Form 10-Q
period 2020-06-30
CAPITAL SENIOR LIVING CORP
filed 2020-08-10
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the Registrant had 31,922,755 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,460	$23,975
Restricted cash	3,382	13,088
Accounts receivable, net	8,832	8,143
Federal and state income taxes receivable	76	72
Property tax and insurance deposits	7,955	12,627
Prepaid expenses and other	5,823	5,308
Total current assets	51,528	63,213
Property and equipment, net	895,127	969,211
Operating lease right-of-use assets, net	12,068	224,523
Deferred taxes, net	76	76
Other assets, net	5,454	10,673
Total assets	$964,253	$1,267,696
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,776	$10,382
Accrued expenses	52,081	46,227
Current portion of notes payable, net of deferred loan costs	227,653	15,819
Current portion of deferred income	7,017	7,201
Current portion of financing obligations	—	1,741
Current portion of lease liabilities	20,336	45,988
Federal and state income taxes payable	647	420
Customer deposits	1,126	1,247
Total current liabilities	317,636	129,025
Financing obligations, net of current portion	—	9,688
Lease liabilities, net of current portion	645	208,967
Notes payable, net of deferred loan costs and current portion	690,452	905,637
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value:	—	—
Authorized shares – 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,432 and 31,441 in 2020 and 2019, respectively	319	319
Additional paid-in capital	191,461	190,386
Retained deficit	(232,830)	(172,896)
Treasury stock, at cost – 494 shares in 2020 and 2019	(3,430)	(3,430)
Total shareholders’ equity (deficit)	(44,480)	14,379
Total liabilities and shareholders’ equity (deficit)	$964,253	$1,267,696

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Resident revenue	$99,442	$113,126	$205,058	$227,302
Management fees	159	—	215	—
Community reimbursement revenue	1,876	—	2,333	—
Total revenues	101,477	113,126	207,606	227,302
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	71,307	74,430	146,709	149,835
General and administrative expenses	6,473	6,642	12,908	14,212
Facility lease expense	6,520	14,238	17,308	28,473
Stock-based compensation expense	478	1,638	1,074	660
Depreciation and amortization expense	16,321	15,975	32,036	31,949
Long-lived asset impairment	—	—	35,954	—
Community reimbursement expense	1,876	—	2,333	—
Total expenses	102,975	112,923	248,322	225,129
Other income (expense):
Interest income	15	57	69	114
Interest expense	(11,233)	(12,602)	(22,903)	(25,166)
Write down of assets held for sale	—	—	—	(2,340)
Gain on facility lease modification and termination, net	—	—	11,240	—
Gain (loss) on disposition of assets, net	—	38	(7,356)	38
Other income (expense)	(8)	(113)	(7)	(90)
Loss from continuing operations before provision for income taxes	(12,724)	(12,417)	(59,673)	(25,271)
Provision for income taxes	(29)	(117)	(261)	(247)
Net loss	$(12,753)	$(12,534)	$(59,934)	$(25,518)
Per share data:
Basic net loss per share	$(0.42)	$(0.41)	$(1.96)	$(0.85)
Diluted net loss per share	$(0.42)	$(0.41)	$(1.96)	$(0.85)
Weighted average shares outstanding — basic	30,592	30,279	30,502	30,191
Weighted average shares outstanding — diluted	30,592	30,279	30,502	30,191
Comprehensive loss	$(12,753)	$(12,534)	$(59,934)	$(25,518)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards (cancellations), net	(150)	(2)	2	—	—	—
Stock-based compensation	—	—	(978)	—	—	(978)
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at March 31, 2019	31,123	316	186,903	(149,850)	(3,430)	33,939
Restricted stock awards (cancellations), net	346	4	(4)	—	—	—
Stock-based compensation	—	—	1,638	—	—	1,638
Net loss	—	—	—	(12,534)	—	(12,534)
Balance at June 30, 2019	31,469	320	188,537	(162,384)	(3,430)	23,043

Balance at December 31, 2019	31,441	$319	$190,386	$(172,896)	$(3,430)	$14,379
Restricted stock awards (cancellations), net	(52)	—	—	—	—	—
Stock-based compensation	—	—	597	—	—	597
Net loss	—	—	—	(47,181)	—	(47,181)
Balance at March 31, 2020	31,389	$319	$190,983	$(220,077)	$(3,430)	$(32,205)
Restricted stock awards (cancellations), net	43	—	—	—	—	—
Stock-based compensation	—	—	478	—	—	478
Net loss	—	—	—	(12,753)	—	(12,753)
Balance at June 30, 2020	31,432	$319	$191,461	$(232,830)	$(3,430)	$(44,480)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(59,934)	$(25,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,036	31,949
Amortization of deferred financing charges	931	954
Deferred income	(51)	209
Operating lease expense adjustment	(13,852)	(2,457)
Loss (gain) on disposition of assets, net	7,356	(38)
Gain on facility lease modification and termination, net	(11,240)	—
Long-lived asset impairment	35,954	—
Write-down of assets held for sale	—	2,340
Provision for bad debts	1,409	1,613
Stock-based compensation expense	1,074	660
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	(1,744)
Property tax and insurance deposits	2,671	2,233
Prepaid expenses and other	(16)	(2,251)
Other assets	(1,715)	(745)
Accounts payable	(193)	(7,083)
Accrued expenses	6,351	1,207
Federal and state income taxes receivable/payable	227	(227)
Deferred resident revenue	(55)	(336)
Customer deposits	(121)	(15)
Net cash provided by (used in) operating activities	(744)	751
Investing Activities
Capital expenditures	(8,081)	(7,812)
Proceeds from disposition of assets	6,396	4,888
Net cash used in investing activities	(1,685)	(2,924)
Financing Activities
Proceeds from notes payable	2,172	5,268
Repayments of notes payable	(7,639)	(11,905)
Cash payments for financing lease and financing obligations	(311)	(538)
Deferred financing charges paid	(14)	(221)
Net cash used in financing activities	(5,792)	(7,396)
Decrease in cash and cash equivalents	(8,221)	(9,569)
Cash and cash equivalents and restricted cash at beginning of period	37,063	44,320
Cash and cash equivalents and restricted cash at end of period	$28,842	$34,751
Supplemental Disclosures
Cash paid during the period for:
Interest	$16,932	$23,509
Lease modification and termination	$6,791	$—
Income taxes	$11	$505

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of June 30, 2020, the Company operated 124 senior housing communities in 23 states with an aggregate capacity of approximately 15,600 residents, including 79 senior housing communities that the Company owned, 39 senior housing communities that the Company leased, and six communities that the Company managed on behalf of a third party. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2019, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2019, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2020.  The Company meets the SEC’s definition of a “Smaller Reporting Company,” and therefore qualifies for the SEC’s reduced disclosure requirements for smaller reporting companies.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2020, results of operations for the three and six month periods ended June 30, 2020 and 2019, and cash flows for the six month periods ended June 30, 2020 and 2019. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020.

2. GOING CONCERN UNCERTAINTY

A new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business.

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted, and likely will continue to negatively impact the Company’s revenues and operating results, which depend significantly on such occupancy levels.  Reduced controllable move-out activity during the pandemic may partially offset future adverse revenue impacts.

In addition, the recent outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents and resulted in reduced occupancies at such communities. The Company incurred $3.2 million in COVID-19 related expenses since the onset of the pandemic, $2.9 million of which was incurred in the second quarter of 2020.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the impact of COVID-19 on the Company’s operations and financial results, and (2) operating losses and negative cash flows from operations for projected fiscal years 2020 and 2021. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

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

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

•

In the first quarter of 2019, the Company implemented a 3-year operational improvement plan which began to show improved operating results during 2020, prior to the onset of COVID-19, and is expected to continue to drive incremental profitability improvements.

•	The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
•

The Company has recently taken measures to exit underperforming leases in order to strengthen the Company’s balance sheet and allow the Company to strategically invest in certain existing communities (see “Note 5- Dispositions and Other Significant Transactions”). Recent actions the Company has taken to improve the Company’s future financial position include:

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

o

In the first quarter of 2020, the Company also entered into an agreement with Healthpeak Properties, Inc. (“Healthpeak”) providing for the early termination of one of two Master Lease Agreements with Healthpeak covering six of its senior housing communities. This Master Lease Agreement was converted to a management agreement under a REIT Investment Diversification Act (“RIDEA”) structure pursuant to which the Company agreed to manage the communities that were subject to such lease agreement until such communities are sold by Healthpeak.

o	In the first quarter of 2020, the Company transitioned one of the communities leased from Healthpeak to a new operator.
•	The Company is currently evaluating the opportunity to sell certain communities that would provide positive net proceeds.
•

In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders and continues to discuss further debt relief with its lenders (see “Note 6- Debt Transactions”).

•

In May 2020, the Company entered into an agreement with Healthpeak effective April 1, 2020, through the lease term ending October 31, 2020, under which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The remaining rent is subject to payment by the Company pursuant to a three-year note payable with final payment to be on or before November 1, 2023.

•

The Company has elected to utilize the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes estimated to be incurred from April 2020 through December 2020.  At June 30, 2020, the Company had deferred $2.7 million in payroll taxes, which was included in accrued expenses on the Company’s Consolidated Balance Sheets.

•	In conjunction with the CARES Act, the Company has received approximately $0.6 million in relief from state agencies, and is applying for additional federal funding.
•

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. The transfer will reduce the Company’s debt by $216.3 million. The Company is in negotiations with Fannie Mae related to an agreement that is intended to assure the orderly transition of such communities.

•	The Company is evaluating possible debt and capital options.

The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, or at all, many of which have been made worse or more unpredictable by COVID-19.  Accordingly, management determined it was not probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued.

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

The following table sets forth the Company’s cash and cash equivalents and restricted cash (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$25,460	$21,698
Restricted cash	3,382	13,053
	$28,842	$34,751

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

If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation and disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company recognizes an impairment loss. Asset groups were established at the individual property level and consist of property and equipment, net for owned properties and property and equipment, net and right-of-use assets, net for leased properties.  The Company determines the fair value of operating lease right-of-use (“ROU”) assets by comparing the contractual rent payments to estimated market rental rates. Long-lived ROU and fixed assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred.

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

During the first quarter of 2019, the Company classified one senior housing community located in Kokomo, Indiana, as held for sale, resulting in $4.9 million being reclassified as assets held for sale and $3.5 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Consolidated Balance Sheets. The Company determined, using level 2 inputs as defined in the accounting standards codification, that the assets had an aggregate fair value, net of costs of disposal of $4.9 million. As the fair value was less than the carrying value of $7.2 million, a remeasurement write-down of approximately $2.3 million was recorded to adjust the carrying values of the assets held for sale at March 31, 2019. The senior living community was sold during the second quarter of 2019 for its carrying value.  There were no senior housing communities classified as held for sale by the Company at June 30, 2020 or December 31, 2019.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at June 30, 2020 or December 31, 2019.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $97.8 million and $201.4 million for the three and six months ended June 30, 2020, respectively, and approximately $111.5 million and $224.0 million for the three and six months ended June 30, 2019, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At March 31, 2020 and December 31, 2019, the Company had contract liabilities for deferred resident fees paid by residents prior to the month housing and support services were to be provided totaling approximately $4.6 million and $4.3 million, respectively, which were recognized into revenue during the three and six months ended June 30, 2020. At March 31, 2019 and December 31, 2018, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.0 million and $4.5 million, respectively, which were recognized into revenue during the three and six months ended June 30, 2019. The Company had contract liabilities for deferred resident fees totaling approximately $5.0 million and $4.3 million which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $0.6 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2019, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At June 30, 2020 and December 31, 2019, the Company had contract liabilities for deferred community fees totaling approximately $2.0 million and $2.2 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.

The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $1.1 million and $2.2 million during the three and six months ended June 30, 2020, respectively.  The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively.

During the first quarter of 2020, the Company entered into a management agreement whereby it manages certain communities under a contract which provides periodic management fee payments to the Company and reimbursement for costs and expenses related to such communities. Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company's estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in "community reimbursement revenue" on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The related costs are included in "community reimbursement expense" on the Company’s Consolidated

Statements of Operations and Comprehensive Loss.  The Company recognized revenue from management fees of $0.2 million and $0.2 million, during the three and six months ended June 30, 2020, respectively.  The Company recognized revenue from reimbursed costs incurred on behalf of managed communities of $1.9 million and $2.3 million, during the three and six months ended June 30, 2020, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $9.0 million and $8.6 million at June 30, 2020, and December 31, 2019, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Affordable Care Act. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2020; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities for purposes of the TMT, which contributes to the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its U.S. and state net deferred tax assets.  The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state tax audits for years prior to 2016 and 2015, respectively.

On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Future regulatory guidance under the FFCR Act and the CARES Act remains forthcoming, and such guidance could ultimately increase or lessen their impact on the Company’s business and financial condition.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(12,753)	$(12,534)	$(59,934)	$(25,518)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(12,753)	$(12,534)	$(59,934)	$(25,518)
Weighted average shares outstanding – basic	30,592	30,279	30,502	30,191
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	30,592	30,279	30,502	30,191
Basic net loss per share – common shareholders	$(0.42)	$(0.41)	$(1.96)	$(0.85)
Diluted net loss per share – common shareholders	$(0.42)	$(0.41)	$(1.96)	$(0.85)

Awards of unvested restricted stock and restricted stock units representing approximately 719,000 shares, as well as 147,000 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for the three and six months ended June 30, 2020. Awards of unvested restricted stock and restricted stock units representing approximately 1,165,000 shares and approximately 147,000 stock options, were antidilutive as a result of the net loss reported by the Company for the three and six months ended June 30, 2019. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit). All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the six months ended June 30, 2020 or fiscal 2019.

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

During the first quarter of 2020, the Company determined that the modifications of certain of its Master Lease Agreements (see “Note 5- Dispositions and Other Significant Transactions”) and adverse impacts on the Company’s operating results resulting from the COVID-19 pandemic were indicators of potential impairment of its long-lived assets.  As such, the Company evaluated its long-lived asset groups for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets.

In March 2020, the Company entered into forbearance agreements with Ventas and Welltower, which, among other things, provide that the lease agreements covering the communities will be converted into property management agreements with the Company as manager on December 31, 2020 if the properties have not transitioned to a successor operator on or prior to such date (see “Note 5- Dispositions and Other Significant Transactions”). The Company’s leases with Ventas and Welltower were originally scheduled to mature during 2025 and 2026.  Due to the modification of the lease term and the expected impacts of the COVID-19 pandemic, the Company evaluated certain owned communities and all leased communities for impairment and tested the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values.  For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value.  For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market support lease coverage ratio.  The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  These fair value measurements are considered Level 3 measurements within the valuation hierarchy.  During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.  The Company did not record any impairment charges for the three months ended June 30, 2020 or for the three or six months ended June 30, 2019.

5. DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Disposition of Boca Raton, Florida Community

Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded an approximate $1.8 million gain on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

Disposition of Merrillville, Indiana Community

Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.  The community was comprised of 171 assisted living units and 42 memory care units.

Early Termination of Master Lease Agreements

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”) and transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements, which restructured or terminated certain of its Master Lease Agreements with each of its landlords as further described below, and after giving effect to such transactions, and the disposition of the Company’s Boca Raton community in January 2020, as of June 30, 2020, the Company leased 39 senior living communities and managed six senior living communities for the account of Healthpeak.

Ventas

As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provides that the Company will not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminates on December 31, 2020 absent any defaults by the Company.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Ventas Agreement provides that Ventas can terminate the Master Lease Agreement, with respect to any or all communities upon 30 days’ notice. The effective date of termination may not be later than December 31, 2020. Upon termination, Ventas may elect to enter into a property management agreement with the Company as manager or transition the properties to a new operator. If, as of December 1, 2020, Ventas has not delivered a termination notice for any communities subject to the Master Lease Agreement, then, with respect to any such communities, Ventas will be deemed to have delivered a termination notice electing to enter into a property management agreement with the Company as manager for such communities with an effective date of December 31, 2020. Any such management agreement will provide for a management fee equal to 5% of gross revenues of the applicable community payable to the Company and other customary terms and conditions. The Ventas Agreement also provides that the Company will not be obligated to fund certain capital expenditures under the Master Lease Agreement during the applicable forbearance period and Ventas will reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment.  See “Note 4- Impairment of Long Lived Assets.”

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provides that the Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminates on December 31, 2020, absent any defaults by the Company.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the three months ended June 30, 2020.  The Welltower Agreement provides that Welltower can terminate the agreement, with respect to any or all communities upon 30 days’ notice. The effective date of termination may not be later than December 31, 2020. Upon termination, Welltower may elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. If, as of December 1, 2020, Welltower has not delivered a termination notice for any communities subject to the Master Lease Agreements, then, with respect to any such communities, Welltower will be deemed to have delivered a termination notice electing to enter into a property management agreement with the Company as manager for such communities with an effective date of December 31, 2020. Any such management agreement will provide for a management fee equal to 5% of gross revenues of the applicable community payable to the Company and other customary terms and conditions. The Welltower Agreement also provides that the Company will not be obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and Welltower will reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment.  See “Note 4- Impairment of Long Lived Assets.”

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee equal to 5% of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

On May 20, 2020, the Company entered into an additional agreement with Healthpeak, effective April 1, 2020 until the end of the lease term on October 31, 2020. Pursuant to such agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At June 30, 2020, the Company had deferred $0.7 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and will not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company will account for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.  The Company will continue to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease through the end of the lease term on October 31, 2020.

Disposition of Kokomo, Indiana Community

Effective May 1, 2019, the Company closed the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 138 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell, which is included in the write down of assets held for sale net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2019.

6. DEBT TRANSACTIONS

Debt Forbearance Agreements on Fannie Mae Loans

The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to COVID-19 to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 properties.  On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one property.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two properties.   The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly all net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.  At June 30, 2020, the Company had deferred payments of $4.4 million related to the Fannie Mae loans, $3.1 million of which were included in accrued expenses on the Company’s Consolidated Balance Sheets. The remaining $1.3 million was included in current portion of notes payable, net of deferred loan costs on the Company’s Consolidated Balance Sheets.  Subsequent to quarter-end, the Company entered into an agreement with Fannie Mae, providing for a one month extension of the forbearance agreements between it and Fannie Mae covering 23 communities.  See “Note 12- Subsequent Events.”

Debt Forbearance Agreement on BBVA Loan

The Company also entered into a loan amendment with another lender, BBVA, USA, related to a loan covering three properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to principal and due in June 2021.  At June 30, 2020, the Company had deferred payments of $0.5 million related to the BBVA loan, which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Debt Forbearance Agreement on HUD Loan

The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one property pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to the regularly scheduled payments in equal installments for one year following the forbearance period.  At June 30, 2020, the Company had deferred payments of $0.1 million related to the ORIX loan, which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans covering 10 properties.  These amendments allow the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan.  At June 30, 2020, the Company had deferred payments of $2.0 million related to the Protective Life loans, of which $1.3 million was included in accrued expenses in the Company’s Consolidated Balance Sheets.  The remaining $0.7 million of which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Letters of Credit

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remained outstanding as of June 30, 2020.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company.  The letters of credit were surrendered and paid to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Notes Payable

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2020 and December 31, 2019, these communities carried a total net book value of approximately $877.6 million and $898.0 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $922.0 million and $926.5 million, respectively.

On June 15, 2020, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $2.2 million. The finance agreement has a fixed interest rate of 4.60% with the principal being repaid over a 10-month term.

On May 20, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Forbearance”), effective April 1, 2020, through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At June 30, 2020, the Company had deferred $0.7 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  See “Note 5- Dispositions and Other Significant Transactions.”

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At June 30, 2020 and December 31, 2019, the Company had gross deferred loan costs of approximately $14.3 million and $14.3 million, respectively. Accumulated amortization was approximately $6.6 million and $5.7 million at June 30, 2020 and December 31, 2019, respectively. The Company was in compliance with all aspects of its outstanding indebtedness as of June 30, 2020 and December 31, 2019, except that pursuant to the forbearance agreements described above under “Debt Forbearance Agreements on Fannie Mae Loans,” the Company withheld loan payments due under loan agreements with Fannie Mae covering certain of the Company’s communities for the months of April, May and June of 2020. Subsequent to quarter-end, the forbearance agreements were extended until July 31, 2020.  See “Note 12- Subsequent Events.”

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2020 or December 31, 2019.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the three or six months ended June 30, 2020 or fiscal 2019.

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

Stock Options

The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Cancelled	Outstanding at End of Period
Options	147,239	–	–	–	147,239

At June 30, 2020, the options outstanding had no intrinsic value, a weighted-average remaining contractual life of 8.5 years, and a weighted average exercise price of $7.46.  At June 30, 2020, there was approximately $0.2 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 1.5 years.  At June 30, 2020, 48,588 options were exercisable, and the remaining options were unvested.  There were no stock options granted during the three or six months ended June 30, 2020.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2020 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	1,089,346	–	(271,363)	(98,915)	719,068

The restricted stock outstanding at June 30, 2020 had an intrinsic value of approximately $0.5 million.  There were no grants of restricted stock awards or restricted stock units during the three or six months ended June 30, 2020.

The Company recognized $0.5 million and $1.1 million in stock-based compensation expense during the three and six months ended June 30, 2020, respectively, and $1.6 million and $0.7 million during the three and six months ended June 30, 2019, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense was $2.0 million as of June 30, 2020. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards, options and units.

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

10. FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts and fair values of financial instruments at June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$25,460	$25,460	$23,975	$23,975
Restricted cash	3,382	3,382	13,088	13,088
Notes payable, excluding deferred loan costs	925,808	926,966	930,085	899,326

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

Assets Held for Sale

During the three and six months ended June 30, 2020, no senior living communities were classified as assets held for sale.  During the first quarter of 2019, the Company classified one senior living community as held for sale and recognized a remeasurement write-down of approximately $2.3 million to adjust the carrying values of the assets to their fair value, net of cost of disposal.  The senior living community was sold during the second quarter of 2019 for its carrying value.

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

Operating Lease Right-Of-Use Assets

The Company recognized an impairment charge of approximately $6.2 million to operating lease right-of-use assets, net during the first quarter of 2020. The fair value of the impaired assets was $15.0 million at March 31, 2020.  The fair value of the right-of-use assets was estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community.  The Company did not recognize any impairment charges to operating lease right-of-use assets for the three months ended June 30, 2020 or for the three or six months ended June 30, 2019.  See “Note 4- Impairment of Long-Lived Assets.”

Property and Equipment, Net

During the first quarter of 2020, the Company recorded a non-cash impairment charge of $29.8 million to property and equipment, net.  The fair value of the impaired assets was $10.5 million at March 31, 2020.  The fair values of the property and equipment, net of these communities were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  This fair value measurement is considered a Level 3 measurement within the valuation hierarchy.  The Company did not recognize any impairment charges to property and equipment, net for the three months ended June 30, 2020 or for the three or six months ended June 30, 2019.  See “Note 4- Impairment of Long-Lived Assets.”

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

As of June 30, 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future minimum lease payments. As of June 30, 2020, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 4.5% and 0.5 years, respectively. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold improvements, net on the Company's Consolidated Balance Sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method.  As of June 30, 2020, the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.0% and 3.5 years, respectively. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

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

The Company has operating leases for various real estate (primarily senior housing communities) and equipment as well as financing leases for certain vehicles. As of June 30, 2020, the Company leased 39 senior housing communities from certain REITs. Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases may include contingent rent increases when certain operational performance thresholds are surpassed, at which time the right-of-use assets and lease liability will be remeasured.

The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. The Company was in compliance with all of its lease covenants at June 30, 2020.  As of December 31, 2019, the Company was not in compliance with certain financial covenants with regard to its Master Lease Agreements with Ventas and Welltower.  The Company subsequently entered into the Ventas Agreement and the Welltower Agreement with respect to such defaults. Under the agreements, the Company does not have to comply with certain financial covenants of the respective Master Lease Agreements during the forbearance period, which terminates on December 31, 2020, absent any defaults by the Company under such agreements.  The Company was in compliance with all other lease covenants at December 31, 2019.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statement of operations) and cash flows from leasing transactions is as follows:

	Six Months Ended June 30,
Operating Leases (in thousands)	2020	2019
Facility lease expense	$17,308	$28,473
General and administrative expenses	361	439
Operating expenses, including variable lease expense of $3,006 and $3,110 in 2020 and 2019, respectively	3,190	3,412
Total operating lease costs	$20,859	$32,324
Operating lease expense adjustment	13,852	2,457
Operating cash flows from operating leases	$34,711	$34,781

	Six Months Ended June 30,
Financing Leases (in thousands)	2020	2019
Depreciation and amortization	$73	$—
Interest expense: financing lease obligations	17	—
Total financing lease costs	90	—
Operating cash flows from financing leases	$73	$—
Financing cash flows from financing leases	17	—
Total cash flows from financing leases	$90	$—

Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of June 30, 2020, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020 (excluding the six months ended June 30, 2020)	$20,295	$78
2021	190	155
2022	114	155
2023	72	145
2024	44	7
Thereafter	2	2
Total	$20,717	$542
Less: Amount representing interest (present value discount)	(219)	(60)
Present value of lease liabilities	$20,498	$482
Less: Current portion of lease liabilities	(20,209)	(126)
Lease liabilities, net of current portion	$289	$356

12. SUBSEQUENT EVENTS

On July 8, 2020, the Company entered into forbearance extension agreements with Fannie Mae, which provided for a one month extension of the forbearance agreements between it and Fannie Mae covering 23 properties.   The forbearance extension agreements extended the forbearance period until July 31, 2020, and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  By July 31, 2020, the Company was required to repay to Fannie Mae the deferred payments, less payments made during the forbearance period.

On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as it initiated a process which is intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.  As such, the Company included the $216.3 million in outstanding debt related to those properties in current portion of notes payable on the Company’s Consolidated Balance Sheets at June 30, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, continued spread of COVID-19, including the speed, depth, geographic reach and duration of such spread, new information that may emerge concerning the severity of COVID-19, the actions taken to prevent or contain the spread of COVID or treat its impact, the legal, regulatory and administrative developments that occur at the federal, state and local levels in response to the COVID-19 pandemic, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company’s response efforts; the impact of COVID-19 on Company’s ability to continue as a going concern; the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancing, and proceeds from the sale of assets to satisfy its short and long-term debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2020 and 2019, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company is one of the largest operators of senior housing communities in the United States. Our operating strategy is to provide value to our senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. We provide senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of our communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care, and is bridged by home care through independent home care agencies, sustains residents’ autonomy and independence based on their physical and mental abilities.

As of June 30, 2020, the Company operated 124 senior housing communities in 23 states with an aggregate capacity of approximately 15,600 residents, including 79 senior housing communities that the Company owned, 39 senior housing communities that the Company leased, and six senior housing communities that the Company managed on behalf of third parties.

COVID-19 Pandemic

A new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business.

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted, and will likely continue to negatively impact the Company’s revenues and operating results, which depend significantly on such occupancy levels.  During the second half of March, new resident leads, visits, and move-in activity began to decline compared to typical levels. This trend intensified throughout the second quarter of 2020, and began to adversely impact occupancy, resulting in decrease in consolidated senior housing occupancy (excluding the community sold effective March 31, 2020) from 79.9% for the first quarter to 77.6% for the second quarter of 2020. We expect further deterioration of resident fee revenue resulting from fewer move-ins and typical resident attrition inherent in our business, which may increase due to the impacts of COVID-19.  Lower than normal controllable move-out activity during the COVID-19 pandemic may partially offset future adverse revenue impacts.

In addition, the recent outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. During the second half of March 2020, the Company began to incur incremental direct costs to prepare for and respond to the COVID-19 pandemic, and such costs increased during the second quarter of 2020.  Facility operating expense for the three and six months ended June 30, 2020 includes $2.9 million and $3.2 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic, including costs for acquisition of additional personal protective equipment (“PPE”), cleaning and disposable food service supplies, testing of the Company’s residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. The Company expects such costs to continue.  We are unable to reasonably predict the total amount of costs we will incur related to the pandemic, but such costs are likely to be substantial.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the impact of COVID-19 on the Company’s operations and financial results (see “COVID-19 Pandemic” above), and (2) operating losses and negative cash flows from operations for projected fiscal year 2020 and 2021. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

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

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

•

In the first quarter of 2019, the Company implemented a 3-year operational improvement plan which began to show improved operating results in 2020, prior to the onset of COVID-19, and is expected to continue to drive incremental profitability improvements.

•	The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
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

o

In the first quarter of 2020, the Company also entered into an agreement with Healthpeak Properties, Inc. (“Healthpeak”) providing for the early termination of one of two Master Lease Agreements with Healthpeak covering six of its senior housing communities. This Master Lease Agreement was converted to a management agreement under a REIT Investment Diversification Act (“RIDEA”) structure pursuant to which the Company agreed to manage the communities that were subject to such lease agreement until such communities are sold by Healthpeak.

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
•

In May 2020, the Company entered into an agreement with Healthpeak effective April 1, 2020, through the lease term ending October 31, 2020, under which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The remaining rent is subject to payment by the Company pursuant to a three-year note payable with final payment to be on or before November 1, 2023.

•

The Company has elected to utilize the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of approximately $7.0 million of the employer portion of payroll taxes estimated to be incurred from April 2020 through December 2020.

•	In conjunction with the CARES Act, the Company has received approximately $0.6 million in relief from state agencies, and is applying for additional federal funding.
•

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. The transfer will reduce the Company’s debt by $216.3 million and improve annual cash flow by approximately $10 million. The Company is in negotiations with Fannie Mae related to an agreement that is intended to assure the orderly transition of such communities.

•	The Company is evaluating possible debt and capital options.

The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, or at all, many of which have been made worse or more unpredictable by COVID-19.  Accordingly, management determined it was not probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued.

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

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to seniors. When comparing the second quarter of fiscal 2020 to the second quarter of fiscal 2019, the Company generated resident revenue of approximately $99.4 million compared to resident revenue of approximately $113.1 million, respectively, representing a decrease of approximately $13.7 million, or 11.9%.  The decrease in revenue is primarily due to the disposition of five communities since the second quarter of 2019 and transitioning one of its senior housing communities to a different operator and six communities to a management agreement during the first quarter of 2020 of approximately $9.1 million.  The remaining decrease of approximately $4.6 million was primarily due to a decrease of 480 basis points in total occupancies at the Company’s remaining senior housing communities, partially offset by the receipt of $0.6 million in relief from various state agencies related to the CARES Act.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and intensified in the second quarter of 2020, related to the COVID-19 pandemic and our response efforts.  In addition, during the first quarter of 2020, the Company began managing six properties on behalf of a third party, which generated management fee income and reimbursed costs incurred on behalf of managed communities of $0.2 million and $1.9 million, respectively, for the three months ended June 30, 2020.

The Company continues to evaluate its portfolio of senior housing communities and explore opportunities to monetize certain of its assets, including through the sale of various owned communities that it believes are operating in challenging markets or that no longer fit its portfolio criteria. During the first six months of 2020, the Company transitioned one community to a different operator, transitioned six properties to a management agreement, and sold one property.

Consolidated financial occupancy for the second quarters of fiscal 2020 and 2019 was 77.6% and 82.4%, respectively. Although average financial occupancies decreased for such periods, the Company experienced an increase in average monthly rental rates of 330 basis points when comparing the second quarter of fiscal 2020 to the second quarter of fiscal 2019.

Facility Lease Transactions

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts and transitioned one community to a different operator effective January 15, 2020. During the first six months of fiscal 2020, the Company restructured certain of its Master Lease Agreements with each of its landlords as further described below, and after giving effect to such transactions and as of June 30, 2020, the Company leased 39 senior living communities and managed six senior living communities for the account of Healthpeak.

Ventas

As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into the Ventas Agreement providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provides that the Company will not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminates on December 31, 2020 absent any defaults by the Company.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas forgave the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Ventas Agreement provides that Ventas can terminate the Master Lease Agreement with respect to any or all communities upon 30 days’ notice. The effective date of termination may not be later than December 31, 2020. Upon termination, Ventas may elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. If, as of December 1, 2020, Ventas has not delivered a termination notice for any communities subject to the Master Lease Agreement, then, with respect to any such communities, Ventas will be deemed to have delivered a termination notice electing to enter into a property management agreement with the Company as manager for such communities with an effective date of December 31, 2020. Any such management agreement will provide for a management fee equal to 5% of the gross revenues of the applicable community payable to the Company and other customary terms and conditions. The Ventas Agreement also provides that the Company will not be obligated to fund certain capital expenditures under the Master Lease Agreement during the applicable forbearance period and Ventas will reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  During the first quarter of 2020, the Company reduced the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at June 30, 2020 by approximately $11.1 million, $51.6 million, and $47.8 million, respectively, and recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provides that the Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminates on December 31, 2020, absent any defaults by the Company.  In conjunction with the Welltower Agreement, the Company released $6.5 million in letters of credit to Welltower during the second quarter of 2020.  The Welltower Agreement provides that Welltower can terminate the agreement, with respect to any or all communities upon 30 days’ notice. The effective date of termination may not be later than December 31, 2020. Upon termination, Welltower may elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. If, as of December 1, 2020, Welltower has not delivered a termination notice for any communities subject to the Master Lease Agreements, then, with respect to any such communities, Welltower will be deemed to have delivered a termination notice electing to enter into a property management agreement with the Company as manager for such communities with an effective date of December 31, 2020. Any such management agreement will provide for a management fee equal to 5% of the gross revenues of the applicable community payable to the Company and other customary terms and conditions. The Welltower Agreement also provides that the Company will not be obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and Welltower will reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the leases continued to be classified as operating leases until the community transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at June 30, 2020 by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, which resulted in the Company recognizing an approximate $7.0 million loss on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2020.

On May 20, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Forbearance”), effective April 1, 2020 through the lease term ending October 31, 2020, under which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment to be made on or before November 1, 2023.  At June 30, 2020, the Company had deferred $0.7 million of monthly rent, which was included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$99,442	98.0	$113,126	100.0	$205,058	98.8	$227,302	100.0
Management fees	159	0.2	—	0.0	215	0.1	—	0.0
Community reimbursement revenue	1,876	1.9	—	0.0	2,333	1.1	—	0.0
Total revenues	101,477	100.0	113,126	100.0	207,606	100.0	227,302	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	71,307	70.3	74,430	65.8	146,709	70.7	149,835	65.9
General and administrative expenses	6,473	6.4	6,642	5.9	12,908	6.2	14,212	6.3
Facility lease expense	6,520	6.4	14,238	12.6	17,308	8.3	28,473	12.5
Stock-based compensation expense	478	0.5	1,638	1.5	1,074	0.5	660	0.3
Depreciation and amortization expense	16,321	16.1	15,975	14.1	32,036	15.4	31,949	14.1
Long-lived asset impairment	—	0.0	—	0.0	35,954	17.3	—	0.0
Community reimbursement expense	1,876	1.9	—	0.0	2,333	1.1	—	0.0
Total expenses	102,975	101.5	112,923	99.8	248,322	119.6	225,129	99.0
Other income (expense):
Interest income	15	0.0	57	0.1	69	0.0	114	0.1
Interest expense	(11,233)	(11.1)	(12,602)	(11.1)	(22,903)	(11.0)	(25,166)	(11.1)
Write-down of assets held for sale	—	0.0	—	0.0	—	0.0	(2,340)	(1.0)
Gain on facility lease modification and termination, net	—	0.0	—	0.0	11,240	5.4	—	0.0
Gain (loss) on disposition of assets, net	0	0.0	38	0.0	(7,356)	(3.5)	38	0.0
Other income (expense)	(8)	(0.0)	(113)	(0.1)	(7)	0.0	(90)	(0.0)
Loss from continuing operations before provision for income taxes	(12,724)	(12.5)	(12,417)	(11.0)	(59,673)	(28.7)	(25,271)	(11.1)
Provision for income taxes	(29)	(0.0)	(117)	(0.1)	(261)	(0.1)	(247)	(0.1)
Net loss from operations	$(12,753)	(12.6)	$(12,534)	(11.1)	$(59,934)	(28.9)	$(25,518)	(11.2)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues.

Revenue was $101.5 million for the three month period ended June 30, 2020 compared to $113.1 million for the three month period ended June 30, 2019, representing a decrease of $11.6 million, or approximately 10.3%. The decrease in total revenue is primarily due to the disposition of five communities since the first quarter of 2019 and transition of six communities to a management agreement during the first quarter of 2020, which together accounted for a decrease to resident revenues of approximately $9.1 million, and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $4.6 million, which was primarily due to a decrease of 480 basis points in total occupancy.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and intensified in the second quarter of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in total revenue were partially offset by increases in management fees and community reimbursement revenue of $0.2 million and $1.9 million, respectively, which were due to the Company’s management of six communities on the behalf of a third party, which commenced on March 1, 2020.

Expenses.

Total expenses were $103.0 million in the second quarter of fiscal 2020 compared to $112.9 million in the second quarter of fiscal 2019, representing a decrease of $9.9 million, or 8.8%. This decrease is primarily the result of a $3.1 million decrease in operating expenses, a $7.7 million decrease in facility lease expenses, and a $1.2 million decrease in stock-based compensation expense, partially offset by a $1.9 million increase in community reimbursement expense and a $0.3 million increase in depreciation and amortization expense.  General and administrative expenses decreased by $0.2 million but increased by 50 basis points as a percentage of revenue which is primarily due to increases in transaction and conversion costs and labor expenses to supplement and maintain current staffing levels in a competitive labor market, which were not in line with the decrease in revenue.

•

The quarter-over-quarter decrease in operating expenses of $3.1 million is primarily due to a $0.9 million decrease in food expense, a $0.6 million decrease in labor and employee-related expenses, a $0.9 million decrease in promotion expenses, a $0.5 million decrease in property tax expense, a $0.6 million decrease in utilities, and a $0.2 million decrease in service contracts, all of which were primarily due to the disposition of five communities since the first quarter of 2019 and transition of six communities to a management agreement during the first quarter of 2020 and reduced occupancy levels at our communities, partially offset by $1.6 million increase in expenses relating to supplies, PPE, testing of the Company’s residents and employees and enhanced cleaning and environmental sanitation costs primarily to address the COVID-19 pandemic.

•

The $7.7 million decrease in facility lease expense is primarily attributable to the Company transitioning six communities to property management agreements effective March 1, 2020, and the renegotiation of lease agreements with two of the Company’s landlords, which resulted in reduced rent obligations.

•

The $1.2 million decrease in stock-based compensation expense is primarily attributable to previously issued stock awards vesting and becoming fully amortized.  The Company did not issue any stock awards during the six months ended June 30, 2020.

•

The $0.3 million increase in depreciation and amortization expense primarily results from a decrease in the useful lives of fixed assets related to leased properties due to the decrease in the remaining lease term as a result of the Ventas Agreement and the Welltower Agreement, partially offset by a decrease in depreciable assets at the Company’s communities resulting from the transition of six properties to management agreements effective March 1, 2020, and impairment on fixed assets recorded during the first quarter of 2020.

•	The $1.9 million increase in community reimbursement expense includes reimbursements due from the owners of communities for which the Company began providing management services on March 1, 2020.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased in the second quarter of fiscal 2020 when compared to the second quarter of fiscal 2019 primarily due to the early repayment of mortgage debt associated with the disposition of five senior housing communities since the first quarter of 2019 and a decrease in variable interest rates quarter over quarter.

Provision for income taxes.

Provision for income taxes for the second quarter of fiscal 2020 was $0.1 million, or 0.2% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 0.9% of loss before income taxes, for the second quarter of fiscal 2019. The effective tax rates for the first quarters of fiscal 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $12.8 million for the three months ended June 30, 2020, compared to net loss and comprehensive loss of $12.5 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues.

Revenue was $207.6 million for the six month period ended June 30, 2020 compared to $227.3 million for the six month period ended June 30, 2019, representing a decrease of $19.7 million, or approximately 8.7%. The decrease in revenue is primarily due to the disposition of five communities since the first quarter of 2019 and transition of six communities to a management agreement during the first quarter of 2020, which together accounted for a decrease to resident revenues of approximately $14.9 million, and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $7.3 million, which was primarily due to a decrease of 480 basis points in total occupancy.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and intensified in the second quarter of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in revenue were partially offset by increases in management fees and community reimbursement revenue of $1.9 million and $2.3 million, respectively, which were due to the Company’s management of six communities on behalf of a third party, which commenced on March 1, 2020.

Expenses.

Total expenses were $248.3 million in the first six months of fiscal 2020 compared to $225.1 million in the first six months of fiscal 2019, representing an increase of $23.2 million, or 10.3%. This increase is primarily the result of a $36.0 million increase in impairment expenses, a $2.3 million increase in community reimbursement expense, and a $0.4 million increase in stock-based compensation expense, partially offset by a $3.1 million decrease in operating expenses, a $1.3 million decrease in general and administrative expenses, and a $11.2 million decrease in facility lease expense.

•

The $3.1 million decrease in operating expenses primarily results from a $1.4 million decrease in food expenses, a $0.9 million decrease in promotion expenses, a $1.3 million decrease in property tax expense, a $1.2 million decrease in utilities, a $0.2 million decrease in labor and employee-related expenses, a $0.2 million decrease in service contracts, and a $0.3 million decrease in all other operating expenses, all of which were primarily due to the disposition of five communities since the first quarter of 2019 and transition of six communities to a management agreement during the first quarter of 2020 and reduced occupancy levels at our communities.  The decreases were partially offset by a $1.3 million increase in casualty and insurance costs primarily due to the receipt of business interruption insurance proceeds in 2019 resulting from the losses incurred relating to Hurricane Harvey and $1.3 million increase in expenses relating to supplies, PPE, testing of the Company’s residents and employees and enhanced cleaning and environmental sanitation costs primarily to address the COVID-19 pandemic.

•

The decrease in general and administrative expenses of $1.3 million is primarily due to a $3.0 million decrease in employee insurance costs, primarily related to a decrease in claims paid, a $0.7 million decrease in separation, placement, and retention costs primarily due to the replacement of the Company’s CEO and the separation of the Company’s COO during the first quarter of fiscal 2019, a $0.3 million decrease in labor-related expenses, a $0.3 million decrease in travel expenses, and a $0.1 million decrease in all other general and administrative expenses, partially offset by increases in transaction and conversion costs of $1.5 million and contract labor and consulting expenses of $0.7 million to supplement and maintain current staffing levels in a competitive labor market as well as an increase in other insurance related expenses of $0.9 million.

•

During the first quarter of 2020, the Company recorded $36.0 million of non-cash impairment charges, of which $29.8 million related to property and equipment for certain leased communities and $6.2 million related to operating lease right-of-use assets.

•

The $11.2 million decrease in facility lease expense is primarily attributable to the Company transitioning six communities to property management agreements, effective March 1, 2020, and the renegotiation of lease agreements with two of the Company’s landlords, which resulted in reduced rent obligations.

•

The increase in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards were no longer probable of achievement which resulted in remeasurement adjustments. The Company did not issue any stock awards during the six months ended June 30, 2020.

•	The $2.3 million increase in community reimbursement expense includes reimbursements due from the owners of communities for which the Company began providing management services on March 1, 2020.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased in the first six months of fiscal 2020 when compared to the first six months of fiscal 2019 primarily due to the early repayment of mortgage debt associated with the closing of the Company’s sale of communities located in Kokomo, Indiana, Springfield, Missouri, and Peoria, Illinois in 2019 and a decrease in variable interest rates year-over-year.

•

The write-down of assets held for sale during the first six months of 2019 was attributable to a fair value remeasurement adjustment recorded by the Company upon classifying one senior living community as held for sale.  This reclassification resulted in the Company determining that the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by $2.3 million.

•

The $11.2 million increase in gain on facility lease modification and termination, net, is due to the Company recognizing a $8.4 million gain on the Ventas Agreement, an $8.0 million gain on the Welltower Agreement, and a $1.8 million gain on the transition of a property to a different operator, partially offset by a $7.0 million loss on the Healthpeak Agreement.

•	The Company recognized a $7.4 million loss on the sale of a senior housing community located in Merrillville, Indiana during the first quarter of 2020.

Provision for income taxes.

Provision for income taxes for the first six months of fiscal 2020 was $0.3 million, or 0.4% of loss before income taxes, compared to a provision for income taxes of $0.2 million, or 1.0% of loss before income taxes, for the first six months of fiscal 2019. The effective tax rates for the first six months of fiscal 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $59.9 million for the six months ended June 30, 2020, compared to net loss and comprehensive loss of $25.5 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

In addition to approximately $25.5 million of unrestricted cash balances on hand as of June 30, 2020, the Company’s principal sources of liquidity are expected to be cash flows from operations, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of owned assets. The Company expects its available cash and cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements are and will be dependent on its ability to access additional funds through the debt and/or equity markets or additional sales of assets. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio including debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(744)	$751
Net cash used in investing activities	(1,685)	(2,924)
Net cash used in financing activities	(5,792)	(7,396)
Net decrease in cash and cash equivalents	$(8,221)	$(9,569)

Operating activities.

The net cash used in operating activities for the six months ended June 30, 2020 primarily results from a net loss of $59.9 million, an increase in accounts receivable of $1.6 million, and an increase in other assets of $1.7 million, partially offset by net non-cash charges of $53.6 million, a decrease in tax and insurance deposits of $2.7 million, a $0.2 increase in accounts payable, and a $6.4 million increase in accrued liabilities. The net cash provided by operating activities for the six months ended June 30, 2019 primarily results from net non-cash charges of $35.2 million, a decrease in tax and insurance deposits of $2.2 million, and an increase in accrued expenses of $1.2 million, partially offset by net loss of $25.5 million, a decrease in accounts payable of $7.1 million, an increase in prepaid expenses of $2.3 million, an increase in accounts receivable of $1.7 million, and an increase in other assets of $0.7 million.

Investing activities.

The net cash used in investing activities for the six months ended June 30, 2020 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $8.1 million, partially offset by $6.4 million in proceeds from the disposition of assets.  The net cash used in investing activities for the six months ended June 30, 2019 primarily results from capital expenditures of $7.8 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities, partially offset by $4.9 million of proceeds from the disposition of assets associated with the Kokomo Sale Transaction.

Financing activities.

The net cash used in financing activities for the six months ended June 30, 2020 primarily results from proceeds from notes payable of $2.2 million, repayments of notes payable of $7.6 million, and payments on financing obligations of $0.3 million. The net cash used in financing activities for the six months ended June 30, 2019, primarily results from $5.3 million of proceeds from notes payable related to insurance premium financing, repayments of notes payable of $11.9 million, and payments on financing obligations of $0.5 million.

Debt transactions.

Debt Forbearance Agreements on Fannie Mae Loans

The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to COVID-19 to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one property.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two properties.   The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 ("Deferred Payments") and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly all net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.  After June 30, 2020, the Company is required to repay to Fannie Mae such deferred payments, less payments made during the forbearance period, over the 12 months subsequent to the end of the reporting period, which is in addition to regular monthly loan payments during this 12 month period.

Debt Forbearance Agreement on BBVA Loan

The Company also entered into a loan amendment with another lender, BBVA, USA, related to a loan covering three properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to and due in June 2021.

Debt Forbearance Agreement on HUD Loan

The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one property pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to the regularly scheduled payments in equal installments for one year following the forbearance period.

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

Letters of Credit

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation which remained outstanding as of June 30, 2020.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company.  The letters of credit were surrendered to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were subsequently included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Notes Payable

On June 15, 2020, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $2.2 million. The finance agreement has a fixed interest rate of 4.60% with the principal being repaid over a 10-month term.

On May 20, 2020, the Company entered into an agreement with Healthpeak, effective April 1, 2020, through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At June 30, 2020, the Company had deferred $0.7 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

The following risk factors are in addition to the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 31, 2020.  The effects of the events and circumstances described in the following risk factors may, directly or indirectly, heighten, exacerbate or otherwise bring to fruition many of the risks and uncertainties contained in our annual, quarterly and periodic reports filed with the SEC.

The sudden onset of COVID-19 has had a significant adverse impact on occupancy levels, revenues, expenses and operating results at our communities. Although we are unable to predict the full nature and extent of the impact of COVID-19 at this time, we expect COVID-19 will continue to have a significant adverse effect on our business, financial condition, liquidity and results of operations.

We face risks related to an epidemic, pandemic or other health crisis. A new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted , and will likely continue to negatively impact the Company’s revenues and operating results, which depend significantly on such occupancy levels.  During the second half of March 2020, new resident leads, visits, and move-in activity began to decline compared to typical levels. This trend intensified in the second quarter 2020, and began to adversely impact occupancy, resulting in a decrease in consolidated senior housing occupancy (excluding the community sold effective

March 31, 2020), decreasing from 79.9% for the first quarter of 2020 to 77.6% for the second quarter of 2020. We expect further deterioration of resident fee revenue resulting from fewer move-ins and typical resident attrition inherent in our business, which may increase due to the impacts of COVID-19.

In addition, the recent outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to care for its residents. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. During the second half March 2020, the Company began to incur incremental direct costs to prepare for and respond to the COVID-19 pandemic and such costs increased during the second quarter of 2020.  Facility operating expense for the three and six months ended June 30, 2020 includes $2.9 million and $3.2 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic, including costs for acquisition of additional PPE, cleaning and disposable food service supplies, testing of the Company’s residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. The Company expects such costs to continue.  We are unable to reasonably predict the total amount of costs we will incur related to the pandemic, but such costs are likely to be substantial.

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

If the Company is unable to successfully implement its business plans and strategies, the Company’s consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.

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

Our common stock is currently listed on the NYSE. On April 10, 2020, we received notice (the “Notice”) from the NYSE that the Company is no longer in compliance with NYSE continued listing standards set forth in Section 802.01B (the “Minimum Market Capitalization Standard”) and Section 802.01C (the “Minimum Stock Price Standard”) of the NYSE’s Listed Company Manual due to the fact that (i) the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million, and (ii) the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. If we are unable to regain compliance with such continued listing requirements within the time periods prescribed by the NYSE’s rules, our common stock will be delisted.  Due to recent market conditions, the NYSE temporarily tolled the applicable cure periods for complying with the Minimum Market Capitalization Standard and the Minimum Stock Price Standard, through and including June 30, 2020, and as such, the NYSE has informed the Company that it has until December 19, 2021 to regain compliance with the Minimum Market Capitalization Statement and until December 19, 2020, to regain compliance with the Minimum Stock Price Standard.

In accordance with the NYSE’s listing requirements, the Company submitted its plan to the NYSE advising the NYSE of definitive action the Company has taken, or is taking, to bring it into conformity with the Minimum Market Capitalization Standard within 18 months after the Company’s receipt of the Notice. The NYSE accepted the Company’s plan in July 2020, and as a result, the Company’s common stock will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the plan and other continued listing standards. The NYSE will review the Company on a quarterly basis to confirm compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2020	494,115	$6.94	494,115	$6,570,222
April 1 – April 30, 2020	—	—	—	6,570,222
May 1 – May 31, 2020	—	—	—	6,570,222
June 1 – June 30, 2020	—	—	—	6,570,222
Total at June 30, 2020	494,115	$6.94	494,115	$6,570,222

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

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: August 7, 2020