Form 10-Q
period 2020-09-30
CAPITAL SENIOR LIVING CORP
filed 2020-11-09
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the Registrant had 31,914,264 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,293	$23,975
Restricted cash	3,982	13,088
Accounts receivable, net	9,107	8,143
Federal and state income taxes receivable	76	72
Property tax and insurance deposits	8,863	12,627
Prepaid expenses and other	4,764	5,308
Total current assets	41,085	63,213
Property and equipment, net	692,746	969,211
Operating lease right-of-use assets, net	3,691	224,523
Deferred taxes, net	76	76
Other assets, net	2,863	10,673
Total assets	$740,461	$1,267,696
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,398	$10,382
Accrued expenses	56,474	46,227
Current portion of notes payable, net of deferred loan costs	263,674	15,819
Current portion of deferred income	5,885	7,201
Current portion of financing obligations	—	1,741
Current portion of lease liabilities	8,971	45,988
Federal and state income taxes payable	307	420
Customer deposits	991	1,247
Total current liabilities	346,700	129,025
Financing obligations, net of current portion	—	9,688
Lease liabilities, net of current portion	590	208,967
Notes payable, net of deferred loan costs and current portion	652,194	905,637
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value:	—	—
Authorized shares – 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,429 and 31,441 in 2020 and 2019, respectively	319	319
Additional paid-in capital	191,882	190,386
Retained deficit	(447,794)	(172,896)
Treasury stock, at cost – 494 shares in 2020 and 2019	(3,430)	(3,430)
Total shareholders’ equity (deficit)	(259,023)	14,379
Total liabilities and shareholders’ equity (deficit)	$740,461	$1,267,696

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Resident revenue	$85,894	$111,110	$290,952	$338,412
Management fees	604	—	819	—
Community reimbursement revenue	9,555	—	11,888	—
Total revenues	96,053	111,110	303,659	338,412
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	65,165	80,394	211,874	230,229
General and administrative expenses	8,128	7,554	21,036	21,766
Facility lease expense	5,926	14,233	23,234	42,706
Stock-based compensation expense	421	898	1,494	1,558
Depreciation and amortization expense	15,547	16,136	47,584	48,085
Long-lived asset impairment	3,240	—	39,194	—
Community reimbursement expense	9,555	—	11,888	—
Total expenses	107,982	119,215	356,304	344,344
Other income (expense):
Interest income	14	59	83	173
Interest expense	(11,141)	(12,562)	(34,044)	(37,728)
Write down of assets held for sale	—	—	—	(2,340)
Gain (loss) on facility lease modification and termination, net	(753)	—	10,487	(97)
Gain (loss) on disposition of assets, net	(191,032)	—	(198,388)	38
Other income (expense)	9	1	2	8
Loss from continuing operations before provision for income taxes	(214,832)	(20,607)	(274,505)	(45,878)
Provision for income taxes	(132)	(124)	(393)	(371)
Net loss	$(214,964)	$(20,731)	$(274,898)	$(46,249)
Per share data:			0
Basic net loss per share	$(7.00)	$(0.68)	$(8.99)	$(1.53)
Diluted net loss per share	$(7.00)	$(0.68)	$(8.99)	$(1.53)
Weighted average shares outstanding — basic	30,730	30,324	30,578	30,236
Weighted average shares outstanding — diluted	30,730	30,324	30,578	30,236
Comprehensive loss	$(214,964)	$(20,731)	$(274,898)	$(46,249)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards (cancellations), net	(150)	(2)	2	—	—	—
Stock-based compensation	—	—	(978)	—	—	(978)
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at March 31, 2019	31,123	316	186,903	(149,850)	(3,430)	33,939
Restricted stock awards (cancellations), net	346	4	(4)	—	—	—
Stock-based compensation	—	—	1,638	—	—	1,638
Net loss	—	—	—	(12,534)	—	(12,534)
Balance at June 30, 2019	31,469	320	188,537	(162,384)	(3,430)	23,043
Restricted stock awards (cancellations), net	(6)	—	—	—	—	—
Stock-based compensation	—	—	898	—	—	898
Net loss	—	—	—	(20,731)	—	(20,731)
Balance at September 30, 2019	31,463	320	189,435	(183,115)	(3,430)	3,210

Balance at December 31, 2019	31,441	$319	$190,386	$(172,896)	$(3,430)	$14,379
Restricted stock awards (cancellations), net	(52)	—	—	—	—	—
Stock-based compensation	—	—	597	—	—	597
Net loss	—	—	—	(47,181)	—	(47,181)
Balance at March 31, 2020	31,389	$319	$190,983	$(220,077)	$(3,430)	$(32,205)
Restricted stock awards (cancellations), net	43	—	—	—	—	—
Stock-based compensation	—	—	478	—	—	478
Net loss	—	—	—	(12,753)	—	(12,753)
Balance at June 30, 2020	31,432	$319	$191,461	$(232,830)	$(3,430)	$(44,480)
Restricted stock awards (cancellations), net	(3)	—	—	—	—	—
Stock-based compensation	—	—	421	—	—	421
Net loss	—	—	—	(214,964)	—	(214,964)
Balance at September 30, 2020	31,429	$319	$191,882	$(447,794)	$(3,430)	$(259,023)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(274,898)	$(46,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,584	48,085
Amortization of deferred financing charges	1,399	1,237
Deferred income	(217)	790
Operating lease expense adjustment	(18,460)	(4,285)
Loss on disposition of assets, net	198,388	59
Gain on facility lease modification and termination, net	(10,487)	—
Long-lived asset impairment	39,194	—
Write-down of assets held for sale	—	2,340
Provision for bad debts	2,190	2,182
Stock-based compensation expense	1,494	1,558
Changes in operating assets and liabilities:
Accounts receivable	(3,616)	(385)
Property tax and insurance deposits	1,091	690
Prepaid expenses and other	911	(2,001)
Other assets	(2,056)	(373)
Accounts payable	1,101	(4,683)
Accrued expenses	11,317	430
Federal and state income taxes receivable/payable	(117)	(103)
Deferred resident revenue	1	(6)
Customer deposits	(189)	(38)
Net cash used in operating activities	(5,370)	(752)
Investing Activities
Capital expenditures	(11,211)	(14,271)
Proceeds from disposition of assets	6,396	4,888
Net cash used in investing activities	(4,815)	(9,383)
Financing Activities
Proceeds from notes payable	3,673	5,268
Repayments of notes payable	(11,901)	(16,884)
Cash payments for financing lease and financing obligations	(361)	(1,095)
Deferred financing charges paid	(14)	(698)
Net cash used in financing activities	(8,603)	(13,409)
Decrease in cash and cash equivalents	(18,788)	(23,544)
Cash and cash equivalents and restricted cash at beginning of period	37,063	44,320
Cash and cash equivalents and restricted cash at end of period	$18,275	$20,776
Supplemental Disclosures
Cash paid during the period for:
Interest	$25,855	$35,723
Lease modification and termination	$6,791	$—
Income taxes	$13	$505

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of September 30, 2020, the Company operated 119 senior housing communities in 22 states with an aggregate capacity of approximately 14,700 residents, including 61 senior housing communities that the Company owned, 34 senior housing communities that the Company leased, and 24 communities that the Company managed on behalf of third parties. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2019, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2019, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2020.  The Company meets the SEC’s definition of a “Smaller Reporting Company,” and therefore qualifies for the SEC’s reduced disclosure requirements for smaller reporting companies.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2020, results of operations for the three and nine month periods ended September 30, 2020 and 2019, and cash flows for the nine month periods ended September 30, 2020 and 2019. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020.

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

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted, and likely will continue to negatively impact, the Company’s revenues and operating results, which depend significantly on such occupancy levels.  Reduced controllable move-out activity during the pandemic may partially offset future adverse revenue impacts.

In addition, the outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents and resulted in reduced occupancies at such communities. At September 30, 2020, the Company had incurred $4.6 million in COVID-19 related expenses since the onset of the pandemic, $1.4 million of which was incurred in the third quarter of 2020.

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

o

In the first quarter of 2020, the Company entered into agreements with two of its largest landlords, Welltower, Inc. (“Welltower”) and Ventas, Inc. (“Ventas”) providing for the early termination of the Master Lease Agreements with such landlords covering certain of its senior housing communities. Pursuant to such agreements, the Company agreed to pay Welltower and Ventas reduced monthly rental amounts, beginning February 1, 2020, and to convert such lease agreements into property management agreements with the Company as manager on December 31, 2020, if such communities have not been transitioned to a successor operator.  At September 30, 2020, five communities had transitioned to a successor operator.  On November 1, 2020, subsequent to quarter-end, 14 Welltower communities transitioned to different operators.  See “Note 12- Subsequent Events.”

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

o

In the first quarter of 2020, the Company transitioned one of the communities leased from Healthpeak to a new operator.  On October 15, 2020, subsequent to quarter-end, the Company transitioned a second Healthpeak community to a new operator.  See “Note 12- Subsequent Events.”

•	The Company is currently evaluating the opportunity to sell certain communities that would provide positive net proceeds.
•

In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders and continues to discuss further debt relief with its lenders (see “Note 6- Debt Transactions”). In October 2020, the Company entered into an additional short-term forbearance agreement with Protective Life.

•

In May 2020, the Company entered into an agreement with Healthpeak effective April 1, 2020, through the end of the lease term, under which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The remaining rent is subject to payment by the Company pursuant to a three-year note payable with final payment to be on or before November 1, 2023.  Effective as of November 1, 2020, subsequent to quarter-end, the Company entered into an agreement with Healthpeak to extend the end of the lease term from October 31, 2020 to April 30, 2021 (subject to two possible three-month extensions) and modify the monthly rent such that the amount owed to Healthpeak will be equal to any excess cash flows of these communities. In addition, the Company will earn a management fee for continuing to manage these communities. See “Note 12- Subsequent Events.”
•

The Company has elected to utilize the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes estimated to be incurred from April 2020 through December 2020.  At September 30, 2020, the Company had deferred $5.0 million in payroll taxes, which was included in accrued expenses on the Company’s Consolidated Balance Sheets.

•

In conjunction with the CARES Act, the Company had received approximately $0.6 million in relief from state agencies at September 30, 2020 and has applied for additional federal and state funding.  On November 6, 2020, subsequent to quarter-end, the Company accepted $8.1 million of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.  See “Note 12- Subsequent Events.”  The Company has also applied for additional grants pursuant to the Provider Relief Fund’s Phase 3 General Distribution, for which the U.S. Department of Health and Human Services (“HHS”) allocated up to $20 billion.  According to HHS' guidance, eligible applicants will receive grant amounts to ensure that they have received approximately 2% of their annual patient care revenue, plus an additional percentage of their change in revenues minus their operating expenses, in each case from patient care attributable to COVID-19.

•

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. In conjunction with the agreement, the Company discontinued recognizing revenues and expenses on the properties as of August 1, 2020 but continues to manage the communities on behalf of Fannie Mae.  The Company earns a management fee for providing such services.  As a result of events of default and the appointment of a receiver to take possession of the communities, the Company concluded that, in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets” a $191.0 million loss should be taken due to the derecognition of the assets as a result of the loss of control of the assets, which occurred during the three months ended September 30, 2020.  See “Note 6- Debt Transactions.”  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities is extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.”  At September 30, 2020, the Company included $217.7 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $6.1 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

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

The following table sets forth the Company’s cash and cash equivalents and restricted cash (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$14,293	$7,703
Restricted cash	3,982	13,073
	$18,275	$20,776

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

If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation and disposition, calculated utilizing the lowest level of identifiable cash flows. If estimated future undiscounted net cash flows are less than the carrying amount of the asset then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the asset to its carrying amount, with any amount in excess of fair value recognized as an expense in the current period.  Asset groups were established at the individual property level and consist of property and equipment, net for owned properties and property and equipment, net and right-of-use assets, net for leased properties.  Long-lived ROU and fixed assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred.

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

During the third quarter of fiscal 2019, the Company classified two communities, located in Springfield, Missouri and Peoria, Illinois, as assets held for sale resulting in net assets of $24.4 million being reclassified to assets held for sale and $44.4 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Company’s Consolidated Balance Sheets. The Company determined, using level 2 inputs as defined in the accounting standards codification, that the assets had an aggregate fair value of $62.8 million, net of disposal costs. The two senior living communities were sold during the fourth quarter of 2019.  There were no senior housing communities classified as held for sale by the Company at September 30, 2020 or December 31, 2019.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at September 30, 2020 or December 31, 2019.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided, which totaled approximately $84.7 million and $286.1 million for the three and nine months ended September 30, 2020, respectively, and approximately $109.4 million and $333.4 million for the three and nine months ended September 30, 2019, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At June 30, 2020 and December 31, 2019, the Company had contract liabilities for deferred resident fees paid by residents prior to the month housing and support services were to be provided totaling approximately $5.0 million and $4.3 million, respectively, which were recognized into revenue during the three and nine months ended September 30, 2020. At June 30, 2019 and December 31, 2018, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.1 million and $4.5 million, respectively, which were recognized into revenue during the three and nine months ended September 30, 2019. The Company had contract liabilities for deferred resident fees totaling approximately $4.3 million, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $0.1 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At September 30, 2020 and December 31, 2019, the Company had contract liabilities for deferred community fees totaling approximately $1.6 million and $2.2 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.

The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $1.0 million and $3.2 million during the three and nine months ended September 30, 2020, respectively.  The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $1.9 million during the three and nine months ended September 30, 2019, respectively.

During the first quarter of 2020, the Company entered into management agreements whereby it manages certain communities under a contract which provides periodic management fee payments to the Company and reimbursement for costs and expenses related to such communities. In addition, during the third quarter of 2020, the Company entered into a management agreement with Fannie Mae, whereby it manages the 18 communities of which it is in the process of legally transferring the ownership to Fannie Mae.  The Company will continue to manage the communities until ownership of such communities has legally transferred to Fannie Mae.  See “Note 6- Debt Transactions.”  Management fees are generally determined by an agreed upon percentage of gross revenues (as defined in the management agreement). The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company's estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in "community reimbursement revenue" on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The related costs are included in "community reimbursement expense" on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  The Company recognized revenue from management fees of $0.6 million and $0.8 million, during the three and nine months ended September 30, 2020, respectively.  The Company recognized revenue from reimbursed costs incurred on behalf of managed communities of $9.6 million and $11.9 million, during the three and nine months ended September 30, 2020, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $7.9 million and $8.6 million at September 30, 2020, and December 31, 2019, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Affordable Care Act. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2020; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities for purposes of the TMT, which contributes to the overall provision for income taxes.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(214,964)	$(20,731)	$(274,898)	$(46,249)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(214,964)	$(20,731)	$(274,898)	$(46,249)
Weighted average shares outstanding – basic	30,730	30,324	30,578	30,236
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	30,730	30,324	30,578	30,236
Basic net loss per share – common shareholders	$(7.00)	$(0.68)	$(8.99)	$(1.53)
Diluted net loss per share – common shareholders	$(7.00)	$(0.68)	$(8.99)	$(1.53)

Awards of unvested restricted stock and restricted stock units representing approximately 685,000 shares, as well as 147,000 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for the three and nine months ended September 30, 2020. Awards of unvested restricted stock and restricted stock units representing approximately 1,128,000 shares and approximately 147,000 stock options, were antidilutive as a result of the net loss reported by the Company for the three and nine months ended September 30, 2019. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit). All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2020 or fiscal 2019.

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

During the three months ended September 30, 2020, the Company recorded non-cash impairment charges of $1.3 million and $1.1 million to operating lease right-of-use assets, net and property and equipment, net, respectively, due to a change in the useful life of 15 of its communities, all of which transferred to new operators subsequent to quarter-end (see “Note 12, Subsequent Events,” for discussion of these properties’ transitions).  Due to the changes in useful lives, the Company concluded the assets related to those properties had indicators of impairment and the carrying values were not fully recoverable.  The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio.  In addition, during the three months ended September 30, 2020 the Company recorded a non-cash impairment charge of $0.8 million to property and equipment, net of one owned community.  The fair value of the property and equipment, net of this community was determined was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities.  This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.  In total, the Company recognized non-cash impairment charges of $3.2 million and $39.2 million for the three and nine months ended September 30, 2020, respectively.  The Company did not record any impairment charges for the three or nine months ended September 30, 2019.

5. DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Disposition of Boca Raton, Florida Community

Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded an approximate $1.8 million gain on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

Disposition of Merrillville, Indiana Community

Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.  The community was comprised of 171 assisted living units and 42 memory care units.

Early Termination of Master Lease Agreements

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”).  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements, which restructured or terminated certain of its Master Lease Agreements with each of its landlords as further described below.  After giving effect to such transactions, the disposition of the Company’s Boca Raton community in January 2020, and the disposition of five communities in September 2020, as of September 30, 2020, the Company leased 34 senior living communities from the REITs and managed six senior living communities for the account of Healthpeak.

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

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long Lived Assets.”

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provides that the Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminates on December 31, 2020, absent any defaults by the Company.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the three months ended June 30, 2020.  The Welltower Agreement provides that Welltower can terminate the agreement, with respect to any or all communities upon 30 days’ notice. The effective date of termination may not be later than December 31, 2020. Upon termination, Welltower may elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. If, as of December 1, 2020, Welltower has not delivered a termination notice for any communities subject to the Master Lease Agreements, then, with respect to any such communities, Welltower will be deemed to have delivered a termination notice electing to enter into a property management agreement with the Company as manager for such communities with an effective date of December 31, 2020. Any such management agreement will provide for a management fee equal to 5% of gross revenues of the applicable community payable to the Company and other customary terms and conditions. The Welltower Agreement also provides that the Company will not be obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and Welltower will reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long Lived Assets.”

During the three months ended September 30, 2020, Welltower elected to terminate the agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  The Company recorded an approximate $0.7 million loss on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020.

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee equal to 5% of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

On May 20, 2020, the Company entered into an additional agreement with Healthpeak, effective April 1, 2020 until the end of the lease term. Pursuant to such agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At September 30, 2020, the Company had deferred $1.4 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and will not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company will account for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.  The Company will continue to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease through the end of the lease term.

Disposition of Kokomo, Indiana Community

Effective May 1, 2019, the Company closed the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 138 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell, which is included in the write down of assets held for sale net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2019.

6. DEBT TRANSACTIONS

Transactions Involving Certain Fannie Mae Loans

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

On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.9 million on the loans for the remaining 18 properties as of that date as it initiated a process which is intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

As a result of the default, Fannie Mae filed a motion with the United States District Court requesting that a receiver be appointed over the 18 properties, which was approved by the court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until legal ownership of the properties is transferred to Fannie Mae.  Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order.  As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.  As such, the Company derecognized the assets and recorded a loss of $191.0 million on the transaction, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2020.  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities have been extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470.  At September 30, 2020, the Company included $217.7 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $6.1 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

Debt Forbearance Agreement on BBVA Loan

The Company also entered into a loan amendment with another lender, BBVA, USA, related to a loan covering three properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to principal and due in June 2021.  At September 30, 2020, the Company had deferred payments of $0.9 million related to the BBVA loan, which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Debt Forbearance Agreement on HUD Loan

The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one property pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to the regularly scheduled payments in equal installments for one year following the forbearance period.  At September 30, 2020, the Company had deferred payments of $0.1 million related to the ORIX loan, which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans covering 10 properties.  These amendments allow the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan.  At September 30, 2020, the Company had deferred payments of $3.2 million related to the Protective Life loans, of which $1.7 million was included in accrued expenses in the Company’s Consolidated Balance Sheets.  The remaining $1.5 million of which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Subsequent to quarter-end, the Company entered into amendments to its loan agreements with Protective Life, which allow the Company to defer principal and interest payments for October, November, and December 2020 and to continue to defer principal payments through September 30, 2021.  See “Note 12- Subsequent Events.”

Letters of Credit

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.  On August 27, 2020, the available letters of credit were increased to $4.0 million, all of which remained outstanding as of September 30, 2020.

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

Notes Payable

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2020 and December 31, 2019, these communities carried a total net book value of approximately $883.7 million and $898.0 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $921.6 million and $926.5 million, respectively.

On June 15, 2020, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $2.2 million. The finance agreement has a fixed interest rate of 4.60% with the principal being repaid over a 10-month term.  On May 20, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Forbearance”), effective April 1, 2020, through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At September 30, 2020, the Company had deferred $1.4 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  See “Note 5- Dispositions and Other Significant Transactions.” In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2020 and December 31, 2019, the Company had gross deferred loan costs of approximately $14.3 million and $14.3 million, respectively. Accumulated amortization was approximately $7.1 million and $5.7 million at September 30, 2020 and December 31, 2019, respectively. Except as noted below, the Company was in compliance with all aspects of its outstanding indebtedness as of September 30, 2020 and December 31, 2019.  Pursuant to the forbearance agreements described above under “Transactions Involving Certain Fannie Mae Loans,” the Company withheld loan payments due under loan agreements with Fannie Mae covering certain of the Company’s communities for the months of April through September of 2020.  Additionally, the Company does not expect to be in compliance with a certain financial covenant of its loan agreement with Fifth Third Bank, on the Company’s Autumn Glen and Cottonwood Village properties, as of September 30, 2020, in which a minimum debt service coverage ratio must be maintained.  However, cure provisions within the debt agreement allow the Company to make a principal payment to bring the debt service coverage ratio into compliance.  The Company is in active negotiations with Fifth Third Bank to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. If a mutually agreed upon solution is not reached and the Company does not exercise its rights to cure the noncompliance with the debt covenant, the Company may be found in default of the debt agreement.  In the event of default, Fifth Third has the right to declare all amounts outstanding to be immediately due and payable.  As such, the Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at September 30, 2020.

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2020 or December 31, 2019.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the three or nine months ended September 30, 2020 or fiscal 2019.

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

Stock Options

The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Cancelled	Outstanding at End of Period
Options	147,239	–	–	–	147,239

At September 30, 2020, the options outstanding had no intrinsic value, a weighted-average remaining contractual life of 8.25 years, and a weighted average exercise price of $7.46.  At September 30, 2020, there was approximately $0.2 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 1.25 years.  At September 30, 2020, 48,588 options were exercisable, and the remaining options were unvested.  There were no stock options granted during the three or nine months ended September 30, 2020.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2020 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	1,089,346	–	(301,740)	(102,359)	685,247

The restricted stock outstanding at September 30, 2020 had an intrinsic value of approximately $0.5 million.  There were no grants of restricted stock awards or restricted stock units during the three or nine months ended September 30, 2020.

The Company recognized $0.4 million and $1.5 million in stock-based compensation expense during the three and nine months ended September 30, 2020, respectively, and $0.9 million and $1.6 million during the three and nine months ended September 30, 2019, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense was $1.7 million as of September 30, 2020. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards, options and units.

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

10. FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts and fair values of financial instruments at September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,293	$14,293	$23,975	$23,975
Restricted cash	3,982	3,982	13,088	13,088
Notes payable, excluding deferred loan costs	923,048	921,567	930,085	899,326

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

Assets Held for Sale: During the three and nine months ended September 30, 2020, no senior living communities were classified as assets held for sale.  During the first quarter of 2019, the Company classified one senior living community as held for sale and recognized a remeasurement write-down of approximately $2.3 million to adjust the carrying values of the assets to their fair value, net of cost of disposal.  The senior living community was sold during the second quarter of 2019 for its carrying value.  During the third quarter of 2019, the Company classified two senior living communities as held for sale, which required no remeasurement to adjust the carrying values to the fair values.

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

Operating Lease Right-Of-Use Assets

The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $1.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively.  The Company recognized impaired operating lease right-of-use assets, net at their fair values of $15.0 million and $0.5 million at March 31, 2020 and September 30, 2020 respectively.  The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community.  See “Note 4- Impairment of Long-Lived Assets.”

Property and Equipment, Net

During the three and nine months ended September 30, 2020, the Company recorded non-cash impairment charges of $1.9 million and $31.7 million to property and equipment, net, respectively.  The fair value of the impaired assets was $10.5 million and $12.5 million at March 31, 2020 and September 30, 2020, respectively.  At March 31, 2020, the fair values of the property and equipment, net of these communities were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  At September 30, 2020, the fair value of the property and equipment, net of the owned community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities.  The fair values of the property and equipment, net of the leased communities were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates. All of the aforementioned fair value measurements are considered Level 3 measurements within the valuation hierarchy.

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

As of September 30, 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.

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

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future minimum lease payments. As of September 30, 2020, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 4.1% and 0.4 years, respectively. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold improvements, net on the Company's Consolidated Balance Sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method.  As of September 30, 2020, the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.0% and 3.3 years, respectively. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

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

The Company has operating leases for various real estate (primarily senior housing communities) and equipment as well as financing leases for certain vehicles. As of September 30, 2020, the Company leased 34 senior housing communities from certain REITs. Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases may include contingent rent increases when certain operational performance thresholds are surpassed, at which time the right-of-use assets and lease liability will be remeasured.

The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. As of September 30, 2020, the Company was not in compliance with certain provisions of the Welltower Agreement and the Ventas Agreement due to the Company’s events of default regarding certain Fannie Mae loan agreements (see “Note 6- Debt Transactions”).  Ventas and Welltower subsequently waived the defaults under the Ventas Agreement and the Welltower Agreement, respectively.  The Company was in compliance with all other lease covenants at September 30 2020.  As of December 31, 2019, the Company was not in compliance with certain financial covenants with regard to its Master Lease Agreements with Ventas and Welltower.  The Company subsequently entered into the Ventas Agreement and the Welltower Agreement with respect to such defaults. Under the agreements, the Company does not have to comply with certain financial covenants of the respective Master Lease Agreements during the forbearance period, which terminates on December 31, 2020, absent any defaults by the Company under such agreements.  The Company was in compliance with all other lease covenants at December 31, 2019.

A summary of operating and financing lease expense (including the respective presentation on the consolidated statement of operations) and cash flows from leasing transactions is as follows:

	Nine Months Ended September 30,
Operating Leases (in thousands)	2020	2019
Facility lease expense	$23,234	$42,706
General and administrative expenses	495	238
Operating expenses, including variable lease expense of $4,499 and $4,616 in 2020 and 2019, respectively	4,760	5,070
Total operating lease costs	$28,489	$48,014
Operating lease expense adjustment	18,460	4,285
Operating cash flows from operating leases	$46,949	$52,299

	Nine Months Ended September 30,
Financing Leases (in thousands)	2020	2019
Depreciation and amortization	$110	$—
Interest expense: financing lease obligations	25	—
Total financing lease costs	135	—
Operating cash flows from financing leases	$110	$—
Financing cash flows from financing leases	25	—
Total cash flows from financing leases	$135	$—

Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of September 30, 2020, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020 (excluding the nine months ended September 30, 2020)	$8,727	$39
2021	321	155
2022	132	155
2023	85	145
2024	47	7
Thereafter	3	2
Total	$9,315	$503
Less: Amount representing interest (present value discount)	(205)	(52)
Present value of lease liabilities	$9,110	$451
Less: Current portion of lease liabilities	(8,845)	(126)
Lease liabilities, net of current portion	$265	$325

12. SUBSEQUENT EVENTS

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

Effective October 1, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company, related to loans covering 10 properties.  These amendments allow the Company to defer interest payments for October, November, and December 2020 and to extend the deferral period of principal payments through September 1, 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan.

Disposition of St. Louis, Missouri Community

Effective October 15, 2020, the Company’s leased senior living community located in St. Louis, Missouri transitioned to a new operator.  In conjunction with the transition, the Company was relieved of any additional obligation to Healthpeak with regard to that property.  The transition was the second transaction under the Company’s October 22, 2019 agreement with Healthpeak.

Disposition of 14 Welltower Communities

Effective November 1, 2020, 14 of the Company’s leased senior living communities transitioned to new operators.  The transitions were the second and third transactions under the Welltower Agreement.

Healthpeak Lease Amendment

Effective as of November 1, 2020, subsequent to quarter-end, the Company entered into an agreement with Healthpeak to extend the end of the lease term from October 31, 2020 to April 30, 2021 (subject to two possible three month extensions).  Pursuant to such agreement, the Company will begin paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities.

Acceptance of Provider Relief Fund Grant

On November 6, 2020, the Company accepted $8.1 million of cash for grants from the Provider Relief Fund’s Phase 2 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, continued spread of COVID-19, including the speed, depth, geographic reach and duration of such spread, new information that may emerge concerning the severity of COVID-19, the actions taken to prevent or contain the spread of COVID or treat its impact, the legal, regulatory and administrative developments that occur at the federal, state and local levels in response to the COVID-19 pandemic, and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or the Company’s response efforts; the impact of COVID-19 on Company’s ability to continue as a going concern; the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancing, and proceeds from the sale of assets to satisfy its short and long-term debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all, including the transfer of legal ownership of certain communities currently managed by the Company on behalf of Fannie Mae, which holds non-recourse debt on such communities; the risk of oversupply and increased competition in the markets which the Company operates; the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, the Company operated 119 senior housing communities in 22 states with an aggregate capacity of approximately 14,700 residents, including 61 senior housing communities that the Company owned, 34 senior housing communities that the Company leased, and 24 senior housing communities that the Company managed on behalf of third parties.

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

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted, and will likely continue to negatively impact the Company’s revenues and operating results, which depend significantly on such occupancy levels.  During the second half of March, new resident leads, visits, and move-in activity began to decline compared to typical levels. This trend intensified throughout the third quarter of 2020, and began to adversely impact occupancy, resulting in decrease in consolidated senior housing occupancy (excluding the community sold effective March 31, 2020) from 79.9% for the first quarter to 77.6% for the third quarter of 2020. We expect further deterioration of resident fee revenue resulting from fewer move-ins and typical resident attrition inherent in our business, which may increase due to the impacts of COVID-19.  Lower than normal controllable move-out activity during the COVID-19 pandemic may partially offset future adverse revenue impacts.

In addition, the outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. During the second half of March 2020, the Company began to incur incremental direct costs to prepare for and respond to the COVID-19 pandemic, and such costs increased throughout the third quarter of 2020.  Facility operating expense for the three and nine months ended September 30, 2020 includes $1.4 million and $4.6 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic, including costs for acquisition of additional personal protective equipment (“PPE”), cleaning and disposable food service supplies, testing of the Company’s residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. The Company expects such costs to continue.  We are unable to reasonably predict the total amount of costs we will incur related to the pandemic, but such costs are likely to be substantial.

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

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

•

In the first quarter of 2019, the Company implemented a three-year operational improvement plan which began to show improved operating results in 2020, prior to the onset of COVID-19, and is expected to continue to drive incremental profitability improvements.

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

o

In the first quarter of 2020, the Company entered into agreements with two of its largest landlords, Welltower, Inc. (“Welltower”) and Ventas, Inc. (“Ventas”) providing for the early termination of the Master Lease Agreements with such landlords covering certain of our senior housing communities. Pursuant to such agreements, the Company agreed to pay Welltower and Ventas reduced monthly rental amounts, beginning February 1, 2020, and to convert such lease agreements into property management agreements with the Company as manager on December 31, 2020, if such communities have not been transitioned to a successor operator.  At September 30, 2020, five communities had transitioned to a successor operator.  On November 1, 2020, 14 Welltower communities transitioned to different operators.

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

o

In the first quarter of 2020, the Company transitioned one of the communities leased from Healthpeak to a new operator.  On October 15, 2020, the Company transitioned a second Healthpeak community to a new operator.

•	The Company is currently evaluating the opportunity to sell certain communities that would provide positive net proceeds.
•

In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders and continues to discuss further debt relief with its lenders.  In October 2020, the Company enhanced and extended its short-term forbearance agreement with Protective Life.

•

In May 2020, the Company entered into an agreement with Healthpeak effective April 1, 2020, through the end of the lease term, under which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The remaining rent is subject to payment by the Company pursuant to a three-year note payable with final payment to be on or before November 1, 2023.  On November 2, 2020, subsequent to quarter-end, the Company entered into an agreement with Healthpeak to extend the end of the lease term from October 31, 2020 to April 30, 2021 (with two possible three-month extensions) and modify the monthly rent such that the amount owed to Healthpeak will be equal to any excess cash flows of the communities.  In addition, the Company will earn a management fee for continuing to manage the communities.

•

The Company has elected to utilize the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program and expects to delay payment of approximately $7.0 million of the employer portion of payroll taxes estimated to be incurred from April 2020 through December 2020.

•

In conjunction with the CARES Act, the Company had received approximately $0.6 million in relief from state agencies at September 30, 2020 and has applying for additional federal and state funding.  On November 6, 2020, subsequent to quarter-end, the Company accepted $8.1 million of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.  The Company has also applied for additional grants pursuant to the Provider Relief Fund’s Phase 3 General Distribution, for which the U.S. Department of Health and Human Services (“HHS”) allocated up to $20 billion.  According to HHS' guidance, eligible applicants will receive grant amounts to ensure that they have received approximately 2% of their annual patient care revenue, plus an additional percentage of their change in revenues minus their operating expenses, in each case from patient care attributable to COVID-19.
•

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. In conjunction with the agreement, the Company discontinued recognizing revenues and expenses on the properties as of August 1, 2020 but continues to manage the communities on behalf of Fannie Mae.  The Company earns a management fee for providing such services.  As a result of these events of default and the appointment of a receiver to take possession of the communities, the Company concluded that, in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets,” a $191.0 million loss should be taken due to the derecognition of the assets as a loss of control of the assets occurred during the three months ended September 30, 2020.  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.”  At September 30, 2020, the Company included $217.7 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $6.1 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

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

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to seniors. When comparing the third quarter of fiscal 2020 to the third quarter of fiscal 2019, the Company generated resident revenue of approximately $85.9 million compared to resident revenue of approximately $111.1 million, respectively, representing a decrease of approximately $25.0 million, or 22.5%.  The decrease in revenue is primarily due to the disposition of three communities since the second quarter of 2019 and the Company transitioning six of its senior housing communities to different operators and 24 communities to management agreements during 2020, which together accounted for a decrease in revenue of approximately $21.0 million.  The remaining decrease of approximately $4.0 million was primarily due to a decrease of 520 basis points in total occupancies at the Company’s remaining senior housing communities.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and intensified through the end of third quarter of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in total revenue were partially offset by increases in management fees and community reimbursement revenue of $0.6 million and $9.6 million, respectively, which were due to the Company’s management of six and 18 communities on the behalf of third parties, which commenced on March 1, 2020 and August 1, 2020, respectively.

The Company continues to evaluate its portfolio of senior housing communities and explore opportunities to monetize certain of its assets, including through the sale of various owned communities that it believes are operating in challenging markets or that no longer fit its portfolio criteria. During the first nine months of 2020, the Company transitioned six communities to a different operator, transitioned 24 properties to a management agreement, and sold one property.

Consolidated financial occupancy for the third quarters of fiscal 2020 and 2019 was 76.1% and 81.3%, respectively. Although average financial occupancies decreased for such periods, the Company experienced an increase in average monthly rental rates of 270 basis points when comparing the third quarter of fiscal 2020 to the third quarter of fiscal 2019.

Facility Lease Transactions

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts and transitioned one community to a different operator effective January 15, 2020. During the first nine months of fiscal 2020, the Company restructured certain of its Master Lease Agreements with each of its landlords as further described below, and after giving effect to such transactions and as of September 30, 2020, the Company leased 34 senior living communities and managed six senior living communities for the account of Healthpeak.

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

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  During the first quarter of 2020, the Company reduced the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at September 30, 2020 by approximately $11.1 million, $51.6 million, and $47.8 million, respectively, and recognized a net gain of approximately $8.4 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

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

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the leases continued to be classified as operating leases until the community transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at September 30, 2020 by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

During the three months ended September 30, 2020, Welltower elected to terminate the agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  The Company recorded an approximate $0.7 million loss on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020.

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, which resulted in the Company recognizing an approximate $7.0 million loss on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

On May 20, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Forbearance”), effective April 1, 2020 through the end of the lease term, pursuant to which the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment to be made on or before November 1, 2023.  At September 30, 2020, the Company had deferred $1.4 million of monthly rent, which was included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

On November 1, 2020, subsequent to quarter-end, the Company entered into an agreement to extend the end of the lease term from October 31, 2020 to April 30, 2021 (subject to two possible three month extensions).  Pursuant to such agreement, the Company will begin paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$85,894	89.4	$111,110	100.0	$290,952	95.8	$338,412	100.0
Management fees	604	0.6	—	0.0	819	0.3	—	0.0
Community reimbursement revenue	9,555	10.0	—	0.0	11,888	3.9	—	0.0
Total revenues	96,053	100.0	111,110	100.0	303,659	100.0	338,412	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	65,165	67.8	80,394	72.4	211,874	69.8	230,229	68.0
General and administrative expenses	8,128	8.5	7,554	6.8	21,036	6.9	21,766	6.4
Facility lease expense	5,926	6.2	14,233	12.8	23,234	7.7	42,706	12.6
Stock-based compensation expense	421	0.4	898	0.8	1,494	0.5	1,558	0.5
Depreciation and amortization expense	15,547	16.2	16,136	14.5	47,584	15.7	48,085	14.2
Long-lived asset impairment	3,240	3.4	—	0.0	39,194	12.9	—	0.0
Community reimbursement expense	9,555	10.0	—	0.0	11,888	3.9	—	0.0
Total expenses	107,982	112.4	119,215	107.3	356,304	117.3	344,344	101.8
Other income (expense):
Interest income	14	0.0	59	0.1	83	0.0	173	0.1
Interest expense	(11,141)	(11.6)	(12,562)	(11.3)	(34,044)	(11.2)	(37,728)	(11.2)
Write-down of assets held for sale	—	0.0	—	0.0	—	0.0	(2,340)	(0.7)
Gain (loss) on facility lease modification and termination, net	(753)	(0.8)	—	0.0	10,487	3.5	(97)	(0.0)
Gain (loss) on disposition of assets, net	(191,032)	(198.9)	—	0.0	(198,388)	(65.3)	38	0.0
Other income	9	0.0	1	0.0	2	0.0	8	0.0
Loss from continuing operations before provision for income taxes	(214,832)	(223.7)	(20,607)	(18.6)	(274,505)	(90.4)	(45,878)	(13.6)
Provision for income taxes	(132)	(0.1)	(124)	(0.1)	(393)	(0.1)	(371)	(0.1)
Net loss from operations	$(214,964)	(223.8)	$(20,731)	(18.7)	$(274,898)	(90.5)	$(46,249)	(13.7)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues.

Revenue was $96.1 million for the three month period ended September 30, 2020 compared to $111.1 million for the three month period ended September 30, 2019, representing a decrease of $15.0 million, or approximately 13.3%. The decrease in revenue is primarily due to the disposition of three communities since the second quarter of 2019 and the Company transitioning six of its senior housing communities to different operators and 24 communities to management agreements during 2020, which together accounted for a decrease in revenue of approximately $21.0 million.  The remaining decrease in resident revenue at the Company’s remaining senior housing communities of approximately $4.0 million was primarily due to a decrease of 520 basis points in total occupancy.  The decrease in the financial occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and intensified through the end of the third quarter of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in total revenue were partially offset by increases in management fees and community reimbursement revenue of $0.6 million and $9.6 million, respectively, which were due to the Company’s management of six and 18 communities on the behalf of third parties, which commenced on March 1, 2020 and August 1, 2020, respectively.

Expenses.

Total expenses were $108.0 million in the third quarter of fiscal 2020 compared to $119.2 million in the third quarter of fiscal 2019, representing a decrease of $11.2 million, or 9.4%. This decrease is primarily the result of a $15.2 million decrease in operating expenses, an $8.1 million decrease in facility lease expenses, a $0.6 million decrease in depreciation expense, and a $0.5 million decrease in stock-based compensation expense, partially offset by a $3.2 million increase in impairment expense, a $9.6 million increase in community reimbursement expense and a $0.6 million increase in general and administrative expenses.

•

The quarter-over-quarter decrease in operating expenses of $15.2 million is primarily due to a $1.4 million decrease in food expense, a $7.4 million decrease in labor and employee-related expenses, a $0.9 million decrease in promotion expenses, a $0.7 million decrease in property tax expense, a $1.2 million decrease in utilities, a $0.5 million decrease in service contracts, a $0.5 million decrease in insurance-related expenses, a $0.2 million decrease in travel and a $2.4 million decrease in all other operating expenses, all of which were primarily due to the disposition of three communities since the second quarter of 2019, the transition of 24 communities to management agreements during 2020 and reduced occupancy levels at our communities.

•

The increase in general and administrative expenses of $0.6 million is primarily due to a $0.5 million increase in contract labor and consulting expenses to supplement and maintain current staffing levels in a competitive labor market and due to COVID-19, increases in transaction and conversion costs of $0.5 million, a $0.3 million increase in separation, placement, and retention costs due to a reduction in force during the third quarter of 2020, and an increase in all other general and administrative expenses of $0.1 million, partially offset by decreases in labor-related costs of $0.8 million.

•

The $8.3 million decrease in facility lease expense is primarily attributable to the Company transitioning six communities to property management agreements effective March 1, 2020, the renegotiation of lease agreements with two of the Company’s landlords, which resulted in reduced rent obligations, and the transition of five communities to a different operator on September 10, 2020.

•

The $0.5 million decrease in stock-based compensation expense is primarily attributable to previously issued stock awards vesting and becoming fully amortized.  The Company did not issue any stock awards during the nine months ended September 30, 2020.

•

The $0.6 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the transition of 24 properties to management agreements during 2020 and impairment on fixed assets recorded during the first quarter of 2020, partially offset by an increase in expense due to a decrease in the useful lives of fixed assets related to leased properties due to the decrease in the remaining lease term as a result of the Ventas Agreement and the Welltower Agreement.

•

During the third quarter of 2020, the Company recorded $3.2 million of non-cash impairment charges, of which $0.8 million related to property and equipment for one owned community due to the COVID-19 pandemic and lower than expected operating performance at the community, as well as $1.1 million related to property and equipment for certain leased communities, and $1.3 million related to operating lease right-of-use assets.

•

The $9.6 million increase in community reimbursement expense includes reimbursements due from the owners of six and 18 communities for which the Company began providing management services on March 1, 2020 and August 1, 2020, respectively.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased in the third quarter of fiscal 2020 when compared to the third quarter of fiscal 2019 primarily due to the early repayment of mortgage debt associated with the disposition of four senior housing communities since the first quarter of 2019 and a decrease in variable interest rates quarter over quarter.

•

The $0.7 million decrease in gain (loss) on facility lease modification and termination, net, is due to the Company recognizing a $0.7 million loss on the transition of five properties to a different operator during the third quarter of 2020.

•

The Company recognized a $191.0 million loss on the disposition of 18 communities during the third quarter of 2020, which occurred in conjunction with the Company’s planned transition of the legal ownership of such communities to Fannie Mae.  The Company wrote off all fixed assets, accounts receivable, and amounts held in escrow by the communities, and will extinguish the debt and certain liabilities once legal ownership of the properties transfers to Fannie Mae.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2020 was $0.1 million, or 0.05% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 0.6% of loss before income taxes, for the third quarter of fiscal 2019. The effective tax rates for the first quarters of fiscal 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $215.0 million for the three months ended September 30, 2020, compared to net loss and comprehensive loss of $20.7 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues.

Revenue was $303.7 million for the nine month period ended September 30, 2020 compared to $338.4 million for the nine month period ended September 30, 2019, representing a decrease of $14.9 million, or approximately 13.4%. The decrease in revenue is primarily due to the disposition of four communities since the first quarter of 2019 and the Company transitioning six of its senior housing communities to different operators and 24 communities to management agreements during 2020, which together accounted for a decrease to resident revenues of approximately $40.1 million, and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $7.5 million, which was primarily due to a decrease of 430 basis points in financial occupancy.  The decrease in the financial occupancy was primarily due to reduced move-in activity, which began in the second half of March 2020 and continued throughout the third quarter of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in revenue were partially offset by increases in management fees and community reimbursement revenue of $0.8 million and $11.9 million, respectively, which were due to the Company’s management of six and 18 communities on the behalf of third parties, which commenced on March 1, 2020 and August 1, 2020, respectively.

Expenses.

Total expenses were $356.3 million in the first nine months of fiscal 2020 compared to $344.3 million in the first nine months of fiscal 2019, representing an increase of $12.0 million, or 3.5%. This increase is primarily the result of a $39.2 million increase in impairment expenses and a $11.9 million increase in community reimbursement expense, partially offset by a $18.4 million decrease in operating expenses, a $0.7 million decrease in general and administrative expenses, a $19.5 million decrease in facility lease expense, a $0.5 million decrease in depreciation and amortization expense, and a $0.1 million decrease in stock-based compensation expense.

•

The $18.4 million decrease in operating expenses primarily results from a $2.8 million decrease in food expenses, a $1.5 million decrease in promotion expenses, a $2.0 million decrease in property tax expense, a $2.4 million decrease in utilities, a $7.1 million decrease in labor and employee-related expenses, a $0.7 million decrease in service contracts, and a $1.9 million decrease in all other operating expenses, all of which were primarily due to the disposition of four communities since the first quarter of 2019, the transition of 24 communities to management agreements during the first nine months of 2020 and reduced occupancy levels at our communities.

•

The decrease in general and administrative expenses of $0.7 million is primarily due to a $3.5 million decrease in employee insurance costs, primarily related to a decrease in claims paid, a $0.7 million decrease in separation, placement, and retention costs primarily due to the replacement of the Company’s CEO and the separation of the Company’s COO during the first quarter of fiscal 2019, and a $1.1 million decrease in labor-related expenses, primarily due to a change in the Company’s paid time off policy in 2019, partially offset by increases in transaction and conversion costs of $1.8 million and contract labor and consulting expenses of $1.2 million to supplement and maintain current staffing levels in a competitive labor market, a $0.9 million increase in legal and filing fees, an increase in other insurance related expenses of $0.3 million, and a $0.4 million increase in all other general and administrative expenses.

•

During the first nine months of 2020, the Company recorded $39.2 million of non-cash impairment charges, of which $0.8 million related to property and equipment for one owned community due to the COVID-19 pandemic and lower than expected operating performance at the community, as well as $30.9 million related to property and equipment for certain leased communities, and $7.5 million related to operating lease right-of-use assets.

•

The $19.5 million decrease in facility lease expense is primarily attributable to the Company transitioning six communities to property management agreements, effective March 1, 2020, and the renegotiation of lease agreements with two of the Company’s landlords, which resulted in reduced rent obligations.

•

The decrease in stock-based compensation expense is primarily attributable to previously issued stock awards vesting and becoming fully amortized.  The Company did not issue any stock awards during the nine months ended September 30, 2020. The decrease was partially offset due to increases resulting from the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards were no longer probable of achievement which resulted in remeasurement adjustments.

•

The $11.9 million increase in community reimbursement expense includes reimbursements due from the owners of communities for which the Company began providing management services during the first nine months 2020.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased in the first nine months of fiscal 2020 when compared to the first nine months of fiscal 2019 primarily due to the early repayment of mortgage debt associated with the closing of the Company’s sale of communities located in Kokomo, Indiana, Springfield, Missouri, and Peoria, Illinois in 2019 and a decrease in variable interest rates year-over-year.

•

The write-down of assets held for sale during the first nine months of 2019 was attributable to a fair value remeasurement adjustment recorded by the Company upon classifying one senior living community as held for sale.  This reclassification resulted in the Company determining that the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by $2.3 million.

•

The $10.5 million increase in gain (loss) on facility lease modification and termination, net, is due to the Company recognizing a $8.4 million gain on the Ventas Agreement, an $8.0 million gain on the Welltower Agreement, and a $1.8 million gain on the transition of a property to a different operator, partially offset by a $7.0 million loss on the Healthpeak Agreement and a $0.7 million loss on the transition of five properties a different operator during the third quarter of 2020.

•

The $198.4 million net loss was due to the Company recognizing a $7.4 million loss on the sale of a senior housing community located in Merrillville, Indiana during the first quarter of 2020 and a $191.0 million loss on the disposition of 18 communities during the third quarter of 2020, which occurred in conjunction with the Company’s planned transition of the legal ownership of such communities to Fannie Mae. The Company wrote off all fixed assets, accounts receivable, and amounts held in escrow by the communities, and will extinguish the debt and certain liabilities once legal ownership of the properties transfers to Fannie Mae.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2020 was $0.4 million, or 0.1% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 0.8% of loss before income taxes, for the first nine months of fiscal 2019. The effective tax rates for the first nine months of fiscal 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidates 38 Texas communities, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $274.9 million for the nine months ended September 30, 2020, compared to net loss and comprehensive loss of $46.2 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

In addition to approximately $14.3 million of unrestricted cash balances on hand as of September 30, 2020, the Company’s principal sources of liquidity are expected to be cash flows from operations, additional proceeds from debt refinancings, COVID-19 relief funding (including the $8.1 million of cash the Company accepted pursuant to the Provider Relief Fund’s Phase 2 General Distribution on November 6, 2020, subsequent to quarter-end), equity issuances, and/or proceeds from the sale of owned assets. The Company is implementing plans, which includes strategic and cash-preservation initiatives, which are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. See “Going Concern and Management’s Plan.”  The Company’s long-term capital requirements are and will be dependent on its ability to access additional funds through the debt and/or equity markets or additional sales of assets. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio including debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(5,370)	$(752)
Net cash used in investing activities	(4,815)	(9,383)
Net cash used in financing activities	(8,603)	(13,409)
Net decrease in cash and cash equivalents	$(18,788)	$(23,544)

Operating activities.

The net cash used in operating activities for the nine months ended September 30, 2020 primarily results from a net loss of $274.9 million, decreases in cash flows from current assets of $3.7 million and decreases from current liabilities of $12.1 million, partially offset by net non-cash charges of $261.1 million. The net cash used in operating activities for the nine months ended September 30,

2019 primarily results from by a net loss of $46.2 million, decreases in cash flows from current assets of $2.1 million and decreases from current liabilities of $4.4 million, partially offset by net non-cash charges of $52.0 million.

Investing activities.

The net cash used in investing activities for the nine months ended September 30, 2020 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $11.2 million, partially offset by $6.4 million in proceeds from the disposition of assets.  The net cash used in investing activities for the nine months ended September 30, 2019 primarily results from capital expenditures of $14.3 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities and $4.9 million of proceeds from the disposition of assets associated with the Kokomo Sale Transaction.

Financing activities.

The net cash used in financing activities for the nine months ended September 30, 2020 primarily results from proceeds from notes payable of $2.2 million, repayments of notes payable of $10.4 million, and payments on financing obligations of $0.4 million. The net cash used in financing activities for the nine months ended September 30, 2019 primarily results from $5.3 million of proceeds from notes payable related to insurance premium financing, repayments of notes payable of $16.9 million, and payments on financing obligations of $1.1 million.

Debt transactions.

Transactions Involving Certain Fannie Mae Loans

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

As a result of the default, Fannie Mae filed a motion with the United States District Court requesting that a receiver be appointed over the 18 properties, which was approved by the court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until legal ownership of the properties is transferred to Fannie Mae.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for any payments made on behalf of any of the 18 communities under the receivership order.  As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  Management fees earned from the properties are recognized as revenue when earned.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.  As such, the Company derecognized the assets and recorded a loss of $191.0 million on the transaction for the three and nine months ended September 30, 2020.  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities have been extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470.  At September 30, 2020, the Company included $217.7 million in outstanding debt and $6.1 million of accrued interest on the Company’s Consolidated Balance Sheets related to these properties.

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

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company, related to loans covering 10 properties.  These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021.  The Company made all required debt service payments in July, August, and September 2020.  On October 1, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company, related to loans covering 10 properties.  These amendments allow the Company to defer interest payments for October, November, and December 2020 and to extend the deferral period of principal payments through September 1, 2021, with all such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan.

Letters of Credit

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation.  On August 27, 2020, the available letters of credit were increased to $4.0 million, all of which remained outstanding as of September 30, 2020.

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

On May 20, 2020, the Company entered into an agreement with Healthpeak, effective April 1, 2020, through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At September 30, 2020, the Company had deferred $1.4 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

There are various financial covenants and other restrictions within the Company’s debt agreements.  Except as noted below, the Company was in compliance with all of its outstanding indebtedness at September 30, 2020 and December 31, 2019.  Pursuant to the forbearance agreements described above under “Transactions Involving Certain Fannie Mae Loans,” the Company withheld loan payments due under loan agreements with Fannie Mae covering certain of the Company’s communities for the months of April through September of 2020.  Additionally, the Company does not expect to be in compliance with a certain financial covenant of its loan agreement with Fifth Third Bank, on the Company’s Autumn Glen and Cottonwood Village properties, as of September 30, 2020, in which a minimum debt service coverage ratio must be maintained.  However, cure provisions within the debt agreement allow the Company to make a principal payment to bring the debt service coverage ratio into compliance.  The Company is in active negotiations with Fifth Third Bank to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. If a mutually agreed upon solution is not reached, the Company may be found in default of the debt agreement.  In the event of default, Fifth Third has the right to declare all amounts outstanding to be immediately due and payable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

Effectiveness of Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and PFO as appropriate, to allow timely decisions regarding required disclosure.

Based upon the controls and procedures evaluation, the Company’s CEO and PFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We face risks related to an epidemic, pandemic or other health crisis. A new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to significantly disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, COVID-19 has caused, and management expects will continue to cause, a decline in the occupancy levels at the Company’s communities, which has negatively impacted , and will likely continue to negatively impact the Company’s revenues and operating results, which depend significantly on such occupancy levels.  During the second half of March 2020, new resident leads, visits, and move-in activity began to decline compared to typical levels. This trend intensified throughout the third quarter of 2020, and began to adversely impact occupancy, resulting in a decrease in consolidated senior housing occupancy (excluding the community sold effective March 31, 2020), decreasing from 79.9% for the first quarter of 2020 to 77.6% for the third quarter of 2020. We expect further deterioration of resident fee revenue resulting from fewer move-ins and typical resident attrition inherent in our business, which may increase due to the impacts of COVID-19.

In addition, the recent outbreak of COVID-19 has required the Company to incur, and management expects will require the Company to continue to incur, significant additional operating costs and expenses in order to care for its residents. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. During the second half March 2020, the Company began to incur incremental direct costs to prepare for and respond to the COVID-19 pandemic and such costs increased throughout the third quarter of 2020.  Facility operating expense for the three and nine months ended September 30, 2020 includes $2.9 million and $3.2 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic, including costs for acquisition of additional PPE, cleaning and disposable food service supplies, testing of the Company’s residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. The Company expects such costs to continue.  We are unable to reasonably predict the total amount of costs we will incur related to the pandemic, but such costs are likely to be substantial.

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

Our outstanding indebtedness and leases are secured by our communities, and, in certain cases, a guaranty by the Company or by one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, or foreclose on collateral securing the outstanding indebtedness and leases.

    There are various financial covenants and other restrictions in certain of our debt instruments and lease agreements, including provisions that:

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

•require consent for changes in control of us.

If we fail to comply with any of these requirements, then the related indebtedness or lease obligations could become due and payable prior to their stated dates. We cannot assure that we could pay these debt or lease obligations if they became due prior to their stated dates.

Pursuant to the forbearance agreements described in Management’s Discussion and Analysis under “Transactions Involving Certain Fannie Mae Loans,” we withheld loan payments due under loan agreements with Fannie Mae covering certain of our communities for the months of April through September of 2020.  In addition, we were not in compliance with certain financial covenants of our loan agreement with Fifth Third Bank covering two properties at September 30, 2020.  We are in active negotiations with Fifth Third Bank to resolve this default.  However, we cannot give any assurance that a mutually agreeable resolution will be reached.

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

The Company also responded to the NYSE within 10 business days after the Company’s receipt of the Notice stating its intent to cure the Minimum Stock Price Standard, including through a reverse stock split of the Company’s common stock, subject to stockholder approval, if such action is necessary to cure the non-compliance.  The Company’s Board of Directors has approved, and is submitting for stockholder approval at the Company’s 2020 Annual Meeting of Stockholders, a reverse stock split of the Company’s common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2020	494,115	$6.94	494,115	$6,570,222
July 1 – July 31, 2020	—	—	—	6,570,222
August 1 – August 31, 2020	—	—	—	6,570,222
September 1 – September 30, 2020	—	—	—	6,570,222
Total at September 30, 2020	494,115	$6.94	494,115	$6,570,222

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

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Tiffany L. Dutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation (Registrant)

By:	/s/ Tiffany L. Dutton
Tiffany L. Dutton
Vice President- Accounting and Principal Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: November 9, 2020