Form 10-K
period 2020-12-31
CAPITAL SENIOR LIVING CORP
filed 2021-03-31
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐    No  ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the 2,090,169 shares, as adjusted for the fifteen-for-one reverse stock split, of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2020, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $22.3 million. As of March 25, 2021, the Registrant had 2,081,332 shares of Common Stock outstanding as adjusted for the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2021 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, "we," "us," "our," or "the Company"), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2020, we operated 101 senior housing communities in 22 states with an aggregate capacity of approximately 13,000 residents, including 60 senior housing communities that we owned, 17 properties that were in the process of transitioning legal ownership back to Fannie Mae, 12 senior housing communities that we leased, and 12 communities that we managed on behalf of third parties. During 2020, we successfully exited all triple net leases and approximately 93.6% of total revenues for the senior housing communities that we operated were derived from private pay sources.

We provide senior living services in a residence setting to the senior population, including independent living, assisted living, and memory care services. Many of our communities offer a continuum of care to meet our residents’ needs as they change over time by integrating independent living, assisted living, and memory care, which may be bridged by home care through independent home care agencies. Our integrated approach sustains residents’ autonomy and independence based on their physical and cognitive abilities.

Strategy

Our strategic priorities are designed to strengthen the foundation of the organization, enhance our performance, and position our portfolio for near- and long-term growth.  We strive to provide value to our senior living residents by providing quality senior living services in a home-like setting at reasonable prices, while also striving to (i) achieve and sustain a strong, competitive position within our geographically concentrated regions, and (ii) continue to enhance the performance of our operations.

We have supplemented our operating strategy with our S.I.N.G. strategy which stands for “Stabilize, Invest, Nurture and Grow.” These initiatives are intended to complement and enhance our core operational efforts and position us for future growth and success in light of recent trends in demographics, technology, and healthcare delivery methods.

Stabilize. A key component of stabilization has been the optimization of our portfolio of senior housing communities, which includes disposing of certain owned and leased communities. We undertook this initiative to simplify and streamline our business, increase the quality and durability of our cash flows, improve our liquidity, reduce our short-term and long-term debt and lease leverage, and increase our ownership in our consolidated community portfolio. During 2020, we successfully exited all triple net leases and closed on the sale of two senior housing communities, transitioning into a core continuing portfolio of owned communities.

Invest. Our resident-centric experience model includes investment in community upgrades and innovative and differentiated resident programming. Our focus on supportive transitions for new residents encourages opportunities and activities for residents to build their network of friends to foster new and continuing passions.

Nurture. We strive to create commercial distinction where our brand presence is synonymous with excellence.  Our sales team is focused on customer engagement and performance-based media strategies. Our marketing activities focus on increasing the volume of leading indicators, including new resident inquiries and tours, so that potential residents and their families can effectively evaluate our portfolio of services.

Grow. Our strategy is focused on organic growth through existing community advancement. We continue to be positioned to provide competitive residential rates and flexible product offerings.  Our portfolio is situated in markets where positive demographic trends exist with respect to population growth, income growth, and increased chronic medical conditions relative to the 75+ age group.

Recent Developments

COVID-19 Pandemic

The COVID-19 global pandemic was declared a public health emergency in the United States in the first quarter of 2020 and, as of the date of this Annual Report on Form 10-K, the United States continues to experience the substantial impacts of COVID-19, which has significantly disrupted the nation’s economy, the senior living industry, and our business.

In December 2020, we initiated the first round of COVID-19 vaccinations at all of our communities and as of February 2021, subsequent to year-end, we completed first-round vaccine clinics at 100% and second-round vaccine clinics at 68% of our communities. In communities that have completed second-round vaccine clinics, 75% of our residents and 34% of our staff have received both doses of the COVID-19 vaccine and are fully vaccinated.  As of February 2021, subsequent to year-end, COVID-19 incidence rates have declined across our portfolio, and leading indicators, such as leads and tours, are at their highest levels since March 2020, indicating that demand for senior housing and services is beginning to rebound.

We are determined to achieve market differentiation through our response to the COVID-19 pandemic by utilizing our digital tools and social media to continue to foster leads, tours and family communications.  Further, our senior leadership team has a deep experience in high-acuity settings, which provides us with the key fundamentals to take quick and accurate actions in response to the COVID-19 pandemic, by promptly implementing appropriate infection controls in all of our properties, supporting our patients with care and helping to mitigate the negative impact of COVID-19.

During the COVID-19 pandemic, we were also successful in the early procurement of personal protective equipment (“PPE”) and sterilization supplies, which enabled us to set up quick-access supply hubs to support our geographical regions.  We responded with real-time operational adjustments to support a consistent resident service model, despite the rapidly changing and challenging senior living environment.

During 2020, we incurred significant additional operating costs and expenses in order to implement enhanced infection control protocols and enhanced care for our residents. For example, we incurred substantial costs for procurement of additional PPE, cleaning and disposable food service supplies, enhanced cleaning, infection control, environmental sanitation costs, and increased labor expenses for hazard pay at certain communities with COVID-19 positive residents. We have also incurred costs related to COVID-19 testing of our residents and our employees. In total, we incurred approximately $9.4 million in incremental COVID-19 costs in fiscal year 2020. We expect to continue to incur such incremental costs until the COVID-19 pandemic significantly subsides. To mitigate these new costs, we have reduced spending on non-essential supplies, travel, and other discretionary items.

In November 2020, we accepted $8.1 million of Phase 2 Provider Relief funds under the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”), which are intended to reimburse the Company for COVID-19 related costs and lost revenue.  The $8.1 million Phase 2 Provider Relief Funds have been recorded as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. We received an additional $8.7 million in the first quarter of 2021, subsequent to year-end, under the CARES Act Phase 3 and expect to fully recognize Phase 3 funds in 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. We are also utilizing the payroll tax deferral program under the CARES Act and delayed the employer portion of payroll taxes, totaling $7.4 million from, April 2020 through December 2020. One-half of the deferred payroll taxes, which amounted to $3.7 million, will be due by December 2021, with the other half due by December 2022.

CARES Act Provider Relief Funds are subject to the terms and conditions of the program, including stringent restrictions that funds may only be used to reimburse COVID-19 related expenses or lost revenue that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.

Going Concern and Related Strategic and Cash-Preservation Initiatives

As noted elsewhere in this Annual Report on Form 10-K, due to the impact of COVID-19 on our financial position and our upcoming debt maturities, our management concluded as of December 31, 2020 that there is substantial doubt about our ability to continue as a going concern. We have implemented plans, which includes strategic and cash-preservation initiatives, which are designed to provide us with adequate liquidity to meet our obligations for at least the 12-month period following the date our fiscal year 2020 financial statements are issued. See “Note 2- Going Concern Uncertainty.”

We have taken, and continue to take, actions to improve our liquidity position and to address the uncertainty about our ability to operate as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. In particular, if we are unable to extend or refinance our indebtedness, including our maturing bridge loans, prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance such indebtedness, the terms of the new financing may not be as favorable to us as the terms of the existing financing. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.

Reverse Stock Split

On December 9, 2020, the Company’s Board of Directors approved and effected a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-15. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares.  All share amounts for the years ended December 31, 2019 and 2018 have been recast to give effect to the 1-for 15 Reverse Stock Split.

Industry Background

The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older.

For seniors who require limited services, independent living residences, supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring. Independent living residents typically are not reliant on assistance with activities of daily living (“ADLs”), although some residents may utilize outside vendors for those services.

As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid residents with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene and monitoring, or assistance with medications. Certain assisted living communities may also provide assistance to residents with low acuity medical needs.  Others may offer higher levels of personal assistance for residents with chronic diseases and conditions or memory care services for residents with Alzheimer’s disease or other cognitive frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. We believe that, as one of the nation’s leading owner-operators, we have the scale and resources needed to provide the required comprehensive range of senior living services designed to permit residents to “age in place” within the community as residents develop further physical or cognitive frailties, whereas smaller providers do not.

We believe that a number of demographic, regulatory and other trends will contribute to the continued growth in the senior living market, including the following:

Consumer Preference

We believe that senior housing communities are the setting preferred by many prospective residents and their families for the care of the senior population. Senior living offers residents greater independence and allows them to “age in place” in a residential setting, which we believe results in a higher quality of life than that experienced in more institutional or clinical settings.

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

Demographics

Our portfolio is strategically positioned in (i) attractive, high-growth middle income demographic geographies and (ii) regions where the number of new senior living units needed will continue to grow as a result of the projected increase in the number of chronic conditions in the senior population.

Senior Affluence

The average net worth of senior citizens is typically higher than non-senior citizens, partially as a result of accumulated equity through home ownership. We believe that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. Our target population is comprised of middle market seniors who have, either directly or indirectly through familial support, the financial resources to afford and pay for senior housing communities, including an assisted living alternative to traditional long-term care.

Reduced Reliance on Family Care

Historically, the family has been the primary provider of care for seniors. We believe that a reduction in the availability of family care-givers, the reduction of average family size, and overall increased mobility in society is reducing the role of the family as the traditional and primary caregiver for aging parents. We believe that these factors will make it necessary for many seniors to look outside the family for assistance as they age.

Restricted Supply of Nursing Beds

Several states in the United States have adopted Certificate of Need (“CON”) or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, we believe that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for our senior housing communities, including our assisted living communities.

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

Senior Living Services

We provide senior living services to residents aged 75 and greater, including independent living, assisted living, and memory care services. By offering a variety of services and encouraging the active participation of each resident and such resident’s family and medical professionals, we are able to customize our service plan to meet the specific needs and desires of each resident. As a result, we believe that we are able to maximize customer satisfaction and avoid the cost of delivering unnecessary services to residents.

Our operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for our residents as their needs change over time in coordination with third party post-acute care providers. This continuum of care, which integrates independent living, assisted living, and memory care services, and which is bridged by home care, sustains each resident’s autonomy and independence based on their physical and mental abilities. In many of our communities, as residents age, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.

Our lease agreements with our independent living residents are generally for a term of one year and, under certain circumstances, are typically terminable by us or the resident upon providing 30 days’ notice, unless state law stipulates otherwise.

Independent Living Services

We provide independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. Independent living services provided by us include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. We also foster the wellness of our residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, and ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable governmental regulations, personal care and medical services are available to independent living residents through either the community staff or through independent home care agencies. Our independent living residents generally pay an average monthly rent of approximately $2,500, depending on the specific community, program of services, size of the residential unit and the extent of included amenities.

Assisted Living Services

We offer a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and other supplemental services, including memory care services at some communities (as described below). The residents at our assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally provided in nursing homes. Upon admission to our assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyle assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident so that all staff members who render care can meet the specific needs and preferences of each resident, where possible. Each resident’s individual care plan is reviewed periodically to determine whether a change in the level of care is needed.

We have adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in the residents’ care and to take as much responsibility for their well-being as possible. The basic types of assisted living services offered by us include:

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

Our assisted living residents generally pay an average monthly rent of approximately $3,800, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the residential unit and the extent of included amenities.

Memory Care Services

We maintain programs and special living accommodations at some of our communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills-based activities programs, the goal of which is to provide a normalized environment that supports the resident’s remaining functional abilities. Special living accommodations for residents with certain forms of dementia are located in a separate area of the community with its own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them within a secure area with a minimum amount of disruption from other residents. Resident fees for these programs and special living accommodations are dependent on the level of services provided.

In January 2021, subsequent to year-end, we announced our new memory care program, Magnolia Trails, which was developed to meet the growing need for individualized programming for residents receiving memory care services. The program is designed to engage the five senses to create calming yet stimulating spaces and tailored care plans that seek to address our residents’ changing and evolving needs. Each resident’s preferences and current cognitive state influences his or her experience, including, the physical layout and design of the space, dining options, programs and activities. Aspects of the program include playing light background music that aligns with the generation living in the community, caregivers wearing business casual shirts and khakis rather than uniforms or scrubs, and our team members sharing items with residents in order to spark positive memories of family members or past experiences. The same responsive, sensory-focused approach is taken with dining. A dynamic menu of options is served throughout the day in a flexible but consistent manner. Our staff members provide warm, scented washcloths before each meal and incorporate inviting, calming aromas and soft music to enhance the ambiance.

Because Magnolia Trails is focused on the best way to engage each individual resident, employees learn about and incorporate each resident’s personal history and interests into their ongoing daily interactions. Comforting, hands-on activities are available, such as flower arranging, puzzles and matching games. Interactive experience stations, such as pet care, gardening and tool benches are also available.  Another hallmark of the program is an emphasis on family connections, including ongoing educational opportunities specifically designed to help family members understand dementia and aspects of the disease and our progression. All communities with the Magnolia Trails program use a resident engagement mobile application where family members can receive real-time photos, videos and updates about their loved ones electronically.

Our memory care residents generally pay an average monthly rent of approximately $5,100, depending on the specific community, the level of personal care services, support services and supplemental services provided to the resident, the size of the residential unit and the extent of included amenities.

Respite Care and Temporary Care Programs

Our respite care and temporary care program provides a transitional apartment for seniors who are not entirely ready to return home after a hospital or rehabilitation stay. In addition to a fully furnished apartment, seniors enrolled in this program also have full access to our community’s amenities and services, including 24/7 staffing, delicious and nutritious dining and scheduled transportation. Our flexible agreement includes a minimum two-week stay, but allows our guests to remain for any extended period of time they so choose.

Home Care Services

As of December 31, 2020, we made home care services available through third-party providers to residents living at the majority of our senior housing communities. We believe that the provision of private pay, home care services is an attractive adjunct to our independent living services because it enables us to make available more services to our residents as they age in place and increases the length of stay in our communities. In addition, we make certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services available to our residents through third-party providers.

Operating Communities

The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2020.

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Owned:
Aspen Grove	Lambertville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	49	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	163	131	58	189	100%	03/91
Country Charm	Greenwood, IN	89	—	166	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Georgetowne Place	Fort Wayne, IN	159	242	0	242	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill (3)	Lincoln, NE	143	34	113	147	100%	10/98
Greenbriar Village	Indianapolis, IN	124	—	134	134	100%	08/15
Harbor Court (3)	Rocky River, OH	122	—	144	144	100%	12/12
Harrison at Eagle Valley	Indianapolis, IN	104	138	0	138	100%	03/91
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	58	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	65	—	69	69	100%	03/13
Middletown (3)	Middletown, OH	61	—	75	75	100%	09/13
North Pointe	Anderson, SC	64	—	70	70	100%	10/11
Park-Oak Grove (3)	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living (3)	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Rose Arbor	Maple Grove, MN	146	86	87	173	100%	06/06
Rosemont Assisted Living and Memory Care	Humble, TX	96	—	120	120	100%	09/16
Sugar Grove (3)	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	80	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Vintage Gardens	St. Joseph, MO	95	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	129	18	132	150	100%	03/15
Waterford at Bridle Brook (3)	Mahomet, IL	78	—	120	120	100%	09/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	105	105	100%	02/16
Waterford at Colby	Colby, TX	44	—	48	48	100%	01/16
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia (3)	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	98	98	100%	02/16
Waterford at Dillon Pointe (3)	Spartanburg, SC	51	—	55	55	100%	12/13
Waterford at Edison Lakes (3)	South Bend, IN	116	—	138	138	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Hidden Lake (3)	Canton, GA	43	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	118	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood (3)	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh (3)	Oshkosh, WI	91	—	109	109	100%	08/14
Waterford at Pantego (3)	Pantego, TX	118	143	—	143	100%	12/00

Waterford at Park Falls	Park Falls, WI	36	—	36	36	100%	01/16
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights (3)	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	111	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	66	66	100%	01/16
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	149	146	94	240	100%	08/08
Wellington at North Bend Crossing	Cincinnati, OH	122	54	146	200	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	118	139	—	139	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	105	105	100%	10/12
Wellington at Springfield	Springfield, MA	235	119	117	236	100%	09/16
Whispering Pines Village	Columbiana, OH	68	24	88	112	100%	07/15
Whitcomb House (3)	Milford, MA	87	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living (3)	Fort Wayne, IN	88	—	153	153	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	79	100%	07/11
		7,497	3,669	5,935	9,604

Leased:
Ventas:
Amberleigh (4)	Buffalo, NY	267	387	66	453	N/A	01/92
Crown Pointe (4)	Omaha, NE	136	85	80	165	N/A	08/00
Independence Village of East Lansing (4)	East Lansing, MI	146	161	—	161	N/A	08/00
Independence Village of Olde Raleigh (4)	Raleigh, NC	167	177	—	177	N/A	08/00
Villa Santa Barbara (4)	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores (4)	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place (4)	Keller, TX	47	—	65	65	N/A	02/08
Welltower:
Spring Meadows at Trumbull (5)	Trumbull, CT	152	182	56	238	N/A	04/11
Waterford at Miracle Hills (5)	Omaha, NE	54	0	70	70	N/A	03/06
Waterford at Roxbury Park (5)	Omaha, NE	55	—	70	70	N/A	02/06
Waterford at Van Dorn (5)	Lincoln, NE	63	—	84	84	N/A	02/06
Waterford at Woodbridge (5)	Plattsmouth, NE	40	—	45	45	N/A	02/06
		1,389	1,187	640	1,827

Managed:
Canton Regency	Canton, OH	239	162	145	307	N/A	03/91
Healthpeak:
Covenant Place of Abilene (6)	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson (6)	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie (6)	Waxahachie, TX	50	—	55	55	N/A	08/04
Charlotte Square (7)	Charlotte, NC	118	—	150	150	N/A	12/06
Chesapeake Place (7)	Chesapeake, VA	103	—	153	153	N/A	12/06
Crescent Place (7)	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point (6)	Cedar Hill, TX	111	134	0	134	N/A	08/04
Good Place (6)	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place (7)	Greenville, SC	85	—	153	153	N/A	12/06
Meadow Lakes (6)	North Richland Hills, TX	118	145	0	145	N/A	08/04
Myrtle Beach Estates (7)	Myrtle Beach, SC	101	—	156	156	N/A	12/06
		962	279	967	1,246
Total		9,848	5,135	7,542	12,677

(1)	Independent living (IL) residences and assisted living (AL) residences based on community licensure.

(2)

Indicates the date on which we acquired or commenced operating the community. We operated certain of our communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(3)

Properties for which we are in the process of transferring legal ownership to Fannie Mae. One such property transitioned to a successor operator in the fourth quarter of 2020, although the legal ownership has not yet transferred back to Fannie Mae for this community.  See “Note 5- Dispositions and Other Significant Transactions.”

(4)

Our master lease agreement (the “Master Lease Agreement”) with Ventas, Inc. (“Ventas”) terminated on December 31, 2020 and, subsequent to year-end, converted to a management agreement on January 1, 2021. See “Note 5- Dispositions and Other Significant Transactions.”

(5)

Our master lease agreement with Welltower, Inc. (“Welltower”) terminated on December 31, 2020 and five of the properties converted to management agreements. See “Note 5- Dispositions and Other Significant Transactions.”

(6)

On March 1, 2020, the Company entered into an agreement with Healthpeak Properties, Inc. (“Healthpeak”) (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026. Such Master Lease Agreement terminated and was converted into a Management Agreement under a Real Estate Investment Trust Investment Diversification and Empowerment Act structure (a “RIDEA structure”) pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.

(7)

Our master lease agreement with Healthpeak terminated on October 31, 2020, and effective November 1, 2020, we entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities. In December 2020, Healthpeak sold two of the properties and in January 2021, subsequent to year-end, Healthpeak sold one additional property and terminated all agreements related to those three properties. See “Note 18- Subsequent Events.”

Operations Overview

We believe that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provide us with an attractive opportunity for competitive differentiation. We believe that our current operations with geographic concentrations throughout the United States and centralized support infrastructure serve as the foundation on which we can build senior living networks in targeted geographic markets and thereby provide a broad range of high-quality care in a cost-efficient manner. Our operating strategy includes the following core principles:

Provide a Broad Range of Quality Personalized Care

Central to our operating strategy is our focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. Our residences and services are designed to provide a broad range of care that permits residents to thrive and “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, we seek to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility.

Portfolio Optimization

We intend to continue to focus on our occupancy, rents and operating margins of our communities. We continually seek to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs, and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology, including enhanced digital marketing through social media and other electronic means, and on-site marketing programs focused on residents and family members; (iii) seeking referrals from senior care referral services and professional community outreach sources, including local religious organizations, senior social service programs, civic and business networks, as well as the medical community; (iv) disposing of properties or exiting management agreements of properties that do not meet our long-term goals; and (v) continually refurbishing and renovating our communities.

Offer Services Across a Range of Pricing Options

Our range of products and services is continually expanding to meet the evolving needs of our residents. We have developed a menu of products and service programs that may be further customized to serve the middle-income market of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, we believe that it can develop synergies, economies of scale and operating efficiencies in our efforts to serve a larger percentage of the senior population within a particular geographic market.

Management Services

As of December 31, 2020, we managed 12 communities on behalf of third parties and, under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.

Improve Operating Efficiencies

We seek to improve operating efficiencies at our communities by actively monitoring and managing operating costs and by moving to a more centralized operating platform. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management teams in place, we believe we have established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls.

Centralized Management

We centralized our corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. We maintain centralized accounting, finance, legal, human resources, training and other operational functions at our support center located in Dallas, Texas (“the Dallas Support Center”). Our Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance and legal related functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction.

We seek to control operational expenses for each of our communities through proprietary expense management systems, standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing larger and more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by territory directors and vice presidents who are accountable for the resident satisfaction and financial performance of the communities in their territory.

Territory Management

We provide oversight and support to each of our senior housing communities through experienced territory directors and vice presidents. A territory director will generally cover a geographic area consisting of eight to ten communities.

The executive director at each community reports to a territory director or vice president, who in turn reports to our Chief Operating Officer.  Territory directors and vice presidents make regular site visits to each of their assigned communities. Site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building activities.

Community-Based Management and Retention

We devote special attention to the hiring, screening, training, supervising and retention of our employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, we conduct national management meetings and encourage sharing of expertise among managers. We have also implemented a comprehensive online training program that addresses the specific challenges of working within the senior living environment. Our commitment to the total quality management concept is emphasized throughout our training programs. This commitment to the total quality management concept emphasizes the identification of the “best practices” in the senior living market and communication of those “best practices” to our executive directors and their staff. The identification of best practices is realized by a number of means, including: (i) emphasis on territory and executive directors keeping up with professional trade publications; (ii) interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; (iii) visits to other properties; (iv) leadership and participation at national and local trade organization events; and (v) information derived from marketing studies and resident satisfaction surveys. This information is continually processed by territory directors and the executive directors and subsequently communicated to our employees as part of their training.

An executive director manages the day-to-day operations at each senior housing community, which includes maintaining oversight of the quality of care, delivery of resident services, sales and marketing, and monitoring of the community’s financial performance. Depending on the size of the community, the executive director is typically supported by a community-based leadership team consisting of a sales director, wellness director, and business director.  However, the executive director is ultimately responsible for all personnel, including food service, maintenance, activities, security, housekeeping, and, where applicable, assisted living nursing or care services. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

The assisted living component of our senior housing communities is managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as our executive directors, but their primary responsibility is to oversee resident care. Many of our senior housing communities are part of a campus setting, which may include independent living, assisted living and/or memory care. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

We actively recruit qualified personnel to maintain adequate staffing levels at our communities. We have adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and thorough background and reference checks. We offer system-wide training and orientation for all of our employees at the community level through a combination of Company-sponsored seminars and conferences.

Quality Assurance

Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the Executive Vice President and Chief Operating Officer, Vice Presidents of Operations, Vice President of Clinical Operations, Senior Vice President- Human Resources, Quality and Clinical Directors, and Senior Vice President- General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:

Resident and Resident’s Family Input.     On a routine basis, we provide residents and their family members with the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services.

Regular Community Inspections.     Each community is inspected in person, on at least a quarterly basis, by a member of the regional and/or operational leadership team, which are also supplemented by virtual site visits. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The inspections also include observing residents in their daily activities and the community’s compliance with governmental regulations.

Independent Service Evaluations.     We engage the services of outside professional independent consulting firms to evaluate various components of our communities’ operations. These services include mystery shops, competing community analysis, pricing recommendations and product positioning. These services provide management with valuable and unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on the information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, recordkeeping and general compliance with all applicable governmental regulations.

Peer Review Program.      We implemented a peer review program in 2019.  For each region, a committee consisting of the top performing executive directors, sales directors, wellness directors, maintenance directors, and dietary directors visit other communities within the region to evaluate the performance of their peers at the community and share best practices.  Due to the COVID-19 pandemic, the peer review program was paused as of March 2020. In 2021, this program will be reviewed, and an appropriate time to re-engage will be determined based on, among other factors, the rates of COVID-19 instances within each territory or community.

Sales and Marketing

Most communities are staffed with on-site sales directors, depending on size and occupancy status. The primary focus of the on-site sales director is to perpetuate occupancy and revenue growth by creating awareness about the community and its services among prospective residents and their family members, professional referral sources and other key decision makers. These efforts are outlined in a strategic plan that includes monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach, resident and family referrals and promotional events, and a market-specific media program.  The community sales director performs a competing community assessment on a quarterly basis.

Each sales director’s effectiveness and productivity is monitored on a weekly basis.  The corporate sales and marketing team supports communities by developing marketing strategies and campaigns to address the continuously-changing resident profile, build brand awareness and increase digital traffic and leads. The marketing strategies focus on driving traffic to our website, national referral partners, review sites and social media platforms. To support this, the corporate marketing team develops content, marketing collateral and messaging, manages digital ad buys and provides ongoing sales and marketing training, support and best practices.

Governmental Regulation

Changes in existing laws and regulations, adoption of new laws and regulations, and new interpretations of existing laws and regulations could have a material effect on our operations. Failure by us to comply with any applicable regulatory requirement could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Accordingly, we regularly monitor legal and regulatory developments on local, state and national levels.

The health care industry is subject to extensive regulation and frequent regulatory changes. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of our assisted living communities are subject to regulation, licensing, and permitting requirements by state and local health care and social service agencies and other governmental regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof, and resident characteristics. We believe that such regulation will increase in the future. In addition, health care providers are experiencing heightened scrutiny under anti-trust laws in the United States as integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Because some of our communities receive a portion of their funds from Medicaid, such communities are also subject to state and federal Medicaid standards, the noncompliance with which could result in the imposition of, among other things, penalties and sanctions and suspension and exclusion from participation in the Medicaid program. Our communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by us to comply with any applicable regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. Regulation of the assisted living industry is also continually evolving and we are unable to predict the scope, content or stringency of new regulations and their ultimate effect on our business. There can be no assurance that our operations will not be materially and adversely affected by regulatory developments in the future.

While we believe that our communities are in substantial compliance with applicable regulatory requirements, unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about a community, any of which could result in a citation of deficiency. In the ordinary course of business, one or more of our communities could be cited for deficiencies resulting from such inspections or surveys from time to time. Although most inspection deficiencies are typically resolved through an agreed-upon plan of corrective action relating to the community’s operations, the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, repayment of amounts previously paid, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our existing loan agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the particular provider’s or facility’s history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect on our business, financial condition, and results of operations as a whole. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of our residents do not receive federal or state funds.

Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the U.S. Department of Health and Human Services, has established, among other requirements, standards governing the privacy and security of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. In addition, we may from time to time be subject to a corrective action plan, and the cost associated with complying with any such corrective action plan could be significant.

In addition, we are subject to various federal, state and local environmental laws and regulations, which could require an owner or operator of real estate to investigate and clean up hazardous or toxic substances present at or migrating from properties they own, lease, or operate. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was actually responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations.  Liabilities could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or the failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. We have completed Phase I environmental audits of substantially all of the communities in which we own interests, typically at the time of acquisition, and such audits have not revealed as of the date of this Annual Report on Form 10-K any material environmental liabilities that exist with respect to these communities.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or migrating from such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. We are not aware, as of the date of this Annual Report on Form 10-K, of any environmental liability with respect to any of our owned, leased or managed communities that we believe would have a material adverse effect on our business, financial condition, or results of operations. We believe that our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority, and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities we currently operate.

We are subject to U.S. federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic, which vary based on provider type and jurisdiction, but generally include mandatory requirements for testing of residents and staff, implementation of infection control standards and procedures, restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, restrictions and/or limitations on who may visit residents and how residents may be visited, and mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

We believe that the structure and composition of government and, specifically, health care regulations will continue to change and, as a result, we regularly monitor material developments and changes in the law that impact our business. We expect to modify our agreements and operations from time to time as the business and regulatory environments change. While we believe we will be able to structure all our agreements and operations in accordance with applicable law, there can be no assurances that our arrangements will not be successfully challenged. These requirements include additional penalties that may apply for violation of such requirements.

Competition

The senior living industry is highly competitive.  Due to the relatively low barriers of entry into the senior living space, we expect that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies fairly active in the senior living industry and in the markets in which we operate, the industry continues to be very fragmented and characterized by numerous small operators. We primarily compete with national operators and other regional and local independent operators. We believe that the primary competitive factors in the senior living industry are: (i) quality on-site staff; (ii) location; (iii) reputation of, and commitment to, a high quality of service; (iv) support service offerings (such as food services); (v) fair pricing for services provided; and (vi) physical appearance and amenities associated with the communities. We compete with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of which may have greater financial resources than us. Because prospective residents tend to choose senior housing communities in close proximity to their homes, our principal competitors are other senior living and long-term care communities in the same geographic areas as our communities. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers that are critical to our business.

Human Capital Resources

We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care, and service to our residents.  As of December 31, 2020, we employed 3,416 persons (89 of whom are employed at our Dallas Support Center), of which 2,404 were full-time employees and 1,012 were part-time employees.

Our Culture

Our culture is the most important connection between all people at Capital Senior Living and is rooted in inclusion, respect, accountability, service, and deep care for each other and for those we serve.  To create this environment, we focus on attracting, engaging, developing, and retaining the very best talent available in each of our markets by maintaining a compelling value proposition for each employee that includes a great work environment, excellent leadership, aligned pay and benefits, career development, and meaningful work. We have built a team with a deep sense of purpose for serving seniors and we believe that our engaged group enhances the resident experience each day.

Inclusion and Diversity

As we serve a diverse group of residents across several states and communities, we also strive to reflect the same diversity in our company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 84% female and 43% non-white employees.  We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development and talent progression.

Talent Acquisition, Development, and Retention

In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to add new spaces to our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local Facebook pages to identify individuals for the specific communities and geographic regions we serve.  We also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees.  With a robust focus on talent acquisition, we have seen our average time to fill an open role shorten significantly in 2020.

We are proud of our development programs that sponsor our current employees in achieving new levels of education, licensure and credentials.  Through this approach, we support our employees’ growth while they continue to work with us in new roles, enhancing our service and care, and providing these employees with additional earning potential.

Total Rewards

We provide fair, competitive and aligned compensation to all of our people, which is reviewed at least annually for both merit and market-based adjustments.  Along with competitive compensation, we offer benefits that are designed to fit a wide variety of needs.  For example, our health plans allow participants to enter the plan at an affordable premium and participants automatically receive unlimited free telehealth and local retail clinic visits, along with all other benefits of the plan.  This benefit provides our people quick and easy access to care at no cost to them when they need to access it.  We provide paid time off to both full-time and part-time employees to ensure they have paid time away from work.  We also offer a 401(k) plan for all eligible employees to participate in as they plan for their future.  Our total rewards design includes many other benefits that can be included at the choice of each employee based on their needs, which is our overall strategy in providing engaging and flexible rewards to our people.

ITEM 1A.	RISK FACTORS.

Our business involves various risks and uncertainties. When evaluating our business, the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. Immediately below is a summary of the principal factors that might cause our future operating results to differ materially from those currently expected. The risk factors summarized below are not the only risks facing us. Additional discussion of the risks summarized in the “Risk Factor Summary,” as well as other risks that may affect our business and operating results, can be found below under the heading “Risk Factors,” and should be carefully considered and evaluated before making an investment decision regarding our business. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, negatively impact our financial results and/or decrease our financial strength, and may cause our stock price to decline.

Risk Factors Summary

Risks Related to the COVID-19 Pandemic:

•

COVID-19 has had a significant adverse impact on occupancy levels, revenues, expenses and operating results at our communities. Because we are unable to predict the full nature and extent of the impact of COVID-19 at this time, COVID-19 may continue to have a significant adverse effect on our business, financial condition, liquidity and results of operations.

Risks Related to Our Liquidity and Indebtedness:

•

If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.

•	We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
•	Our failure to comply with financial covenants and other restrictions contained in our debt instruments could result in the acceleration of the related debt or in the exercise of other remedies.
•	We will require additional financing and/or refinancing actions in the future and may issue equity securities.
•

Increases in market interest rates and/or the Consumer Price Index (“CPI”) could significantly increase the costs of our floating rate debt obligations, which could adversely affect our liquidity and earnings.

•	The phasing out of London Inter-Bank Offer Rate (“LIBOR”) may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.

Risks Related to Our Business, Operations and Strategy:

•	We have incurred losses from operations in each of the last three fiscal years and may do so in the future.
•	We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
•	The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.
•	Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
•

We have identified a material weakness in our internal control over financial reporting at December 31, 2020. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

•	There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
•	Damage from catastrophic weather and other natural events have resulted in losses and adversely affected certain of our residents.
•

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

•	Because we do not presently have plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.

Risks Related to Human Capital:

•	We rely on the services of key executive officers and the transition of management or loss of these officers or their services could have a material adverse effect on us.
•	A significant increase in our labor costs could have a material adverse effect on us.
•	We are subject to risks related to the provision for employee health care benefits and ongoing health care reform legislation.

Risks Related to Regulatory, Compliance and/or Legal Matters:

•	We are subject to government regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.
•	We may be subject to liability for environmental damages.

Risks Related to Our Corporate Organization and Structure:

•

Anti-takeover provisions in our governing documents, governing law and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.

•	We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

Risks Related to Other Market Factors:

•	If we cannot regain compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE will delist our common stock.
•	Future offerings of equity securities by us may adversely affect the market price of our common stock.
•	The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.
•

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.

•	Various factors, including general economic conditions, could adversely affect our financial performance and other aspects of our business.

Risks Related to the COVID-19 Pandemic

COVID-19 has had a significant adverse impact on occupancy levels, revenues, expenses and operating results at our communities. Because we are unable to predict the full nature and extent of the impact of COVID-19 at this time, COVID-19 may continue to have a significant adverse effect on our business, financial condition, liquidity and results of operations.

We face risks related to an epidemic, pandemic or other health crisis. COVID-19 was declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to experience the pandemic caused by the COVID-19 pandemic, which has significantly disrupted the nation’s economy, the senior living industry, and our business.

In an effort to protect our residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, we restricted or limited access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic has caused a decline in the occupancy levels at our communities, which has negatively impacted our revenues and operating results, which depend significantly on such occupancy levels. During March 2020, new resident leads, visits, and move-in activity began to decline compared to historical levels. This trend continued through the end of 2020, and adversely impacted occupancy, resulting in a decrease in consolidated senior housing occupancy decreasing from 79.9% for the first quarter of 2020 to 73.3% for the fourth quarter of 2020. We cannot predict with reasonable certainty whether or when demand for senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fee revenue we are able to collect from our residents.

In addition, the COVID-19 outbreak has required us to incur significant additional operating costs and expenses in order to care for our residents. Further, residents at certain of our senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. During March 2020, we began to incur incremental direct costs to prepare for and respond to the COVID-19 pandemic. Operating expense for the year ended December 31, 2020 includes $9.4 million of incremental and direct costs as a result of the COVID-19 pandemic, including costs for acquisition of additional PPE, cleaning and disposable food service supplies, testing of our residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. We are unable to reasonably predict the total amount of costs we will ultimately incur related to the pandemic, but such costs are likely to be substantial.

As a result, COVID-19 had a significant adverse effect on our business, financial condition, liquidity, and results of operations and has contributed to management concluding that there is substantial doubt about our ability to continue as a going concern within 12 months after the date on which our fiscal year 2020 financial statements are issued.

Further, the grants received by us from the CARES Act Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The U.S. Department of Health and Human Services continues to evaluate and provide regulation and guidance regarding grants made under the CARES Act Provider Relief Fund. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by U.S. Department of Health and Human Services. The program requires us to report to U.S. Department of Health and Human Services on our use of the grants, and our reporting is subject to audit.

The COVID-19 pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic, and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development and availability of COVID-19 infection and antibody testing, therapeutic agents, and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; the impact of COVID-19 on our ability to complete financings, re-financings, or other transactions (including dispositions) or to generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.

Risks Related to Our Liquidity and Indebtedness

If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.

As noted elsewhere in this Annual Report on Form 10-K, due to the impact of the COVID-19 pandemic on our financial position and our upcoming debt maturities, management has concluded that there is substantial doubt about our ability to continue as a going concern. We have taken, and intend to take, actions to improve our liquidity position and to address the uncertainty about our ability to operate as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.

We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

As of December 31, 2020, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $915.2 million, of which, $72.5 million is maturing in 2021. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

Our failure to comply with financial covenants and other restrictions contained in our debt instruments could result in the acceleration of the related debt or in the exercise of other remedies.

Our outstanding indebtedness is secured by our communities, and, in certain cases, a guaranty by us or by one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness, subject to cure provisions in certain instances, would give the respective lenders, the right to declare all amounts outstanding to be immediately due and payable, or foreclose on collateral securing the outstanding indebtedness.

There are various financial covenants and other restrictions in certain of our debt instruments, including provisions which:

•	require us to meet specified financial tests at the subsidiary company level, which include, but are not limited to, tangible net worth requirements;
•	require us to meet specified financial tests at the community level;
•	require us to maintain the physical condition of the community and meet certain minimum spending levels for capital and leasehold improvements; and
•	require consent for changes in control of us.

If we fail to comply with any of these requirements, then the related indebtedness could become due and payable prior to their stated dates. We cannot assure that we could pay these debt obligations if they became due prior to their stated dates.

Pursuant to the forbearance agreements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Transactions Involving Certain Fannie Mae Loans,” we withheld loan payments due under loan agreements with Fannie Mae covering certain of our communities for the months of April through December of 2020. In addition, we were not in compliance with certain financial covenants of our loan agreements with Fifth Third Bank covering two properties and our loan with BBVA, USA (“BBVA”) covering three properties as of December 31, 2020 and as a result of default, the debt has become callable. We are in active discussions with Fifth Third Bank and BBVA to resolve these defaults. However, we cannot give any assurance that a mutually agreeable resolution will be reached.

We will require additional financing and/or refinancing actions in the future and may issue equity securities.

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

Increases in market interest rates and/or the CPI could significantly increase the costs of our floating rate debt obligations, which could adversely affect our liquidity and earnings.

Our floating rate debt obligations and any future indebtedness, if applicable, exposes us to interest rate and CPI risk. Therefore, any increase in prevailing interest rates or CPI could increase our future interest obligations, which could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The phasing out of LIBOR may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.

The interest rates for certain of our variable-rate debt obligations are calculated based on the LIBOR plus a spread. LIBOR is regulated by the United Kingdom's Financial Conduct Authority, which has announced that it plans to phase-out LIBOR by the end of 2021 and other LIBOR tenors by June 30, 2023. These debt obligations may be extended or we may enter into new variable interest rate debt obligations based on LIBOR. To the extent that LIBOR is discontinued, the terms of such variable-rate debt agreements may provide that the lender will have the right to choose an alternative index based on comparable information. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the applicable phase out dates, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. To the extent LIBOR ceases to exist or if the methods of calculating LIBOR change, interest rates on any such variable-rate debt obligations may increase, which would adversely affect our results of operations and cash flow.

Risks Related to Our Business, Operations and Strategy

We have incurred losses from operations in each of the last three fiscal years and may do so in the future.

We have incurred a net loss in each of fiscal years 2020, 2019 and 2018. We currently have limited resources and substantial debt obligations. Given our history of losses and the current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.

Approximately 93.6% of our total revenues from communities that we operated were attributable to private pay sources and approximately 6.4% of our revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2020. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We have identified a material weakness in our internal control over financial reporting at December 31, 2020. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our financial statements for the year ended December 31, 2020, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over the financial reporting related to deficiencies in accounting for material non-recurring transactions.  Specifically, our controls did not operate effectively to ensure certain account reconciliations and journal entries were reviewed at the appropriate level of precision. Control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness. We are working to remediate this material weakness through the development and implementation of processes and controls over the financial reporting process.

While new controls are being designed and implemented, they have not operated for a sufficient period of time to demonstrate the material weakness has been remediated. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

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

In addition, our insurance policies must be renewed annually. Based upon poor loss experience and the impact of the COVID-19 pandemic, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market or reduced the level of coverage offered, and those remaining have increased premiums and deductibles substantially. The COVID-19 pandemic may also adversely affect our ability to obtain insurance coverage or increase the costs of doing so. Therefore, we cannot assure that we will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.

Damage from catastrophic weather and other natural events could result in losses and adversely affect certain of our residents.

A certain number of our properties are located in areas that have experienced and may experience in the future catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, flooding or other severe weather. These events could result in some of our communities losing electricity, gas, water and other utilities for a period of time, and could also result in increased electricity and other utility expenses. Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities. We maintain insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events; however, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities.

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

The cybersecurity risks to our Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptography, and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, hacking, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks or incidents.

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

It is the policy of our board of directors to retain any future earnings to finance the operation and expansion of our business. Accordingly, we have not and do not currently anticipate declaring or paying cash dividends on your common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of our board of directors and will depend on, among other things, our earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements and other factors deemed relevant by our board of directors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Risks Related to Human Capital

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

We are subject to risks related to the provision for employee health care benefits and future health care reform legislation.

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

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) expanded healthcare coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States healthcare system. This comprehensive healthcare legislation has resulted and will continue to result in extensive rulemaking by regulatory authorities, and also may be altered, amended, repealed, or replaced. It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how participants in the healthcare industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, adversely affect our revenues, expose us to expanded liability, or require us to revise the ways in which we conduct our business.

In addition to its impact on the delivery and payment for healthcare, the Affordable Care Act and the implementing regulations have resulted and may continue to result in increases to our costs to provide healthcare benefits to our employees. We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act or any amended or replacement legislation impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations and cash flow.

Risks Related to Regulatory, Compliance and/or Legal Matters

We are subject to governmental regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.

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

Various states, including several of the states in which we currently operate, control the supply of licensed beds and assisted living communities through a CON requirement or other programs. In those states, approval is required for the addition of licensed beds and some capital expenditures at those communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.

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

Risks Related to Our Corporate Organization and Structure:

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

Several of our loan documents and other material agreements require approval in the event we undergo a change of control of our company. These provisions may have the effect of delaying or preventing a change of control of the Company even if this change of control would benefit our stockholders.

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

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, distributions, and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.

Risks Related to Other Market Factors

If we cannot regain compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE will delist our common stock.

Our common stock is currently listed on the NYSE. In April 2020, we received notice (the “Notice”) from the NYSE that we were no longer in compliance with NYSE continued listing standards set forth in Section 802.01B (the “Minimum Market Capitalization Standard”) and Section 802.01C (the “Minimum Stock Price Standard”) of the NYSE’s Listed Company Manual due to the fact that (i) our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million, and (ii) the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period.

In December 2020, we implemented a Reverse Stock Split in order to increase the market price per share of our common stock and regain compliance with the Minimum Stock Price Standard.  However, if we are unable to regain compliance with the Minimum Market Capitalization Standard within the time periods prescribed by the NYSE’s rules, our common stock will be delisted. Due to recent market conditions, the NYSE temporarily extended the applicable cure periods for complying with the Minimum Market Capitalization Standard, through and including June 30, 2020, and as such, the NYSE previously informed us that it had until December 19, 2021 to regain compliance with the Minimum Market Capitalization Statement.

In accordance with the NYSE’s listing requirements, we submitted our plan to the NYSE advising the NYSE of definitive action we have taken, or are taking, to bring us into conformity with the Minimum Market Capitalization Standard within 18 months after our receipt of the Notice. The NYSE accepted our plan in July 2020, and as a result, our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the plan and other continued listing standards. The NYSE will review us on a quarterly basis to confirm compliance with the plan. If we fail to comply with the plan or does not meet continued listing standards at the end of the 18-month cure period, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

Our executive and administrative offices are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 7,000 square feet. The lease on the premises extends through September 30, 2021. We believe that our corporate office facilities are adequate to meet our requirements through at least fiscal year 2021 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

As of December 31, 2020, we owned, leased or managed the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”

ITEM 3.LEGAL PROCEEDINGS.

We have claims incurred in the normal course of our business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, and based on advice of legal counsel, should not have a material effect on our consolidated financial statements if determined adversely to us.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “CSU”. At March 25, 2021, there were 98 stockholders of record of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2020, as adjusted for the Reverse Stock Split:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	169,288
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	169,288

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2020, as adjusted for the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2020	32,941	$199.45	32,941	$6,570,222
October 1 – October 31, 2020	—	—	—	6,570,222
November 1 – November 30, 2020	—	—	—	6,570,222
December 1 – December 31, 2020	—	—	—	6,570,222
Total at December 31, 2020	32,941	$199.45	32,941	$6,570,222

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

Certain information contained in this Annual Report on Form 10-K constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short- and long-term debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risks related to an epidemic, pandemic, or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19); the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the SEC. On December 9, 2020, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-15, which became effective on December 11, 2020. Accordingly, all of the Company’s common share, equity award and per-share amounts have been adjusted to reflect such reverse stock split for all prior periods presented.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2020 and 2019, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.

The Company is one of the leading owner-operators of senior housing communities in the United States.  The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of its resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care, which may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.

As of December 31, 2020, the Company operated 101 senior housing communities in 22 states with an aggregate capacity of approximately 13,000 residents, including 60 senior housing communities that the Company owned, 17 properties that were in the process of transitioning legal ownership back to Fannie Mae, 12 senior housing communities that the Company leased, and 12 communities that the Company managed on behalf of third parties.

COVID-19 Pandemic

The COVID-19 global pandemic was declared a public health emergency in the United States in the first quarter of 2020 and as of the date of this Annual Report on Form 10-K, the United States continues to experience the impacts of COVID-19, which has significantly disrupted, the nation’s economy, the senior living industry, and the Company’s business.

In an effort to protect its residents and employees and slow the spread of COVID-19, and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic has caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  During March 2020, new resident leads, visits, and move-in activity began to decline compared to historical levels. This trend continued through the end of 2020 and adversely impacted occupancy, resulting in a decrease in consolidated senior housing occupancy from 79.9% for the first quarter of 2020 to 73.3% for the fourth quarter of 2020.

In December 2020, the Company initiated the first round of COVID-19 vaccinations at all of its communities and, as of February 2021, subsequent to year-end, the Company has completed first-round vaccine clinics at 100% and second-round vaccine clinics at 68% of its communities. In communities that have completed second-round vaccine clinics, 75% of its residents and 34% of its staff have received both doses of the COVID-19 vaccine and are fully vaccinated.  As of February 2021, subsequent to year-end, COVID-19 incidence rates have declined across our portfolio, and leading indicators, such as leads and tours, are at their highest levels since March 2020, indicating that demand for senior housing and services is beginning to rebound.

During 2020, the Company incurred significant additional operating costs and expenses in order to implement enhanced infection control protocols and enhanced care for its residents. For example, the Company incurred substantial costs for procurement of additional PPE, cleaning and disposable food service supplies, enhanced cleaning, infection control, environmental sanitation costs, and increased labor expenses, including contract labor and for hazard pay at certain communities where residents tested positive for COVID-19. The Company has also incurred costs for COVID-19 testing of residents and employees. In total, the Company incurred approximately $9.4 million in incremental COVID-19 related costs in fiscal year 2020. To mitigate these new expenses, the Company reduced spending on non-essential supplies, travel, and other discretionary items.

In November 2020, the Company accepted $8.1 million of CARES Act Phase 2 Provider Relief funds, which are intended to reimburse the Company for COVID-19 related costs and lost revenue.  The $8.1 million Phase 2 Provider Relief Funds have been recorded as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. The Company received an additional $8.7 million in the first quarter of 2021, subsequent to year-end, under the CARES Act Phase 3 and expects to fully recognize Phase 3 funds in 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act.  In addition, the Company had received approximately $1.9 million in relief from state agencies during the year ended December 31, 2020 under the CARES Act and has applied for additional federal and state funding.  The Company is utilizing the payroll tax deferral program under the CARES Act and delayed the employer portion of payroll taxes totaling $7.4 million from April 2020 through December 2020. One-half of the deferred payroll taxes, which amounted to $3.7 million, will be due by December 2021, while the other half will be due by December 2022.

CARES Act Provider Relief Funds are subject to the terms and conditions of the program, including stringent restrictions that funds may only be used to reimburse COVID-19 related expenses or lost revenue that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.

We cannot, at this time, predict with reasonable certainty the impacts that the COVID-19 pandemic ultimately will have on our business, results of operations, cash flow, and liquidity, and our preparation and response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impact of the COVID-19 pandemic will depend on many factors, many of which cannot be foreseen, including: (i) the duration, severity and geographic concentrations of the COVID-19 pandemic and any resurgence, second waves or new strains of the disease; (ii) the impact of COVID-19 on the nation’s economy and debt and equity markets at large and the local economies in our markets; (iii) the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines, and the prioritization of such resources among businesses and demographic groups; (iv) governmental financial and regulatory relief efforts that may become available to businesses and individuals; (v) concerns over and the perceptions of the safety of senior living communities during and after the pandemic; (vi) changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; (vii) the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by the COVID-19 pandemic; (viii) changes in the acuity levels of our new residents; (ix) the disproportionate impact of the COVID-19 pandemic on seniors generally and those residing in our communities; (x) the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; (xi) the impact of the COVID-19 pandemic on our ability to (1) complete equity and debt financings, refinancing, or other transactions (including dispositions) or (2) generate sufficient cash flow to cover required interest and lease payments and to satisfy financial and other covenants in our debt and lease documents; (xii) increased regulatory requirements and enforcement actions resulting from the COVID-19 pandemic, including those that may limit our collection efforts for delinquent accounts; and (xiii) the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic or our associated response efforts.

Going Concern Uncertainty

Accounting Standards Codification (“ASC”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within 12 months after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $72.5 million of debt maturing and $16.8 million of debt service payments due in the next 12 months, (3) recurring operating losses and projected operating losses for fiscal periods through March 31, 2022, (4) the Company’s working capital deficit and (5) noncompliance with certain financial covenants of the Company’s loan agreements with Fifth Third Bank covering two properties and BBVA covering three properties at December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2020 financial statements are issued.

As discussed below, the Company has implemented plans which encompass strategic and cash-preservation initiatives, that are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2020 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) cash from operations that will be used in operations and (2) debt forbearance, refinancings and extensions to the extent available on acceptable terms.

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

•

In the first quarter of 2019, the Company implemented a three-year operational improvement plan which began to show improved operating results during 2020, prior to the onset of COVID-19, and is expected to continue to drive incremental profitability improvements.

•

We are in active discussions with Fifth Third Bank and BBVA to resolve our noncompliance with financial covenants at December 31, 2020 for debt totaling $72.5 million, which is included in current portion of notes payable, net of deferred loan costs on the Company’s Consolidated Balance Sheets.  As a result of default, the loans have become callable.

•	The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
•

The Company has exited all master lease agreements in order to strengthen the Company’s balance sheet and allow the Company to strategically invest in certain existing communities (see “Note 5- Dispositions and Other Significant Transactions”).

•

On November 24, 2020 the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. The Company recorded a $2.0 million gain on the sale of the property, which is included in gain (loss) on disposition of assets, net in the year ended December 31, 2020. In November 2020, the Company entered into a management agreement with the successor owner to manage the senior living community, subject to a management fee based on the gross revenues of the property.

•

In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders (see “Note 9- Notes Payable”). In October 2020, the Company entered into an additional short-term forbearance agreement with Protective Life Insurance Company.

•

In November 2020, the Company accepted $8.1 million of CARES Act Phase 2 Provider Relief funds, which are intended to reimburse the Company for COVID-19 related costs and lost revenue.  The $8.1 million Phase 2 Provider Relief Funds have been recorded as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. The Company received an additional $8.7 million in the first quarter of 2021, subsequent to year-end under the CARES Act Phase 3 and expects to fully recognize Phase 3 funds in 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies during the year ended December 31, 2020 under the CARES Act and has applied for additional federal and state funding.

•

The Company elected to utilize the CARES Act payroll tax deferral program and delayed payment of a portion of payroll taxes incurred from April 2020 through December 2020.  One-half of the deferral amount will become due on each of December 31, 2021 and December 31, 2022. At December 31, 2020, the Company had deferred $7.4 million in payroll taxes, of which, $3.7 million is included in accrued expenses and $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.

•

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. In conjunction with the agreement, the Company discontinued recognizing revenues and expenses on the properties as of August 1, 2020, but continues to manage the communities on behalf of Fannie Mae.  The Company earns a management fee for providing such services.  As a result of events of default and the appointment of a receiver to take possession of the communities, the Company concluded that, in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets” a $199.6 million loss should be taken due to the derecognition of the assets as a result of the loss of control of the assets, which occurred during the year ended December 31, 2020.  See “Note 9- Notes Payable.”  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities is extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.”  At December 31, 2020, the Company included $218.4 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $8.7 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

•	The Company is evaluating possible debt and capital options.

The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, or at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to seniors. In the year ended December 31, 2020, the Company generated resident revenue of approximately $357.1 million compared to resident revenue of approximately $447.1 million in the prior year representing a decrease of approximately $90.0 million. The decrease in revenue is generated from significant  property dispositions throughout 2020, including: (1) the sale of two owned properties, one of which transitioned to a management agreement with the successor owner; (2) the transition of 22 leased communities to different operators in conjunction with exiting its master lease agreements; (3) the conversion of six previously-leased communities to management agreements; and (4) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities.  Together, these actions accounted for a decrease in revenue of approximately $83.2 million. The remaining decrease of was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and small reductions in average monthly rent.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in March 2020 and continued through the end of 2020, related to the COVID-19 pandemic and our response efforts.  The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $1.8 million and $24.9 million, respectively, which were due to the Company’s management of 32 communities which commenced during 2020.

Facility Lease Transactions

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts.  During 2020, the Company exited all master lease agreements with its landlords (as further described below) and after giving effect to such transactions, as of December 31, 2020, the Company leased 12 senior living communities. All 12 remaining leases were subsequently converted to management agreements as of January 1, 2021. See “Note 18- Subsequent Events.”

Ventas

As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was previously scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities.  Pursuant to the Ventas Agreement, the Company agreed to pay Ventas rent of approximately $1.0 million per month from February 1, 2020 through December 31, 2020 for such communities, as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  Pursuant to the Ventas Agreement, the Master Lease Agreement terminated on December 31, 2020.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and the modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020, and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”

Under the terms of the Master Lease Agreement, Ventas elected on December 31, 2020 to enter into a property management agreement with the Company as manager that provides for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Ventas as of January 1, 2021. See “Note 18- Subsequent Events.”

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were previously scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between the Company and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provided that the Company was not required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the second quarter of 2020.  The Welltower Agreement provided that Welltower could terminate such agreement; with respect to any or all communities upon 30 days’ notice, but no later than December 31, 2020. Upon termination, Welltower could elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. The Welltower Agreement also provided that the Company was not obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and that Welltower would reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”

During the third quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  During the fourth quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to 14 communities.  The Company recorded a loss of approximately $0.7 million, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

The Master Lease Agreements with respect to the remaining leased properties terminated on December 31, 2020, and Welltower elected to enter into a property management agreement with the Company which (i) provides that the Company will serve as manager and receive a management fee based on gross revenues of the applicable community and (ii) contains other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Welltower as of January 1, 2021. See “Note 18- Subsequent Events.”

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (the “Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a Real Estate Investment Trust Investment Diversification and Empowerment Act structure (a “RIDEA structure”) pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak. Pursuant to the Management Agreement, the Company will receive a management fee based on gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for year ended December 31, 2020.

On May 20, 2020, the Company entered into an additional agreement with Healthpeak (the “Healthpeak Agreement”) effective from April 1, 2020 until the end of the lease term.  Pursuant to the Healthpeak Agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At December 31, 2020, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and did not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, accrued interest on the deferral amount is recorded in interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.

Effective November 1, 2020, upon the expiration of the Master Lease agreement, the Company entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities. In December 2020, Healthpeak sold two of the properties and in January 2021, subsequent to year-end, Healthpeak sold one additional property and terminated all agreements for those three properties. See “Note 18- Subsequent Events.”

Dispositions and Other Significant Transactions

Disposition of Boca Raton, Florida Community

Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to such property and the lease was terminated as to the property.  The Company recorded a gain on the transaction of $1.8 million, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for year ended December 31, 2020.

Disposition of Merrillville, Indiana Community

Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs. The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

Disposition of Canton, Ohio Community

On November 24, 2020, the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. The Company recorded a $2.0 million gain on the sale of the property, which is included in gain (loss) on disposition of assets, net in the year ended December 31, 2020. In November 2020, the Company entered into a management agreement with the successor owner to manage the senior living community, pursuant to which the Company receives a management fee based on the gross revenues of the property.

Transactions Involving Certain Fannie Mae Loans

Among other provisions, the CARES Act permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to COVID-19 to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one property.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two properties.   The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 ("Deferred Payments") and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly all net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.

On July 8, 2020, the Company entered into forbearance extension agreements with Fannie Mae, which provided for a one-month extension of the forbearance agreements between the Company and Fannie Mae covering 23 properties.   The forbearance extension agreements extended the forbearance period until July 31, 2020, and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  By July 31, 2020, the Company was required to repay to Fannie Mae the deferred payments, less payments made during the forbearance period.

On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as the Company initiated a process that is intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

As a result of the default, Fannie Mae filed a motion with the United States District Court (the “District Court”) requesting that a receiver be appointed over the 18 properties, which was approved by the District Court.  The Company agreed to continue to manage the 18 communities, in exchange for a management fee, until legal ownership of the properties is transferred to Fannie Mae or another party.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for any payments made on behalf of any of the 18 communities under the receivership order.  As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  Management fees earned from the properties are recognized as revenue when earned.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance with ASC 610-20.  As such, the Company derecognized the assets and recorded a loss of $199.6 million on the transaction for the year ended December 31, 2020. Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities have been extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, which is expected to occur in 2021.  For the year ended December 31, 2020, the Company included $218.4 million in outstanding debt and $8.7 million of accrued interest on the Company’s Consolidated Balance Sheets related to these properties. In the fourth quarter of 2020, one community was transitioned to a successor operator, although the legal ownership has not yet transferred back to Fannie Mae for this community. At December 31, 2020, the Company continued to manage 17 communities on behalf of Fannie Mae. In the first quarter of 2021, subsequent to year-end, the legal ownership of four properties was transferred to Fannie Mae.  See “Note- 18 Subsequent Events.”

Debt Forbearance Agreement on BBVA Loan

The Company also entered into a loan amendment with another lender, BBVA related to a loan covering three properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to and due in June 2021.

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

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company, related to loans covering ten properties.  These amendments allowed the Company to defer principal and interest payments for April, May and June 2020, and to defer principal payments for July 2020 through March 2021.  The Company made all required debt service payments in July, August, and September 2020.  On October 1, 2020, the Company entered into further amendments to its loan agreements with Protective Life Insurance Company.  These amendments allow the Company to defer interest payments for October, November, and December 2020, and to extend the deferral period of principal payments through September 1, 2021, with all such deferral amounts being added to principal due at maturity in either 2025, 2026 or 2031, depending upon the loan.

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

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the Company’s corporate office and its senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2020; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Long-Lived Assets and Impairment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances indicate the carrying amount of an asset group may not be recoverable, or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information to determine whether impairment indicators exist.

If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value.

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

During the third quarter of 2020, the Company recorded non-cash impairment charges of $1.3 million and $1.1 million to operating lease right-of-use assets, net and property and equipment, net, respectively, due to a change in the useful life of 15 of its communities, all of which transferred to new operators during the fourth quarter of 2020. Due to the changes in useful lives, the Company concluded the assets related to those properties had indicators of impairment and the carrying values were not fully recoverable. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. In addition, during the third quarter of 2020 the Company recorded a non-cash impairment charge of $0.8 million to property and equipment, net of one owned community. The fair value of the property and equipment, net of this community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.

At December 31, 2020, the Company reviewed the carrying value of its property and equipment and determined that impairment indicators existed for one of its properties due to the challenged occupancy at the property driven by the impact of the COVID-19 pandemic.  The Company compared the carrying value of the community’s assets to the anticipated undiscounted cash flows and determined that the carrying value was not recoverable. The Company determined the fair value of the fixed assets using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions, and recorded a $2.6 million impairment in the fourth quarter of 2020.

In total, the Company recognized non-cash impairment charges of property and equipment, net and operating lease right of use assets of $34.3 million and $7.5 million, respectively for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded impairment charges of property and equipment, net and operating lease right of use assets of $1.6 million and $1.4 million, respectively.

During the years ended December 31, 2020 and 2019, for property and equipment and operating lease right of use assets where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the property noted above.

New Accounting Pronouncements

See “Note 3- Summary of Significant Accounting Policies” for a discussion of new accounting pronouncements.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive Loss data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2020		2019
	$	%	$	%
Total Revenues	$383,864	100.0%	$447,100	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	254,630	66.3	310,551	69.5
General and administrative expenses	27,904	7.3	27,518	6.2
Facility lease expense	28,109	7.3	57,021	12.8
Stock-based compensation expense	1,724	0.4	2,509	0.6
Depreciation and amortization expense	60,302	15.7	64,190	14.4
Long-lived asset impairment	41,843	10.9	3,004	0.8
Community reimbursement expense	24,942	6.5	—	0.1
Total expenses	439,454	114.5	464,793	104.2
Other income (expense):
Interest income	193	—	221	—
Interest expense	(44,564)	(11.6)	(49,802)	(11.1)
Write-off of deferred loan costs and prepayment premiums	—	0.0	(4,843)	(1.1)
Gain on facility lease modification and termination, net	10,659	2.8	0	—
Gain (loss) on disposition of assets, net	(205,476)	(53.5)	36,528	8.2
Other income	(201)	(0)	7	—
Loss before benefit (provision) for income taxes	(294,979)	(76.8)	(35,582)	(8.0)
Benefit (provision) for income taxes	(389)	(0.1)	(448)	(0.1)
Net loss and comprehensive loss	$(295,368)	(76.9)%	$(36,030)	(8.1)%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

In the year ended December 31, 2020, the Company generated total revenues of $383.9 million, which included approximately $357.1 million of resident revenue compared to resident revenue of approximately $447.1 million in the prior year.  The decrease in resident revenue is generated from significant property dispositions in fiscal year 2020, including (1) the sale of two owned properties, one of which transitioned to a management agreement with the successor owner, (2) the transition of 22 of the Company’s leased communities to different operators in conjunction with exiting the Company’s master lease agreements, (3) the conversion of 12 previously-leased communities to management agreements, and (4) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt.  Together, these actions accounted for a decrease in revenue of approximately $83.2 million. The remaining decrease of was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and small reductions in average monthly rent.  The decrease in the total occupancy was primarily due to reduced move-in activity, which began in March 2020 and continued through the end of 2020, related primarily to the COVID-19 pandemic and our associated response efforts. The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $1.8 million and $24.9 million, respectively, which were due to the Company’s management of 32 properties which commenced in 2020.

Expenses

Total expenses were $439.5 million during fiscal year 2020 compared to $464.8 million during fiscal year 2019, representing a decrease of $25.3 million. This decrease was primarily the result of the 2020 property dispositions, as described above, which reduced operating expense and facility lease expense, a $0.8 million decrease in stock-based compensation expense, coupled with reductions in depreciation and amortization expense of $3.9 million. These decreases were offset by increases of $38.8 million long-lived asset impairment charges, a $0.4 million increase in general and administrative expense and increases of $24.9 million in community reimbursement expense in 2020 as compared to 2019.

During the year ended December 31, 2020, operating expenses were lower than the prior year by $56.0 million. The decrease in operating expenses primarily results from the disposition of communities during the year ended December 31, 2020 as described above which drove reductions of $24.6 million in labor and employee-related expenses, $4.2 million decrease in food expenses, a $3.2 million decrease in promotion expenses, a $4.2 million decrease in property tax expense, a $5.9 million decrease in utilities and repairs and maintenance, and a $10.1 million decrease in all other operating expenses, all of which were primarily due the property disposals described above and reduced occupancy levels at our continuing communities.

General and administrative expenses remained relatively flat year over year as increases in transaction and conversion costs and increases in contract labor and consulting expenses incurred to supplement and maintain current staffing levels in a competitive labor market were mostly offset by decreases in separation, placement, and retention costs primarily due to the replacement of the Company’s CEO and the separation of the Company’s COO during the first quarter of 2019.

During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $41.8 million. These impairment charges included $3.4 million of non-cash impairment charges related to property and equipment for two owned communities as a result of lower than expected operating performance at the communities driven by the COVID-19 pandemic, a $30.9 million non-cash impairment charge related to property and equipment for certain leased communities as a result of lease transactions, and a $7.5 million non-cash impairment charge related to operating lease right-of-use assets.

The decrease in facility lease expense is primarily attributable to the Company transitioning six communities to property management agreements, effective March 1, 2020, and the re-negotiation of lease agreements with two of the Company’s landlords, which resulted in reduced rent obligations and impairments of operating lease right-of-use assets.  During 2020, the Company transitioned 22 lease agreements to successor operators.

Community reimbursement expense includes reimbursements due from the owners of communities for which the Company began providing management services during 2020, and as such, there are no comparable amounts in 2019.

Other income and expense.

Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

Interest expense decreased in the year ended December 31, 2020 when compared to the prior comparable period primarily due to the early repayment of mortgage debt associated with the closing of the Company’s sale of communities located in Kokomo, Indiana, Springfield, Missouri, and Peoria, Illinois, in 2019, and a decrease in variable interest rates year-over-year.

The $10.7 million increase in gain on facility lease modification and termination, net, is due to the Company recognizing an $8.4 million gain on the Ventas Agreement, an $8.0 million gain on the Welltower Agreement, and a $1.8 million gain on the transition of a property to a different operator, partially offset by a $6.8 million loss on the

Healthpeak Agreement, and a $0.7 million loss on the transition of properties to a different operator during the third quarter of 2020.

The $205.5 million gain (loss) on disposition of assets, net was due to the Company recognizing a $7.4 million loss on the sale of a senior housing community located in Merrillville, Indiana during the first quarter of 2020, a $2.0 million gain on the sale of one of the Company’s communities located in Canton, Ohio in the fourth quarter of 2020 and a $199.6 million loss on the disposition of 18 communities during the fiscal year 2020, which occurred in conjunction with the Company’s planned transition of the legal ownership of such communities to Fannie Mae. The Company wrote off all fixed assets, accounts receivable, and amounts held in escrow with respect to the communities, and will extinguish the debt and certain liabilities once legal ownership of the properties transfers to Fannie Mae.

Benefit (provision) for income taxes

The provision for income taxes was $0.4 million for each of the years ended December 31, 2020 and 2019. The effective tax rates for fiscal years 2020 and 2019 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal years 2020 and 2019 the Company consolidated 16 and 38, respectively, Texas communities and the TMT increased the overall provision for income taxes.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $69.1 million and $4.4 million were recorded during fiscal years 2020 and 2019, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $295.4 million for the fiscal year ended December 31, 2020, compared to net loss and comprehensive loss of $36.0 million for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

In addition to approximately $17.9 million of unrestricted cash balances on hand as of December 31, 2020, the Company’s principal sources of liquidity are expected to be cash flows from operations, additional proceeds from debt refinancing activities, COVID-19 relief funding (including $8.1 million and $8.7 million of cash the Company accepted pursuant to the Provider Relief Fund’s Phase 2 and Phase 3 General Distribution in November 2020 and January 2021, respectively), equity issuances, and/or proceeds from the sale of owned assets.

As of December 31, 2020, the Company was in active discussions with existing and potential lending sources to refinance its two bridge loans totaling $72.5 million, that are scheduled to mature in December 2021. The Company has implemented plans, which includes strategic and cash-preservation initiatives, which are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2020 financial statements are issued. See “Going Concern Uncertainty.” If we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance our maturing bridge loans, the terms of the new financing may not be as favorable to us as the terms of the existing financing. In addition, the amount of mortgage financing available for our communities is generally dependent on their respective appraised values and performance. Decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, could result in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. Our inability to obtain refinancing proceeds sufficient to cover maturing indebtedness could adversely impact our liquidity, and may cause us to seek alternative sources of financing, which may be less attractive or unavailable.

The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio including equity issuances, purchases and sales of assets, and reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of the Company’s existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of the Company’s common stock.

Our actual liquidity and capital funding requirements depend on numerous factors, including our operating results, our capital expenditures for community investment, and general economic conditions, as well as other factors described in "Item 1A. Risk Factors". General disruptions to the financial markets may have an adverse impact on our liquidity by making it more difficult for us to obtain financing or refinancing.

Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company or any of its counterparties.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(6,793)	$5,229
Net cash provided by investing activities	8,514	47,778
Net cash used in financing activities	(15,917)	(60,264)
Decrease in cash and cash equivalents	$(14,196)	$(7,257)
Operating Activities

The net cash used in operating activities for the year ended December 31, 2020 primarily results from a net loss of $295.4 million, decreases in cash flows from current assets of $2.9 million, offset by increases from current liabilities of $13.0 million, and net non-cash charges of $278.4 million. The net cash provided by operating activities for fiscal year 2019 primarily results from net non-cash charges of $39.4 million, an increase in accrued expenses of $4.3 million, an increase in deferred resident revenue of $0.6 million, and a decrease in tax and insurance deposits of $0.5 million, partially offset by a net loss of $36.0 million, a decrease in accounts payable of $0.7 million, and increases in prepaid expenses, accounts receivable, and other assets of $1.0 million, $1.3 million, and $0.5 million, respectively.

Investing Activities

The net cash provided by investing activities for the year ended December 31, 2020 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $15.6 million, offset by $24.1 million in proceeds from the disposition of assets.  The net cash provided by investing activities for fiscal year 2019 primarily results from the Company’s receipt of $68.1 million in proceeds from the disposition of assets, partially offset by capital expenditures associated with ongoing capital renovations and refurbishments of the Company’s senior housing communities of $20.3 million.

Financing Activities

The net cash used in financing activities for the year ended December 31, 2020 primarily results from proceeds from notes payable of $7.6 million, repayments of notes payable of $23.1 million, and payments on financing obligations of $0.4 million. The net cash used in financing activities for fiscal year 2019 primarily results from notes payable proceeds of $37.5 million, of which approximately $31.5 million resulted from mortgage debt refinancings and supplemental mortgage debt financings and the remaining $6.0 million related to insurance premium financing, which was offset by repayments of notes payable of $95.1 million, inclusive of $4.4 million in debt prepayment penalties, and deferred financing charges paid of $1.2 million and payments on financing leases and financing obligations of $1.5 million.

Debt Covenants

Certain of our debt agreements contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum debt service coverage ratios, in each case on a multi-community basis. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee, divided by the debt (principal and interest). Furthermore, our debt is secured by our communities and if an event of default has occurred under any of our debt, subject to cure provisions in certain instances, the respective lender would have the right to declare all the related outstanding amounts of indebtedness immediately due and payable, to foreclose on our mortgaged communities, and/or pursue other remedies available to such lender. We cannot provide assurance that we would be able to pay the debts if they became due upon acceleration following an event of default.

At December 31, 2020, we were not in compliance with certain financial covenants of our loan agreements with Fifth Third Bank covering two properties and BBVA covering three properties, which constitutes a default. As a result of default, these loans are callable. We are in active discussions with Fifth Third Bank and BBVA to resolve these defaults. However, we cannot give any assurance that a mutually agreeable resolution will be reached.

Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2020.

Impact of Inflation

To date, inflation has not had a significant impact on the Company. However, inflation could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurances that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation and the material weakness described below, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are ineffective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and the material weakness described below, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified a material weakness in our internal control over the financial reporting related to deficiencies in accounting for material non-recurring transactions. Specifically, our controls did not operate effectively to ensure certain account reconciliations and journal entries were reviewed at the appropriate level of precision. This control deficiency could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

Remediation Plan

We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2021.

ITEM 9B.	OTHER INFORMATION.

Fiscal 2021 Incentive and Retention Plan

On March 29, 2021, the Company’s Board of Directors approved an incentive and retention plan for fiscal year 2021 pursuant to which the Company’s named executive officers and certain other executive officers (each, a “Participant” and, collectively, the “Participants”) will have the opportunity to earn cash performance bonuses (the “Performance Bonuses”) and retention awards (the “Retention Awards”) for fiscal year 2021.

The targeted Performance Bonus for the Participants is equal to a percentage of their respective annual base salary for fiscal year 2021 as set forth in such Participant’s employment agreement with the Company. One-third of the targeted Performance Bonus is payable for each of the second, third and fourth quarters of fiscal year 2021 in the event the Company satisfies certain revenue and net operating income performance targets with respect to such quarter. Achievement of the threshold level of performance for each quarterly performance target (95% of the targeted level of performance) will result in 50% of the portion of the Performance Bonus subject to such performance target being earned by the Participant and achievement of the maximum level of performance for each quarterly performance target (105% of the targeted level of performance) will result in 150% of the portion of the Performance Bonus subject to such performance target being earned by the Participant. Payouts for performance between threshold, target and maximum levels will be interpolated.

With respect to the Retention Awards, each Participant will receive cash payments equal to 25%, 18.8% and 12.5% of their annual base salary for the first, second and third quarters of fiscal year 2021, respectively, subject to the Participant’s continued employment with the Company through the applicable payment dates for the Retention Awards (August 15, 2021 with respect to the first and second quarters of fiscal year 2021 and November 15, 2021 with respect to the third quarter of fiscal year 2021). If the Participant does not remain continuously employed with the Company through such dates, then the portion of the Retention Award subject to continuous employment as of such date will be forfeited, except that, if any Participant’s employment is terminated (i) by the Company without “Cause” (and other than due to the Participant’s death or “Disability”), or (ii) upon or following a “Change in Control” (each such term as defined in the Company’s equity incentive plan), in each case, prior to November 15, 2021, then the aggregate amount of the Retention Awards will be paid to such Participant.

Employment Agreement

The Company and David R. Brickman entered into an employment agreement, dated as of March 26, 2021 (the “Employment Agreement”), which terminates and replaces the previous employment agreement between the Company and Mr. Brickman.  The Employment Agreement provides that the Company will continue to employ Mr. Brickman on an at-will basis as the Company’s Senior Vice President, General Counsel and Secretary.  Mr. Brickman will receive an annual base salary of not less than $335,000 and will be eligible to receive an annual performance bonus targeted at not less than 50% of his base salary. Mr. Brickman will also be eligible to participate in all employee benefit programs that the Company makes available to its senior executives and to receive equity awards under the Company’s annual equity incentive award program in effect for the Company’s other senior executives, as determined by the Compensation Committee.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by the reference to the full text of the Employment Agreement, which is filed as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.*
ITEM 11.	EXECUTIVE COMPENSATION.*
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

*	Information required by Items 10, 11, 12, 13 and 14 will be set forth on Form 10-K/A, which will be filed with the SEC within 120 days after December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(5)	Financial Statements:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements” at page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits:

The following documents are filed as a part of this Annual Report on Form 10-K. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this Annual Report on Form 10-K have been omitted.

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

3.1.2

Second Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 14, 2020.)

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

10.15

Employment Agreement dated December 23, 2019, by and between Capital Senior Living Corporation and Carey P. Hendrickson (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2020.)

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

10.21

Employment Agreement, dated February 20, 2019, by and between Capital Senior Living, Inc. and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission on August 9, 2019.)

10.22

Employment Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.23

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

10.25

Amended and Restated Forbearance Agreement, dated as of April 3, 2020, by and among Ventas Realty, Limited Partnership, Ventas Amberleigh, LLC, Ventas Crown Pointe, LLC, Ventas Santa Barbara, LLC, Ventas West Shores, LLC, Ventas East Lansing, LLC, Ventas Raleigh, LLC, Capital Senior Management 2, Inc. and Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2020.)

Exhibit Number	Description

10.26

Forbearance Agreement, dated as of March 15, 2020, by and among Midwest Miracle Hills, LLC, Midwest Woodbridge, LLC, Midwest Ames, LLC, Midwest Prestwick, LLC, Midwest Village of Columbus, LLC, Midwest Windermere, LLC, Midwest 108th & Q, LLC, Midwest Van Dorn, LLC, HCRI Texas Properties, Ltd., 402 South Colonial Drive, LLC, 311 E. Hawkins Parkway, LLC, 2281 Country Club Drive, LLC, 5902 North Street, LLC, 750 North Collegiate Drive, LLC, 1011 E. Pecan Grove Road, LLC, 5550 Old Jacksonville Highway, LLC, 1329 Brown Street, LLC, 1818 Martin Drive, LLC, 901 Florsheim Drive, LLC, 504 North River Road, LLC, 6949 Main Street, LLC, 41 Springfield Avenue, LLC, Capital Midwest, LLC, Capital Texas S, LLC, Capital Spring Meadows, LLC and Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2020.)

10.27

Form of MBO Incentive Plan and Executive Retention Award (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2020.)

*10.28	Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman.

*10.29	Employment Agreement, dated as of December 9, 2020, by and between Capital Senior Living Corporation and Tiffany L. Dutton.

*10.30	Employment Agreement, dated as of February 18, 2020, by and between Capital Senior Living Corporation and Jeremy D. Falke.

*21.1	Subsidiaries of the Company

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Tiffany L. Dutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ KIMBERLY S. LODY
Kimberly S. Lody
President, Chief Executive Officer and Director

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Kimberly S. Lody and Tiffany L Dutton and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ KIMBERLY S. LODY	President,	March 31, 2021
Kimberly S. Lody	Chief Executive Officer (Principal
Executive Officer) and Director

/s/ TIFFANY L. DUTTON	Senior Vice President- Accounting and	March 31, 2021
Tiffany L. Dutton	Principal Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

/s/ MICHAEL W. REID	Chairman of the Board	March 31, 2021
Michael W. Reid

/s/ PHILIP A. BROOKS	Director	March 31, 2021
Philip A. Brooks

/s/ ED A. GRIER	Director	March 31, 2021
Ed A. Grier

/s/ E. RODNEY HORNBAKE	Director	March 31, 2021
E. Rodney Hornbake

/s/ JILL M. KRUEGER	Director	March 31, 2021
Jill M. Krueger

/s/ ROSS B. LEVIN	Director	March 31, 2021
Ross B. Levin

/s/ STEVEN T. PLOCHOCKI	Director	March 31, 2021
Steven T. Plochocki

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, has a working capital deficiency and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, the Company has not complied with certain covenants of loan agreements with banks. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 2. The 2020 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Evaluation of Property and Equipment, Net for Impairment

Description of the Matter

As of December 31, 2020, the Company’s consolidated balance sheet included property and equipment, net of $656 million. As more fully described in Note 3 to the consolidated financial statements, property and equipment, net are routinely evaluated for indicators of impairment. For property and equipment, net with indicators of impairment, the Company performs a recoverability test by comparing the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.

Auditing management’s evaluation of property and equipment, net for impairment was complex and involved a high degree of subjectivity due to the significant estimation required to determine future undiscounted cash flows and fair values of long-lived asset groups where indicators of impairment were determined to be present. In particular, the future cash flows and fair value estimates were sensitive to significant assumptions including the estimation of capitalization rates and projection of revenue and expense growth rates, which are affected by expectations about future market or economic conditions including the effects of the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

Our testing of the Company’s evaluation of long-lived asset groups for impairment included, among other procedures, assessing the methodologies used to estimate future cash flows and fair values, testing the significant assumptions used to develop the estimates of future cash flows and fair values, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the company’s business and other relevant factors would affect the significant assumptions. The evaluation of the Company’s methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company’s estimates and performed a sensitivity analysis of the significant assumptions to evaluate the changes in the undiscounted future cash flows and fair values of the long-lived asset groups that would result from changes in the key assumptions. We also assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

March 31, 2021

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,885	$23,975
Restricted cash	4,982	13,088
Accounts receivable, net	5,820	8,143
Federal and state income taxes receivable	76	72
Property tax and insurance deposits	7,637	12,627
Prepaid expenses and other	7,028	5,308
Total current assets	43,428	63,213
Property and equipment, net	655,731	969,211
Operating lease right-of-use assets, net	536	224,523
Deferred taxes, net	—	76
Other assets, net	3,138	10,673
Total assets	$702,833	$1,267,696
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,967	$10,382
Accrued expenses	48,515	46,227
Current portion of notes payable, net of deferred loan costs	304,164	15,819
Current portion of deferred income	3,984	7,201
Current portion of financing obligations	—	1,741
Current portion of lease liabilities	421	45,988
Federal and state income taxes payable	249	420
Customer deposits	822	1,247
Total current liabilities	373,122	129,025
Financing obligations, net of current portion	—	9,688
Lease liabilities, net of current portion	533	208,967
Other long-term liabilities	3,714	—
Notes payable, net of deferred loan costs and current portion	604,729	905,637
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value:	—	—
Authorized shares — 1,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares — 4,333; issued and outstanding shares 2,084 and 2,096 in 2020 and 2019, respectively (1)	21	319
Additional paid-in capital	188,978	190,386
Retained deficit	(468,264)	(172,896)
Treasury stock, at cost — 0 and 33 shares in 2020 and 2019, respectively (1)	—	(3,430)
Total shareholders’ equity (deficit)	(279,265)	14,379
Total liabilities and shareholders’ equity (deficit)	$702,833	$1,267,696

(1)	Prior period share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 3- Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenues:
Resident revenue	$357,122	$447,100	$460,018
Management fees	1,800	—	—
Community reimbursement revenue	24,942	—	—
Total revenues	$383,864	$447,100	$460,018
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	254,630	310,551	297,651
General and administrative expenses	27,904	27,518	26,961
Facility lease expense	28,109	57,021	56,551
Stock-based compensation expense	1,724	2,509	8,428
Depreciation and amortization expense	60,302	64,190	62,824
Long-lived asset impairment	41,843	3,004	—
Community reimbursement expense	24,942	—	—
Total expenses	439,454	464,793	452,415
Other income (expense):
Interest income	193	221	165
Interest expense	(44,564)	(49,802)	(50,543)
Write-off of deferred loan costs and prepayment premiums	—	(4,843)	(12,623)
Gain on facility lease modification and termination, net	10,659	—	—
Gain (loss) on disposition of assets, net	(205,476)	36,528	28
Other income (expense)	(201)	7	3
Loss before benefit (provision) for income taxes	(294,979)	(35,582)	(55,367)
Benefit (provision) for income taxes	(389)	(448)	1,771
Net loss	$(295,368)	$(36,030)	$(53,596)
Per share data:
Basic net loss per share (1)	$(144.08)	$(17.87)	$(26.97)
Diluted net loss per share (1)	$(144.08)	$(17.87)	$(26.97)
Weighted average shares outstanding — basic (1)	2,050	2,016	1,987
Weighted average shares outstanding — diluted (1)	2,050	2,016	1,987
Comprehensive loss	$(295,368)	$(36,030)	$(53,596)

(1)	Prior period results have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 3- Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares (1)	Amount	Capital	Deficit	Stock	Total
	(In thousands)
Balance at January 1, 2018	2,034	310	179,459	(95,906)	(3,430)	80,433
Restricted stock awards	51	8	(8)	—	—	—
Stock-based compensation	—	—	8,428	—	—	8,428
Net loss	—	—	—	(53,596)	—	(53,596)
Balance at December 31, 2018	2,085	318	187,879	(149,502)	(3,430)	35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards	11	1	(2)	—	—	(1)
Stock-based compensation	—	—	2,509	—	—	2,509
Net loss	—	—	—	(36,030)	—	(36,030)
Balance at December 31, 2019	2,096	319	190,386	(172,896)	(3,430)	14,379
Reverse stock split	—	(298)	298	—	—	—
Retirement of treasury stock	—	—	(3,430)	—	3,430	—
Restricted stock awards	(12)	—	—	—	—	—
Stock-based compensation	—	—	1,724	—	—	1,724
Net loss	—	—	—	(295,368)	—	(295,368)
Balance at December 31, 2020	2,084	$21	$188,978	$(468,264)	$—	$(279,265)

(1)	Prior period results have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 3- Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities
Net loss	$(295,368)	$(36,030)	$(53,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,302	64,190	62,824
Amortization of deferred financing charges	1,720	1,612	1,709
Amortization of deferred lease costs and lease intangibles, net	—	—	849
Amortization of lease incentives	—	—	(2,074)
Deferred income	(1,450)	1,078	(1,391)
Deferred taxes	76	157	(2,245)
Operating lease expense adjustment	(23,899)	(5,243)	—
Lease incentives	—	—	3,376
Gain on facility lease modification and termination, net	(10,659)	—	—
Write-off of deferred loan costs and prepayment premiums	—	4,843	12,623
Loss (gain) on disposition of assets, net	205,477	(36,528)	(28)
Long-lived asset impairment	41,843	3,004	—
Provision for bad debts	2,883	3,765	2,990
Stock-based compensation expense	1,724	2,509	8,428
Changes in operating assets and liabilities:
Accounts receivable	(1,021)	(1,326)	(3,173)
Property tax and insurance deposits	2,316	545	1,213
Prepaid expenses and other	(1,887)	(1,013)	1,100
Other assets	(2,358)	(500)	1,350
Accounts payable	6,124	(715)	1,294
Accrued expenses	7,279	4,343	1,129
Federal and state income taxes receivable/payable	(175)	14	23
Deferred resident revenue	443	579	561
Customer deposits	(163)	(55)	(92)
Net cash provided by (used in) operating activities	(6,793)	5,229	36,870
Investing Activities
Capital expenditures	(15,634)	(20,306)	(21,965)
Proceeds from disposition of assets	24,148	68,084	57
Net cash provided by (used in) investing activities	8,514	47,778	(21,908)
Financing Activities
Proceeds from notes payable	7,640	37,499	208,841
Repayments of notes payable	(23,137)	(95,077)	(204,093)
Cash payments for financing lease and financing obligations	(375)	(1,516)	(3,151)
Deferred financing charges paid	(45)	(1,170)	(3,263)
Net cash provided by (used in) financing activities	(15,917)	(60,264)	(1,666)
Increase (decrease) in cash and cash equivalents	(14,196)	(7,257)	13,296
Cash and cash equivalents and restricted cash at beginning of year	37,063	44,320	31,024
Cash and cash equivalents and restricted cash at end of year	$22,867	$37,063	$44,320
Supplemental Disclosures
Cash paid during the year for:
Interest	$33,029	$47,614	$49,225
Lease modification and termination	$6,791	-	-
Income taxes	$513	$505	$555

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2020, the Company operated 101 senior housing communities in 22 states with an aggregate capacity of approximately 13,000 residents, including 60 senior housing communities which the Company owned, 17 properties that were in the process of transitioning legal ownership back to Fannie Mae, 12 senior housing communities that the Company leased and 12 communities that the Company managed on behalf of third parties. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2. Going Concern Uncertainty

The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted, and likely will continue to disrupt for some period, the nation’s economy, the senior living industry, and the Company’s business.

In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to recent quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company has restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  Reduced controllable move-out activity during the COVID-19 pandemic may partially offset future adverse revenue impacts.

In addition, the outbreak of COVID-19 has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services. Further, residents at certain of its senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents and resulted in reduced occupancies at such communities.  During the year ended December 31, 2020, the Company had incurred $9.4 million in COVID-19 related costs since the onset of the pandemic.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $72.5 million of debt maturing and $16.8 million debt service payments due in the next 12 months, (3) recurring operating losses and projected operating losses for fiscal periods through March 31, 2022, (4) the Company’s working capital deficiency and (5) noncompliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties and BBVA, USA (“BBVA”) covering three properties at December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2020 financial statements are issued.

The Company has implemented plans as discussed below, which includes strategic and cash-preservation initiatives, designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-

month period following the date its fiscal year 2020 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are (1) expected to be cash from operations that will be used in operations and debt forbearance, and (2) refinancings and extensions to the extent available on acceptable terms.

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

•

In the first quarter of 2019, the Company implemented a three-year operational improvement plan which began to show improved operating results during 2020, prior to the onset of the COVID-19 pandemic, and is expected to continue to drive incremental profitability improvements.

•

The Company is in active discussions with Fifth Third Bank and BBVA to resolve its noncompliance with financial covenants at December 31, 2020 for debt totaling $72.5 million, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of the default, these loans are callable.

•	The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
•

The Company has exited all master lease agreements in order to strengthen the Company’s balance sheet and allow the Company to strategically invest in certain existing communities (see “Note 5- Dispositions and Other Significant Transactions”).

•

In November 2020, the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. The Company recorded a $2.0 million gain on the sale of the property, which is included in gain (loss) on disposition of assets, net in the year ended December 31, 2020. In November 2020, the Company entered into a management agreement with the successor owner to manage the senior living community, subject to a management fee based on the gross revenues of the property.

•

In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders (see “Note 9- Notes Payable”). In October 2020, the Company entered into an additional short-term forbearance agreement with Protective Life Insurance Company.

•

In November 2020, the Company accepted $8.1 million of Phase 2 Provider Relief funds under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), which are intended to reimburse the Company for COVID-19 related costs and lost revenue. The $8.1 million Phase 2 Provider Relief Funds have been recorded as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. The Company received an additional $8.7 million in the first quarter of 2021, subsequent to year-end under the CARES Act Phase 3 and expects to fully recognize Phase 3 funds in 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act.  In addition, the Company received approximately $1.9 million in relief from state agencies during the year ended December 31, 2020 under the CARES Act and has applied for additional federal and state funding.

•

The Company has elected to utilize the CARES Act payroll tax deferral program and delayed payment of a portion of payroll taxes incurred from April 2020 through December 2020.  One-half of the deferral amount will become due on each of December 31, 2021 and December 31, 2022. At December 31, 2020, the Company had deferred $7.4 million in payroll taxes, of which, $3.7 million is included in accrued expenses and $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.

•

In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. In conjunction with the agreement, the Company discontinued recognizing revenues and expenses on the properties as of August 1, 2020, but continues to manage the communities on behalf of Fannie Mae.  The Company earns a management fee for providing such services.  As a result of events of default and the appointment of a receiver to take possession of the communities, the Company concluded that, in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets” a $199.6 million loss should be taken due to the derecognition of the assets as a result of the loss of control of the assets, which occurred during the year ended December 31, 2020.  See “Note 9- Notes Payable.”  Once legal ownership of the properties transfer to Fannie Mae and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.”  At December 31, 2020, the Company included $218.4 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $8.7 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

•	The Company is evaluating possible debt and capital options.

The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2020 financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, if at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the Company’s fiscal year 2020 financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the Company’s fiscal year 2020 financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of deposits required by certain counterparties as collateral pursuant to letters of credit. The deposit must remain so long as the letter of credit is outstanding which is subject to renewal annually.

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$17,885	$23,975
Restricted cash	4,982	13,088
	$22,867	$37,063

Long-Lived Assets and Impairment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors, such as net operating losses, along with external factors relating to each asset, including contract changes, local market developments and other publicly available information to determine whether impairment indicators exist.

If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value.

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

During the year ended December 31, 2019, the Company determined a remeasurement write down of approximately $2.3 million was required to adjust the carrying value of a community classified as held for sale to its fair value, net of cost of disposal, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  The community was sold prior to December 31, 2019.  The Company did not recognize any expense related to assets held for sale during the year ended December 31, 2020. The fair values are generally determined based on market rates, industry trends, and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.  There were no senior housing communities classified as held for sale by the Company at December 31, 2020 or 2019.

    Advertising Costs

    The Company expenses advertising costs as incurred. Advertising expense was approximately $1.9 million, $3.9 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2020 or 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES Act) was enacted which contained beneficial provisions to the Company, including the deferral of certain employer payroll taxes and the acceleration of the alternative minimum tax credit refunds. Additionally, on December 27, 2020, the Consolidated Appropriations Act was enacted providing that electing real property trades or business electing out of Section 163(j)(7)(B) will apply a 30 year ADS life to residential real property place in service before January 1, 2018. This property had historically been assigned a 40 year ADS life under the TCJA. The effects were reflected in the tax provision for the year ended December 31, 2020 through an adjustment to deferred temporary differences.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $350.6 million and $440.1 million, respectively, for the fiscal years ended December 31, 2020 and 2019. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.3 million and $4.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019. Deferred fees paid by our residents recognized into revenue during fiscal years 2020 and 2019 totaled approximately $4.3 million and $4.5 million, respectively, and were recognized as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears.

The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community, which covers the cost of application processing, transition assistance provided to residents and their families, move-in preparations and new resident services.  Community fees are recognized as a component of resident revenue over the twelve-month life of the resident contract.

Revenues from the Medicaid program accounted for approximately 6.4% of the Company’s revenue in fiscal year 2020, 5.9% of the Company’s revenue in fiscal year 2019, and 5.4% of the Company’s revenue in fiscal year 2018. During fiscal years 2020, 2019, and 2018, 41 , 41, and 40, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal years 2020, 2019, or 2018.

Laws and regulations governing the Medicaid program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our Consolidated Financial Statements. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicaid program.

During the year ended December 31, 2020, the Company entered into management agreements whereby it manages certain communities on behalf of one of its former landlords under a contract that provides for periodic management fee payments to the Company and reimbursement for costs and expenses related to such communities. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The related costs are included in “community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  The Company recognized revenue from management fees of $1.8 million during the year ended December 31, 2020, with no comparable amount in 2019.  The Company recognized revenue from reimbursed costs incurred on behalf of managed communities of $24.9 million during the year ended December 31, 2020, with no comparable amount in 2019.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.1 million and $8.6 million at December 31, 2020 and 2019, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Lease Accounting

Effective January 1, 2019, the Company adopted the new lease standard provisions of ASC 842. Due to the adoption of ASC 842, the unamortized balances of lease acquisition costs and lease incentives were reclassified as a component of the respective operating lease right-of-use asset. Additionally, the unamortized balance of deferred gains associated with sale leaseback transactions totaling approximately $10.0 million was written-off to retained deficit on that date of adoption.

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

Financing lease right-of-use assets are recognized within property and equipment, net on the Company’s Consolidated Balance Sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

Modifications to existing lease agreements, including changes to the lease term or payment amounts, are reviewed to determine whether they result in a separate contract. For modifications that do not result in a separate contract, management reviews the lease classification and re-measures the related right-of-use assets and liabilities at the effective date of the modification.

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. The Company’s management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2020; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

On December 9, 2020, the Company’s Board of Directors approved and effected a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-15. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares.  All share amounts for the years ended December 31, 2019 and 2018 have been recast to give effect to the 1-for-15 Reverse Stock Split.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(295,368)	$(36,030)	$(53,596)
Net loss allocated to unvested restricted shares	—	—	—
Undistributed net loss allocated to common shares	$(295,368)	$(36,030)	$(53,596)
Weighted average shares outstanding — basic	2,050	2,016	1,987
Effects of dilutive securities:
Employee equity compensation plans	—	—	—
Weighted average shares outstanding — diluted	2,050	2,016	1,987
Basic net loss per share	$(144.08)	$(17.87)	$(26.97)
Diluted net loss per share	$(144.08)	$(17.87)	$(26.97)

Awards of unvested restricted stock representing approximately 33.5 thousand, 73.3 thousand, and 86.7 thousand shares were outstanding for the fiscal years ended December 31, 2020, 2019, and 2018, respectively, and are antidilutive as adjusted for the Reverse Stock Split.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity until it is canceled. There were no repurchases of the Company’s common stock during fiscal years 2020 or 2019. In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury stock to available for issuance and recorded a reduction to additional paid in capital of $3.4 million.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 14, 2019, the Company’s stockholders approved the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Plan”), which replaced the previous plan. The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 150,000 shares of common stock plus reserved shares not issued or subject to outstanding awards under the previous plan, as adjusted for the Reverse Stock Split, and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan.  Effective March 26, 2019, the 2007 Plan was terminated and no additional awards will be granted under that plan.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”). The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update.

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

During the third quarter of 2020, the Company recorded non-cash impairment charges of $1.3 million and $1.1 million to operating lease right-of-use assets, net and property and equipment, net, respectively, due to a change in the useful life of 15 of its communities, all of which transferred to new operators during the fourth quarter of 2020. Due to the changes in useful lives, the Company concluded the assets related to those properties had indicators of impairment and the carrying values were not fully recoverable. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. In addition, during the third quarter of 2020, the Company recorded a non-cash impairment charge of $0.8 million to property and equipment, net of one owned community. The fair value of the property and equipment, net of this community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.

At December 31, 2020, the Company reviewed the carrying value of its property and equipment and determined that impairment indicators existed for one of its properties due to the challenged occupancy at the property driven by the impact of COVID-19.  The fair value of the property and equipment, net of this community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. The Company compared the carrying value of the community’s assets to the anticipated undiscounted cash flows and determined that the carrying value was not recoverable. The Company determined the fair value of the fixed assets using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions, and recorded a $2.6 million impairment to property and equipment, net in the fourth quarter of 2020.

In total, the Company recognized non-cash impairment charges of property and equipment, net and operating lease right of use assets of $34.3 million and $7.5 million, respectively, for the year ended December 31, 2020.

During the year ended December 31, 2019. The Company recorded impairment charges of $1.6 million and $1.4 million related to fixed assets and operating lease right of use assets, respectively, due to a change in the useful life of its community located in Boca Raton, Florida, which transferred to a new operator in the first quarter of 2020.  Due to the change in useful life, the Company concluded the assets related to that property were not recoverable.  During the year ended December 31, 2020 and 2019, for long-lived assets where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the long-lived assets noted above.

5. Dispositions and Other Significant Transactions

Disposition of Boca Raton, Florida Community

Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded an approximate $1.8 million gain on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

Disposition of Merrillville, Indiana Community

Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.  The community was comprised of 171 assisted living units and 42 memory care units.

Disposition of Canton, Ohio Community

On November 24, 2020 the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. The Company recorded a $2.0 million gain on the sale of the property, which is included in gain (loss) on disposition of assets, net in the year ended December 31, 2020. In November 2020, the Company entered into a management agreement with the successor owner to manage the senior living community, pursuant to which the Company receives a management fee based on the gross revenues of the property.

Early Termination of Master Lease Agreements

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts.  During 2020, the Company exited all master lease agreements with its landlords (as further described below) and after giving effect to such transactions, as of December 31, 2020, the Company leased 12 senior living communities. All 12 remaining leases were subsequently converted to management agreements as of January 1, 2021. See “Note 18- Subsequent Events.”

Ventas

As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was previously scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Master Lease Agreement terminated on December 31, 2020.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company’s Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”

Under the terms of the Master Lease Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Ventas on January 1, 2021. See “Note 18- Subsequent Events.”

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were previously scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provided that the Company was not required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the second quarter of 2020.  The Welltower Agreement provided that Welltower could terminate the agreement, with respect to any or all communities upon 30 days’ notice, but no later than December 31, 2020. Upon termination, Welltower could elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. The Welltower Agreement also provided that the Company was not obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and that Welltower would reimburse the Company for certain specified capital expenditures.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease terms pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company’s Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”

During the third quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  During the fourth quarter 2020, Welltower elected to terminate the Welltower Agreement with respect to 14 communities. The Company recorded a loss on the transaction of $0.7 million, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

The Master Lease Agreements with respect to the remaining leased properties terminated on December 31, 2020, and Welltower elected to enter into a property management agreement with the Company as manager for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Welltower on January 1, 2021. See “Note 18- Subsequent Events.”

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a Real Estate Investment Trust Investment Diversification and Empowerment Act structure (a “RIDEA structure”) pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee based on the gross revenues at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for year ended December 31, 2020.

On May 20, 2020, the Company entered into an additional agreement with Healthpeak, effective April 1, 2020 until the end of the lease term.  Pursuant to such agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At December 31, 2020, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and did not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.

Effective November 1, 2020, upon the expiration of the Master Lease agreement, the Company entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities. In December 2020, Healthpeak sold two of the properties and in January 2021, subsequent to year-end, Healthpeak sold one additional property and terminated all agreements related to those three properties. See “Note 18- Subsequent Events.”

Transactions Involving Certain Fannie Mae Loans

As further described in “Note 9- Notes Payable,” As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  Management fees earned from the properties are recognized as revenue when earned.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.  As such, the Company derecognized the assets and recorded a loss of $199.6 million on the transaction for the year ended December 31, 2020. Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities have been extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, which is expected to occur in 2021.  For the year ended December 31, 2020, the Company included $218.4 million in outstanding debt and $8.7 million of accrued interest on the Company’s Consolidated Balance Sheets related to these properties, including in current portion of notes payable, net of deferred loan costs and accrued expenses, respectively. In the fourth quarter 2020, one property completed the transition to a successor operator, although the legal ownership has not yet transferred back to Fannie Mae for this community. At December 31, 2020, the Company continued to manage 17 communities on behalf of Fannie Mae. In the first quarter 2021, subsequent to year-end, management of multiple properties transitioned to a successor operator, and the legal ownership of four properties was transferred to Fannie Mae.  See “Note 18 Subsequent Events.”

Disposition of Springfield, Missouri and Peoria, Illinois Communities

Effective October 1, 2019, the Company sold two communities located in Springfield, Missouri and Peoria, Illinois, for $64.8 million. The properties were sold in order to monetize assets deemed at peak performance and resulted in net proceeds to the Company of approximately $14.8 million. The Company recognized a gain of $38.8 million on the disposition of the two communities, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019.

Disposition of Kokomo, Indiana Community

Effective May 1, 2019, the Company closed on the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 96 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell, which was included in Gain (loss) on disposition of assets, net, on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019.

6.	Property and Equipment

As of December 31, 2020 and 2019, property and equipment, net and leasehold improvements, which include assets under financing leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2020	2019
Land		$46,896	$66,764
Land improvements	5 to 20 years	19,345	25,718
Buildings and building improvements	10 to 40 years	803,434	1,096,386
Furniture and equipment	5 to 10 years	48,694	65,828
Automobiles	5 to 7 years	2,824	5,947
Assets under financing leases and leasehold improvements	(1)	10,576	95,281
Construction in progress	NA	581	1,491
		932,350	1,357,415
Less accumulated depreciation and amortization		(276,619)	(388,204)
Property and equipment, net		$655,731	$969,211

(1)

Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under financing leases and leasehold improvements include $0.4 million and $0.6 million of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2020 and 2019, respectively.  Refer to “Note 17- Leases” for further information on the Company’s financing leases.

At December 31, 2020 and 2019, furniture and equipment included $4.2 million and $4.1 million of capitalized computer software development costs of which $3.4 million and $3.3 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization.  At December 31, 2020 and 2019, property and equipment, net included $0.5 million and $2.0 million, respectively, of capital expenditures which had been incurred but not yet paid.

During the year ended December 31, 2020 and 2019, the Company recognized non-cash impairment of property and equipment charges of $34.3 million and $3.0 million.  See “Note 4- Impairment of Long-Lived assets.”

In July 2020, the Company initiated a process which is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. As a result of events of default and the appointment of a receiver to take possession of the communities, the Company disposed of all long-lived assets for those respective properties. See “Note 9- Notes Payable.”

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Security and other deposits	2,525	9,915
Other	613	758
	$3,138	$10,673

In conjunction with the Healthpeak Agreement and the Ventas Agreement, the Company released $2.6 million and $4.1 million in security and other deposits to Healthpeak and Ventas, respectively.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries, bonuses and related expenses	$11,170	$14,733
Accrued property taxes	9,122	15,186
Accrued interest	13,594	3,617
Accrued health claims and workers compensation	4,728	5,281
Accrued professional fees	2,599	1,265
Other	7,302	6,145
	$48,515	$46,227

9.	Notes Payable

Notes payable consists of the following (in thousands):

	Weighted average		Notes Payable December 31,
Lender	interest rate	Maturity Date	2020	2019
Fixed mortgage notes payable	4.67	2021 to 2031	$787,029	$804,210
Variable mortgage notes	3.36	2021 to 2029	122,742	122,260
Notes payable - insurance	4.60	2021	3,887	3,615
Notes payable - other	4.85	2021 to 2023	2,121	—
			$915,779	$930,085
Deferred financing costs, net			6,886	8,629
Total long-term debt			$908,893	$921,456
Less current portion			304,164	15,819
Total long-term debt, less current portion			$604,729	$905,637

77 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

The aggregate scheduled maturities of notes payable at December 31, 2020 are as follows (in thousands):

2021 (1)	$304,164
2022	48,499
2023	24,863
2024	152,363
2025	108,185
Thereafter	277,705
$915,779

(1)

At December 31, 2020, the Company included $218.4 million in outstanding debt in the current portion of notes payable, net of deferred loan costs for Fannie Mae as a result of the events of default as discussed below.

Notes Payable

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2020 and 2019, these communities carried a total net book value of approximately $878.9 million and $898.0 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $909.8 million and $926.5 million, respectively.

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

On July 8, 2020, the Company entered into forbearance extension agreements with Fannie Mae, which provided for a one-month extension of the forbearance agreements between it and Fannie Mae covering 23 properties.   The forbearance extension agreements extended the forbearance period until July 31, 2020, and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  By July 31, 2020, the Company was required to repay to Fannie Mae the deferred payments, less payments made during the forbearance period.

On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.9 million on the loans for the remaining 18 properties as of that date as the Company initiated a process that is intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

As a result of the default, Fannie Mae filed a motion with the United States District Court requesting that a receiver be appointed over the 18 properties, which was approved by the court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until legal ownership of the properties is transferred to Fannie Mae.  Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order.  As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.  As such, the Company derecognized the assets and recorded a loss of $199.6 million on the transaction, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020.  Once legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities have been extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470.  At December 31, 2020, the Company included $218.4 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $8.7 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.

BBVA Loan and Respective Debt Forbearance Agreement

The Company also entered into a loan amendment with another lender, BBVA, USA, related to a loan covering three properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to principal and due in June 2021.  At December 31, 2020, the Company had deferred payments of $0.9 million related to the BBVA loan, which were included in the current portion of notes payable, net of deferred loan costs on the Company’s Consolidated Balance Sheets.

Debt Forbearance Agreement on HUD Loan

The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one property pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to the regularly scheduled payments in equal installments for one year following the forbearance period.  At December 31, 2020, the Company had deferred payments of $0.1 million related to the ORIX loan, which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements

On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans covering ten properties.  These amendments allow the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021. In the fourth quarter of 2020, the Company entered into amendments to its loan agreements with Protective Life Insurance Company, which allow the Company to defer principal and interest payments for October, November, and December 2020, and to continue to defer principal payments through September 30, 2021. All deferred amounts are being added to principal due at maturity in either 2025, 2026 or 2031, depending upon the loan.  At December 31, 2020, the Company had deferred payments of $4.4 million related to the Protective Life loans, of which $2.2 million was included in accrued expenses in the Company’s Consolidated Balance Sheets.  The remaining $2.2 million of which were included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Fifth Third Bank Loan

On December 23, 2019, the Company obtained $31.5 million of mortgage debt from Fifth Third Bank on its senior housing communities.  The mortgage loan is interest only and has a two-year term and an initial variable interest rate of LIBOR plus 3.25%.  The Company incurred approximately $0.6 million in deferred financing costs related to this loan, which are being amortized over the term of the loan.  On the same date, the Company amended and repaid $24.5 million in principal of the interest-only mortgage loan with BBVA USA as discussed above. As a result of the amendment, BBVA released the assets from collateral of the mortgage and extended the maturity date from July 11, 2020 to December 10, 2021.  The amended mortgage has an interest-only variable rate of LIBOR plus 4.5%.

Other Debt Related Transactions

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

In December 2020, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.8 million. The finance agreement has a fixed interest rate of 4.60% with the principal being repaid over a 10-month term.

On May 20, 2020, the Company entered into an agreement with Healthpeak (the “Healthpeak Forbearance”), effective from April 1, 2020 through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At December 31, 2020, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  See “Note 5- Dispositions and Other Significant Transactions.”

Deferred Financing Charges

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At December 31, 2020 and 2019, the Company had gross deferred loan costs of approximately $14.0 million and $14.3 million, respectively. Accumulated amortization was approximately $7.1 million and $5.7 million at December 31, 2020 and 2019, respectively.

Debt Covenant Compliance

Pursuant to the forbearance agreements described above under “Transactions Involving Certain Fannie Mae Loans,” the Company withheld loan payments due under loan agreements with Fannie Mae covering certain of the Company’s communities for the months of April through December 2020.  Additionally, the Company was not in compliance with a certain financial covenant of its loan agreement with Fifth Third Bank, on the Company’s Autumn Glen and Cottonwood Village properties, as of December 31, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. As a result of default, the loan has become callable.  The Company is in active discussions with Fifth Third Bank to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at December 31, 2020.

The Company was not in compliance with a certain financial covenant of its loan agreement with BBVA covering three properties as of December 31, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default.  As a result of default, the loan has become callable.  The Company is in active discussions with BBVA to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $41.0 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at December 31, 2020.

Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2020.

Letters of Credit

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.  On August 27, 2020, the available letters of credit were increased to $4.0 million, all of which remained outstanding as of December 31, 2020.

The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements which remained outstanding at December 31, 2020.

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

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s Board of Directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2020 and 2019.

Reverse Stock Split

On December 9, 2020, the Company’s Board of Directors approved and effected a Reverse Stock Split of the Company’s common stock at a ratio of 1-for-15. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares.  All share amounts for the years ended December 31, 2019 and 2018 have been recast to give effect to the 1-for15 Reverse Stock Split.

Share Repurchases

On January 22, 2009, the Company’s Board of Directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock, as adjusted for the Reverse Stock Split. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal year 2009, the Company purchased 23,320 shares, as adjusted for the Reverse Stock Split, at an average cost of $40.05 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during fiscal year 2016, the Company purchased 9,621 shares, as adjusted for the Reverse Stock Split, of its common stock at an average cost of $259.35 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. There were no repurchases of the Company’s common stock during fiscal years 2020 or 2019.

In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury shares outstanding and recorded an entry to reduce additional paid in capital for $3.4 million.

11.	Stock-Based Compensation

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 14, 2019, the Company’s stockholders approved the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Plan”), which replaced the previous plan. The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 150,000 shares of common stock, as adjusted for the Reverse Stock Split, plus reserved shares not issued or subject to outstanding awards under the previous plan, and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan. Effective March 26, 2019, the 2007 Plan was terminated and no additional awards will be granted under that plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

There were no stock options granted during the year ended December 31, 2020.

The fair value of the 2019 stock options was estimated using the Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. The fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, 2019
Expected volatility	37.0%
Expected dividend yield	0.0%
Expected term in years	6.0
Risk free rate	2.55%
Expected forfeiture rate	0.0%

The options outstanding at December 31, 2020 and 2019 had no intrinsic value, a weighted-average remaining contractual life of 8.0 years, and a weighted-average exercise price of $111.90, as adjusted for the Reverse Stock Split.  None of the options outstanding at December 31, 2019 were exercisable.  No stock options were outstanding at December 31, 2018 as all outstanding options had fully vested and have been exercised or forfeited.

A summary of the Company’s stock option transactions for the years ended December 31, 2020, 2019, and 2018 is as follows, as adjusted for the Reverse Stock Split:

	Outstanding Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2020
Shares	9,816	—	—	—	9,816	3,272
Weighted average price	$111.90	$—	$—	—	$111.90	$111.90
December 31, 2019
Shares (1)	—	9,816	—	—	9,816	—
Weighted average price	$—	$111.90	$—	—	$111.90	$—
December 31, 2018
Shares (1)	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—

(1)	Prior period share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 3- Summary of Significant Accounting Policies.

At December 31, 2020, there was approximately $0.1 million of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 1.0 years. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $0.1 million and $0.1 million in the year ended December 31, 2020 and 2019, respectively.  No expense was recorded related to stock options in 2018.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2020, 2019, and 2018, as adjusted for the Reverse Stock Split, is presented below:

	Outstanding Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2020
Shares	72,623	—	(20,388)	(18,731)	33,504
December 31, 2019
Shares (1)	89,677	44,144	(28,304)	(32,894)	72,623
December 31, 2018
Shares (1)	64,299	55,386	(25,793)	(4,215)	89,677

(1)	Prior period share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 3- Summary of Significant Accounting Policies.

The restricted stock outstanding at December 31, 2020, 2019, and 2018, had an aggregate intrinsic value of $0.4 million, $3.4 million, and $9.1 million, respectively.

During fiscal year 2020, the Company did not award any shares of restricted common stock.

During fiscal year 2019, the Company awarded 44,144 shares of restricted common stock, as adjusted for the Reverse Stock Split, to certain employees and directors of the Company, of which 21,694 shares, as adjusted for the Reverse Stock Split, were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $67.50, as adjusted for the Reverse Stock Split. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $3.0 million on the date of grant. Additionally, during fiscal year 2019, the Company awarded 3,990 restricted stock units, as adjusted for the Reverse Stock Split, to certain directors of the Company with average market value of $56.40 on the date of grant, as adjusted for the Reverse Stock Split. These awards of restricted units vest over a one-year period and had an intrinsic value of approximately $0.2 million on the date of grant.

Stock Based Compensation

The Company uses the Monte-Carlo simulation model to determine the fair value of performance awards which include market-based vesting conditions. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. In accordance with the Company’s long-term incentive compensation plan, the Company granted zero and 21,694 shares of restricted common stock, as adjusted for the Reverse Stock Split, with performance and market-based vesting conditions to certain employees of the Company during the year ended December 31, 2020 and 2019, respectively. These performance awards are subject to a market-based condition that may increase or decrease the number of shares vested if the Company’s 2021 Total Stockholder Return (“TSR”) exceeds or falls below certain achievement level parameters when ranked against the Company’s designated Peer Group. These restricted performance shares vest over a three-year period based on the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Rent (“EBITDAR”) financial performance target set by the Company’s compensation committee for the fiscal year ending December 31, 2021. The number of shares of restricted common stock ultimately issued will be prorated between performance level targets achieved.

The Company recognized $1.7 million, $2.5 million, and $8.4 million in stock-based compensation expense during fiscal years 2020, 2019, and 2018, respectively, which primarily is associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense is $0.9 million at December 31, 2020. The Company expects stock-based compensation expense to be recognized over a one to three-year period for performance restricted stock awards and a one to four-year period for nonperformance-based restricted stock awards and units.

12.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$3	$(71)	$(152)
State	386	443	474
Deferred:
Federal	—	76	(2,093)
State	—	—	—
(Benefit) Provision for income taxes	$389	$448	$(1,771)

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rates	$(61,946)	$(7,472)	$(11,627)
State income tax benefit, net of federal effects	(7,592)	(548)	(665)
Change in deferred tax asset valuation allowance	69,139	7,478	9,543
Other	788	990	978
(Benefit) Provision for income taxes	$389	$448	$(1,771)

The effective tax rate for fiscal year 2020 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2020 other permanent tax differences include $0.4 million of stock compensation shortfalls and $0.3 million of Section 162(m) compensation limitation. The valuation allowance recorded as of fiscal year 2020 was $119.8 million, which had increased from the prior year by $69.1 million due to current year activity.

The effective tax rate for fiscal year 2019 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2019 other permanent tax differences include $0.7 million of stock compensation shortfalls and $0.4 million of Section 162(m) compensation limitation. The valuation allowance recorded as of December 31, 2019 was $50.7 million, which was an increase from the prior year of $4.4 million. Of the $4.4 million adjustment to the valuation allowance during fiscal year 2019, a $3.0 million decrease in the valuation allowance was the result of retained earnings impact related to the adoption of ASC 842 and a $7.4 million increase to the valuation allowance was current year activity.

The effective tax rate for fiscal year 2018 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The fiscal year 2018 other permanent tax differences include $0.5 million of stock compensation shortfalls and $0.3 million of Section 162(m) compensation limitation.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Lease liabilities	$200	$62,166
Net operating loss carryforward	66,369	34,284
Compensation costs	2,888	2,134
Depreciation and amortization	42,999	3,525
Other	8,338	2,991
Total deferred tax assets	120,794	105,100
Deferred tax asset valuation allowance	(119,838)	(50,699)
Total deferred tax assets, net	956	54,401
Deferred tax liabilities:
Operating lease right-of-use assets	(956)	(54,325)
Total deferred tax liabilities	(956)	(54,325)
Deferred taxes, net	$—	$76

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

The CARES Act contains beneficial provisions to the Company, including the deferral of certain employer payroll taxes and the acceleration of the alternative minimum tax credit refunds. Additionally, on December 27, 2020, the Consolidated Appropriations Act was enacted providing that electing real property trades or business electing out of Section 163(j)(7)(B) will apply a 30 year ADS life to residential real property place in service before January 1, 2018. This property had historically been assigned a 40 year ADS life under the TCJA. The effects were reflected in the tax provision for the year ended December 31, 2020 through an adjustment to deferred temporary differences.

As of December 31, 2020, the Company has federal and state NOL carryforwards of $288.3 million and $227.0 million and related deferred tax assets of $60.5 million and $11.2 million, respectively. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2020 to 2040. Federal NOLs generated in fiscal 2018 and beyond currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.

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

Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. As no utilization of the NOL carryforwards are being or are projected to be utilized in the near future, the Company has not currently completed a study to assess whether an ownership change has occurred. As the Company maintains a valuation allowance in all jurisdictions where the NOL carryovers are present, any potential Section 382 limitation would also be impacted by the valuation allowance. Any carryforwards that will expire prior to utilization as a result of a Section 382 limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2020, 2019, and 2018 is presented below (in thousands):

	2020	2019	2018
Beginning balance, January 1	$6,789	$4,644	$3,416
Gross increases – tax positions in prior period	388	2,468	1,228
Gross decreases – tax positions in prior period	(1,744)	—	—
Lapse of statute of limitations	—	(323)	—
Ending balance, December 31	$5,433	$6,789	$4,644

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its consolidated financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2020, the Company has unrecognized tax benefits of $5.4 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2020 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2020, the Company is generally no longer subject to U.S. federal and state income tax examinations for tax years prior to 2017 with limited exceptions for net operating losses from 2013 forward.

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which certain employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. During the year ended December 31, 2020, in response to the impact of COVID-19, the Company suspended all 401(k) employer matching contributions.  Matching contributions were $0.1 million for the year ended December 31, 2020 and $0.5 million in each of fiscal years 2019 and 2018.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal year 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. We have incurred approximately $6.2 million in clean-up and physical repair costs, almost all of which have been recovered through insurance proceeds. At December 31, 2019, the Company expected to receive an additional $0.3 million, which was included in prepaid expenses and other on the Company’s Consolidated Balance Sheets.  No amount was receivable at December 31, 2020. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal years 2020, 2019 and 2018 totaling approximately $0.3 million, $2.5 million and $5.1 million, respectively, which have been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss for each respective year.  Business interruption payments ceased in accordance with our insurance policy in July 2019.

15.Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2020 and 2019 are as follows (in thousands):

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,885	$17,885	$23,975	$23,975
Restricted cash	4,982	4,982	13,088	13,088
Notes payable, excluding deferred loan costs	915,779	846,134	930,085	899,326

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

Assets Held for Sale: During the first quarter of fiscal year 2019, the Company classified one senior living community as held for sale and determined a remeasurement write-down of approximately $2.3 million was required to adjust the carrying value to its fair value, net of cost of disposal. The senior living community was sold during the second quarter of fiscal year 2019 for its carrying value.   During the third quarter of fiscal year 2019, the Company classified two senior living communities as held for sale which required no remeasurement to adjust the carrying value to its fair value.

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

Operating Lease Right-Of-Use Assets: The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $7.5 million for the year ended December 31, 2020.  The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community.  See “Note 4- Impairment of Long-Lived Assets.”

Property and Equipment, Net: During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $34.3 million to property and equipment, net. The fair value of the impaired assets was $10.5 million, $12.5 million and $2.8 million at March 31, 2020, September 30, 2020, and December 31, 2020 respectively.  At March 31, 2020, the fair values of the property and equipment, net of these communities were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  At September 30, 2020 and December 31, 2020, the fair value of the property and equipment, net were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates of 7.25% and 8.5%. All of the aforementioned fair value measurements are considered Level 3 measurements within the valuation hierarchy.

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

As of December 31, 2020, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impact. Management’s estimates of the impact of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.
16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$8,643	$6,793	$4,881
Provision for bad debts, net of recoveries	2,883	3,765	2,990
Write-offs and other (1)	(5,413)	(1,915)	(1,078)
Balance at end of year	$6,113	$8,643	$6,793

(1)

Write-offs and other includes $1.7 million for the 18 properties in the process of transitioning legal ownership back to Fannie Mae for the year ended December 31, 2020, $0.1 million for the termination of the Welltower Master Lease Agreement and $0.5 million for the termination of the Healthpeak Master Lease Agreement.

Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of inherent losses at the balance sheet date.

17.	Leases

The Company has operating leases for various real estate (primarily senior housing communities) and equipment as well as financing leases for certain vehicles. As of December 31, 2020, the Company leased 12 senior housing communities from certain real estate investment trusts (“REITs”) all of which the applicable master lease agreements terminated on that date. Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases may include contingent rent increases when certain operational performance thresholds are surpassed, at which time the right-of-use assets and lease liability will be remeasured. In the first quarter of 2021, subsequent to year-end, the Company exited all of the Company’s lease agreements for senior housing communities. See “Note 5- Dispositions and Other Significant Transactions.”

Ventas

As of December 31, 2020, the Company leased seven senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas. Upon termination of the agreement on December 31, 2020, under the terms of the Master Lease Agreement, Ventas elected to enter into a property management agreement with the Company as manager, subject to a management fee and other customary terms and conditions. On January 1, 2021, the Company entered into an operations transfer agreement for seven of the Company’s senior living communities leased from Ventas and simultaneously entered into a management agreement. See “Note 5- Dispositions and Other Significant Transactions.”

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

Effective November 1, 2020, upon the expiration of the Master Lease agreement, the Company entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for continuing to manage the communities. In December 2020, Healthpeak sold two properties and in January 2021, subsequent to year-end, Healthpeak sold one additional property and terminated all agreements related to those three properties. See “Note 5- Dispositions and Other Significant Transactions.”

Welltower

As of December 31, 2020, the Company leased five senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower. At December 31, 2020, the Master lease agreement terminated and Welltower elected to enter into a property management agreement with the Company as manager that provides for a management fee based on gross revenues of the applicable community. See “Note 5- Dispositions and Other Significant Transactions.”

Accounting for leases

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.  The Company, as lessee, determines with respect to each of its community and equipment leases as to whether each should be accounted for as an operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, economic life of the asset, and certain other terms in each lease agreement.

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, the Company’s incremental borrowing rate based on the information available at the lease commencement date is used in determining the present value of future minimum lease payments. As of

December 31, 2020, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 6.2% and 2.4 years, respectively. As of December 31, 2019, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 7.8% and 5.6 years, respectively. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold improvements, net on the Company's Consolidated Balance Sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method.  As of December 31, 2020 the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.0% and 3.0 years, respectively. As of December 31, 2019, the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.1% and 3.9 years, respectively. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

A summary of operating and financing lease expense (including the respective presentation on the Consolidated Statements of Operations and Comprehensive Loss) and cash flows from leasing transactions for the year ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
Operating Leases	2020	2019
Facility lease expense	$28,109	$57,022
General and administrative expenses	541	812
Operating expenses, including variable lease expense of $5,992 and $6,142, respectively	7,097	6,466
Total operating lease costs	35,747	64,300
Operating lease expense adjustment	23,899	5,243
Operating cash flows from operating leases	$59,646	$69,543

	Year Ended December 31,
Financing Leases	2020	2019
Depreciation and amortization	$134	$11
Interest expense: financing lease obligations	32	3
Total financing lease costs	166	14
Operating cash flows from financing leases	134	11
Financing cash flows from financing leases	32	3
Total cash flows from financing leases	$166	$14

The aggregate amounts of future minimum lease payments recognized on the Consolidated Balance Sheet as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2021	$292	$131
2022	148	179
2023	85	145
2024	47	7
2025	3	2
Thereafter	—	—
Total	$575	$464
Less: Amount representing interest (present value discount)	(40)	(43)
Present value of lease liabilities	$535	$421
Less: Current portion of lease liabilities	(292)	(131)
Lease liabilities, net of current portion	$243	$290

18.    Subsequent Events

Ventas

As discussed in “Note 5- Dispositions and Other Significant Transactions,” on December 31, 2020, the Master Lease agreement with Ventas was terminated. On January 1, 2021, the Company entered into an operations transfer agreement for seven of the Company’s senior living communities leased from Ventas and simultaneously entered into a management agreement whereby it will continue to manage the communities subject to a management fee in accordance with the agreement.

Healthpeak

As discussed in “Note 5- Dispositions and Other Significant Transactions,” in January 2021, subsequent to year end, Healthpeak sold eight properties and terminated the related management agreements.

Welltower

The Master Lease Agreements with respect to the remaining leased properties terminated on December 31, 2020, and Welltower elected to enter into a property management agreement with the Company as manager for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Welltower on January 1, 2021.

Acceptance of Provider Relief Fund Grant

On January 27, 2021, the Company accepted $8.7 million of cash for grants from the Provider Relief Fund’s Phase 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19.  The CARES Act Phase 3 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act.

Transactions Involving Certain Fannie Mae Loans

In the first quarter of 2021, Fannie Mae completed the transfer of ownership on four properties. As discussed in the “Note 4- Impairment of Long-Lived Assets,” transfer or legal ownership of these properties was probable at December 31, 2020 and accordingly, the Company had already disposed of all assets related to this property. As a result of the change in legal ownership, the Company will de-recognize all of the debt for these properties in 2021.