Form 10-K/A
period 2020-12-31
CAPITAL SENIOR LIVING CORP
filed 2021-04-30
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of
Regulation S-T
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,090,169 shares, as adjusted for the one-for-fifteen
reverse stock split, of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates
(defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2020, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $22.3 million. As of April 19, 2021, the Registrant had 2,117,481 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
for Capital Senior Living Corporation (together with its subsidiaries, the “Company”) for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”).
We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.
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
Information in this Amendment regarding the number and price of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), reflects the
1-for-15
reverse stock split of the Common Stock that became effective on December 11, 2020.

CAPITAL SENIOR LIVING CORPORATION

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The names of our directors and executive officers, their ages as of the date of this Amendment, and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.
Directors
Our Board of Directors (the “Board”) is currently divided into three classes and the number of directors: Class I (terms expire at 2022 annual meeting), Class II (terms expire at 2023 annual meeting) and Class III (terms expire at 2021 annual meeting). The Board currently consists of nine authorized directors with three directors in each of Classes I and II, and two directors and one vacancy in Class III.
Set forth below is information concerning the age, principal occupation and employment during the past five years, other directorships and positions with the Company for each of our directors, including the year in which he or she first became a director of the Company and his or her term of office as a director.

Name	Age	Position(s)	Class	Director’s Term Expires
Jill M. Krueger	61	Director	III	2021
Michael W. Reid	67	Director	III	2021
Philip A. Brooks	62	Director	I	2022
Ed A. Grier	66	Director	I	2022
Steven T. Plochocki	69	Director	I	2022
Kimberly S. Lody	55	Chief Executive Officer, President and Director	II	2023
E. Rodney Hornbake	70	Director	II	2023
Ross B. Levin	37	Director	II	2023
Philip A. Brooks
has been a director since 2010. Mr. Brooks has more than 32 years of experience as a financier and investor, credit manager, and product/policy analyst. With extended focus on seniors housing and healthcare, he has provided $5 billion of operating and property capital for this sector. He is a principal investor and managing partner in Select Living, LLC, which acquires properties to develop to special market dynamics. He is a portfolio advisor to NRV, a venture capital firm funding early stage growth companies in Virginia. Previously, Mr. Brooks served as a Senior Vice President, Loan Production for Walker & Dunlop, LLC, a NYSE-listed provider of financial services for owners and developers of commercial real estate throughout the United States. Prior to Walker & Dunlop, LLC, from February 2011, Mr. Brooks served as Senior Vice President, Loan Production for CWCapital, LLC, a mortgage finance company, which was acquired by Walker & Dunlop, LLC in September 2012. From 1996 to October 2010, Mr. Brooks served in various senior executive positions with Berkadia Commercial Mortgage, LLC, a national mortgage bank, which was previously known as Capmark Finance Inc. and GMAC Commercial Mortgage. He was a founding member of the American Seniors Housing Association, a leading trade association promoting seniors housing, and was on the Board of Directors of the National Investment Center for the Seniors Housing & Care Industry, a leading trade association promoting the industry to the capital markets. Mr. Brooks also serves a director of the Virginia Council on Economic Education and the Virginia Community Development Corporation.
Ed A. Grier
has been a director since 2016. Mr. Grier has been the Dean of the Virginia Commonwealth University (“VCU”) School of Business since March 2010. Prior to joining VCU, Mr. Grier spent approximately 29 years with the Walt Disney Company (“Disney”) beginning in 1981. He served as the President of the Disneyland Resort from 2006 until 2010 and held various senior financial and operational roles during his career with Disney. Mr. Grier served as a director of NVR, Inc., a NYSE-listed residential homebuilding company which operates in two business segments: homebuilding and mortgage banking (“NVR”), and as a member of the audit committee of NVR’s board of directors. Mr. Grier served as a director of the Middleburg Trust Company, a provider of wealth management services and a division of Access National Corp. (NADAQ: ANCX), until the consummation of its merger with and into Union Bankshares Corporation in February 2019. He is also a director of Witt/Kieffer, an executive search firm. In addition, Mr. Grier serves on the boards of the Greater Richmond Chamber of Commerce, The Colonial Williamsburg Foundation and ChildFund International and serves as a trustee for Brandman University. Mr. Grier is also a Certified Public Accountant.
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
Jill M. Krueger
has been a director since 2004. She is the founding President and Chief Executive Officer of Symbria, Inc., and its affiliates, a leading national developer and provider of innovative, outcome-driven programs established in 1995 that enhance the lives of the geriatric population. Under Ms. Krueger’s leadership, Symbria has grown from $300,000 in revenue to more than $130 million with a workforce of nearly 2,000 employees. In 2015, she led Symbria’s transition to an Employee Stock Ownership Plan (ESOP) company. She also serves on the Board of Directors, Audit Committee and Compensation Committee of iMedia Brands, Inc., and is a member of the Board of Directors of the American Board of Post-Acute and Long-Term Care Medicine and the Board of Directors of the Senior Care Pharmacy Coalition. Before she joined Symbria, Ms. Krueger was a partner at KPMG LLP responsible for overseeing the firm’s national Long-Term Care and Retirement Housing Practice. She served as a public commissioner for the Continuing Care Accreditation Commission and as a member of its financial advisory board. Ms. Krueger is a Certified Public Accountant and a Certified Management Accountant.
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
Michael W. Reid
has been a director since October 2009 and has served as Chairman of the Board since 2016. Mr. Reid serves as managing partner at Resolution Real Estate Partners, a real estate investment and management company that manages and leases 2 million square feet in Midtown Manhattan. Mr. Reid was formally a member of the Board of Directors and the Chairman of the Audit

Committee of Inland Residential Properties Trust, Inc., a real estate investment trust formed in December 2013 to acquire multifamily properties located in metropolitan areas throughout the United States, until 2019. Mr. Reid has nearly 36 years of investment banking and real estate experience, including heading Lehman Brothers REIT equity practice for nine years (from 1992 to 2001) as Managing Director in the Global Real Estate Department. In that capacity, he was responsible for developing and implementing the business strategy for its REIT equity underwriting business. Mr. Reid also served as Chief Operating Officer at SL Green Realty Corp. from 2001-2004, where some of his responsibilities included strategic planning, finance and reporting, capital markets, operations and budgeting for a $4 billion publicly-traded REIT. From 2004-2006, he served as President of Ophir Energy Corp., a company that invested in oil and gas production in Oklahoma. From 2006-2008, he served as Chief Operating Officer of Twining Properties, a real estate company specializing in high rise development in Cambridge, Massachusetts. Mr. Reid holds a Bachelor of Arts and Master of Divinity, both from Yale University.
Executive Officers
The following table sets forth certain information concerning each of the Company’s executive officers, other than Ms. Lody. Information concerning Ms. Lody is set forth above under “—Directors.”

Name	Age	Position(s) with the Company
Brandon M. Ribar	40	Executive Vice President and Chief Operating Officer
David R. Brickman	62	Senior Vice President, Secretary and General Counsel
Tiffany L. Dutton	41	Senior Vice President – Finance and Accounting
Jeremy D. Falke	47	Senior Vice President – Human Resources
Michael C. Fryar	44	Senior Vice President and Chief Revenue Officer
Carole J. Burnell	52	Vice President – Operations
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
counsel functions for 33 years.
Tiffany L. Dutton
, a Certified Public Accountant, has served as the Company’s Senior Vice President – Finance and Accounting since December 2020. Ms. Dutton joined the Company in January 2020 as its Vice President – Accounting and Financial Reporting. Prior to joining the Company, Ms. Dutton served as an accounting consultant primarily focused on assisting healthcare and retail entities with improving financial reporting and accounting structures since 2017. Prior to such time, Ms. Dutton served as the Director- Accounting Policy in 2017 and Assistant Controller- Operations from 2014 to 2017 for Adeptus Health, Inc, Senior Manager- Financial Reporting for RealPage, Inc. from 2013 to 2014, as Manager, Accounting, Reporting and Compliance for Pier 1 Imports from 2010 to 2013, and as Senior Manager of Accounting Policy of Dollar Thrifty Automotive Group from 2008 to 2010. She began her career as a Manager in the assurance and advisory business services practice of Ernst & Young LLP. Ms. Dutton earned a BBA in Accounting and a BBA in Economics and Finance from the University of Oklahoma and is a member of the American Institute of Certified Public Accountants.
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
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics governing all of our employees, including our Chief Executive Officer, Chief Financial Officer, our principal accounting officer and corporate controller. A copy of this Code of Business Conduct and Ethics is available in the “Corporate Governance Documents” section of the “Investor Relations” section of our website at
www.capitalsenior.com
. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION.
The Company is a “smaller reporting company” under Item 10 of Regulation
S-K
promulgated under the Exchange Act and has elected to comply with certain of the requirements applicable to smaller reporting companies in connection with this Amendment.
Summary Compensation Table
The following table summarizes the compensation earned by our named executive officers in 2020 and 2019, except that Mr. Ribar was not one of our named executive officers for 2019, and accordingly, information with respect to Mr. Ribar for such year is not provided. Carey P. Hendrickson resigned as the Company’s Executive Vice President and Chief Financial Officer effective November 6, 2020 to pursue other career opportunities. Mr. Hendrickson’s departure was not based on any disagreement with the Company on any matter.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Kimberly S. Lody, President and Chief Executive Officer	2020	$715,000	$362,500	(4)	—	—	$299,063	$3,457	$1,380,020
	2019	$714,310	$—		$1,381,111	$438,772	$398,750	$1,007,250	$3,940,193

Brandon M. Ribar, Executive Vice President and Chief Operating Officer	2020	$400,000	$200,000	(4))	—	—	$63,000	—	$663,000

Carey P. Hendrickson, Former Executive Vice President and Chief Financial Officer	2020	$381,616	$510,908	(4)	—	—	—	$47,585	$940,109
	2019	$438,746	$142,881		$388,355	—	$61,107	$5,888	$1,036,977

David R. Brickman, Senior Vice President, General Counsel and Secretary	2020	$341,161	$394,676	(4)	—	—	$57,591	$5,170	$798,598
	2019	$341,161	$110,375		$212,707	—	$35,253	$4,951	$704,447

(1)
Amounts for 2019 reflect the grant date fair value of the respective equity awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), including, with respect to performance-based shares, the grant date fair value of the performance shares based on the probable outcome of the performance conditions as of the date of grant (rather than the maximum potential value of the award). Assumptions used in the calculation of these amounts are included in footnote 11 to our audited financial statements for the fiscal year ended December 31, 2020 included in the Original Filing.

In March 2020, in response to then-current economic conditions and to avoid the excessive share use, run rate and dilution that would occur by awarding equity-based long-term incentives at the Company’s then-current stock price, the Compensation Committee recommended that the Board approve, and the Board subsequently approved, a temporary suspension of equity awards to any officer of the Company. Accordingly, no equity awards were granted to the Company’s named executive officers during the fiscal year ended December 31, 2020.

(2)
Amounts in this column for 2020 reflect the cash performance incentive received by Ms. Lody and Messrs. Ribar, Brickman and Hendrickson under our Management by Objective Incentive Plan for fiscal 2020. See “—Retention Bonuses and MBO Incentive Plan” below for additional information.

(3)
The amounts in this column for 2020 reflect annual contributions or other allocations by us to our 401(k) plan with respect to our named executive officers. In addition, with respect to Mr. Hendrickson, the amount in this column for 2020 also includes $45,860 paid to Mr. Hendrickson for his accrued vacation and sick time in connection with the termination of his employment with the Company.

(4)
The amounts in this column for 2020 reflect the retention awards earned by Ms. Lody and Messrs. Ribar, Brickman and Hendrickson for fiscal 2020. See “—Retention Bonuses and MBO Incentive Plan” below for additional information. In addition, the amounts for Messrs. Brickman and Hendrickson include the remaining portion of such named executive officer’s retention award granted in 2019, which equaled 67% of such named executive’s then current base salary and was subject to such named executive officer remaining continuously employed by the Company through March 13, 2020.

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
provided
, that (i) for the year ending December 31, 2019, Ms. Lody was entitled to receive an annual performance bonus equal to at least 50% of the full targeted performance bonus, and (ii) Ms. Lody’s targeted performance bonus may be increased from time to time by our Board or the Compensation Committee. Under her employment agreement, Ms. Lody also received a sign-on
cash award of $1,000,000 and the following equity awards: (i) a non-qualified
stock option to purchase 9,816 shares of our common stock with a ten-year
term, which option is scheduled to vest in installments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectively; (ii) 9,816 shares of performance-based restricted stock, the vesting of which is subject to the satisfaction of certain target performance conditions related to the trading price of our common stock during the three-year period following the grant date (with additional shares issuable upon the achievement of certain maximum target performance conditions related to the trading price of our common stock during the same period); and (iii) 4,908 shares of time-based restricted stock, which are scheduled to vest in installments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectively. Beginning with fiscal year 2020, Ms. Lody became eligible to receive equity awards under our annual equity incentive award program in effect for our other senior executives, as determined by the Compensation Committee. Ms. Lody’s employment agreement also entitles her to certain severance payments and benefits in the event she is terminated by us without “Cause” or by Ms. Lody for “Good Reason” (including in connection with a “Change in Control”), as described more fully in Ms. Lody’s employment agreement.
The foregoing description of Ms. Lody’s employment agreement does not purport to be complete and is qualified in its entirety by the reference to the full text of Ms. Lody’s employment agreement, which is included as Exhibit 10.1 to the Company’s Current Report on Form
8-K
filed with the SEC on January 8, 2019.
Brandon M. Ribar
We entered into an employment agreement with Mr. Ribar in September 2019. Pursuant to Mr. Ribar’s employment agreement, Mr. Ribar will serve as our Executive Vice President and Chief Operating Officer. Mr. Ribar’s employment agreement was for an initial term of one year and is subject to extension by the mutual written consent of the Company and Mr. Ribar.
Pursuant to Mr. Ribar’s employment agreement, he will receive an annual base salary of not less than $400,000 and will be eligible to receive a performance bonus as determined by the Compensation Committee. Under his employment agreement, Mr. Ribar also received the following equity awards: (i) 3,000 shares of performance-based restricted stock, the vesting of which is subject to the satisfaction of certain target performance conditions related to the trading price of our common stock during the three-year period following the grant date (with additional shares that are issuable upon the achievement of certain maximum target performance conditions related to the trading price of our common stock during the same period); and (ii) 1,667 shares of time-based restricted stock, which are scheduled to vest in installments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectively. Mr. Ribar’s employment agreement also entitles him to certain severance payments and benefits in the event he is terminated by us without “Cause” or by Mr. Ribar for “Good Reason” (including in connection with a “Fundamental Change”), as described more fully in Mr. Ribar’s employment agreement.
The foregoing description of Mr. Ribar’s employment agreement does not purport to be complete and is qualified in its entirety by the reference to the full text of Mr. Ribar’s employment agreement, which is included as Exhibit 10.1 to the Company’s Current Report on Form
8-K
filed with the SEC on September 10, 2019.
David R. Brickman
On March 26, 2021, we entered into a new employment agreement with Mr. Brickman that terminated and replaced his then-existing employment agreement. Mr. Brickman’s employment agreement provides that we will continue to employ Mr. Brickman on an at-will
basis as our Senior Vice President, General Counsel and Secretary. Mr. Brickman will receive an annual base salary of not less than $335,000 and will be eligible to receive an annual performance bonus targeted at not less than 50% of his base salary. Mr. Brickman’s employment agreement also entitles him to certain severance payments and benefits in the event he is terminated by us without “Cause” or by Mr. Brickman for “Good Reason” (including in connection with a “Change in Control”), as described more fully in Mr. Brickman’s employment agreement.
The foregoing description of Mr. Brickman’s employment agreement does not purport to be complete and is qualified in its entirety by the reference to the full text of Mr. Brickman’s employment agreement, which is included as Exhibit 10.28 to the Company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2021.
Carey P. Hendrickson
We previously entered into an employment agreement with Mr. Hendrickson pursuant to which he served as our Executive Vice President and Chief Financial Officer until his resignation effective November 6, 2020 to pursue other career opportunities. Mr. Hendrickson’s departure was not based on any disagreement with the Company on any matter.
Mr. Hendrickson’s employment was terminated by Mr. Hendrickson without “Good Reason” (as such term is defined in Mr. Hendrickson’s employment agreement). Accordingly, pursuant to the terms of Mr. Hendrickson’s employment agreement, the only payments and benefits that he was entitled to receive from us were (i) payment for all accrued but unpaid base salary as of the date of termination, (ii) reimbursement for reasonable and necessary business expenses incurred through the date of termination, and (iii) any earned benefits under our employee benefit plans. All unvested awards were forfeited by Mr. Hendrickson effective upon termination of his employment.
The foregoing description of Mr. Hendrickson’s employment agreement does not purport to be complete and is qualified in its entirety by the reference to the full text of Mr. Hendrickson’s employment agreement, which is included as Exhibit 10.15 to the Company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2020.
Retention Bonuses and MBO Incentive Plan
Retention Bonuses
On the recommendation of the Compensation Committee on March 24, 2020 in light of then-current economic conditions, the Board approved a temporary suspension of equity awards to any director or officer of the Company. The Compensation Committee also determined that it would not increase the annual base salaries of the Company’s executive officers for fiscal 2020.
In consideration of such matters and for retention purposes, on March 24, 2020 the Compensation Committee approved retention awards (the “Retention Awards”) to the Company’s named executive officers and certain other executive officers (each, a “Participant”) equal to 100% of the Participant’s then-current base salary. 50% of the Retention Award was subject to the Participant’s continued employment with the Company through September 15, 2020, and the remaining 50% of the Retention Award was subject to the Participant’s continued employment with the Company through March 15, 2021. If the Participant did not remain continuously employed with the Company through such dates, then the portion of the Retention Award subject to continuous employment as of such date would be forfeited, except that, if any Participant’s employment is terminated (i) by the Company without “Cause” (and other than due to the Participant’s death or “Disability”), or (ii) upon or following a “Change in Control” (each such term as defined in the Company’s equity incentive plan), in each case, prior to March 15, 2021, then the full amount of the Retention Award would be paid to such Participant.
MBO Incentive Plan
In addition, on March 24, 2020, the Compensation Committee approved a Management by Objective Incentive Plan for fiscal 2020 (the “MBO Incentive Plan”) pursuant to which each Participant had the opportunity to earn a cash performance bonus equal to 30% of such Participant’s targeted performance bonus for fiscal 2020 (the “MBO Incentive”). Pursuant to the terms of their respective employment agreements, the “targeted performance bonus” for the Company’s President and CEO, former Executive Vice President and CFO, Executive Vice President and Chief Operating Officer and Senior Vice President, Secretary and General Counsel, who are the Company’s named executive officers, was equal to 110%, 70%, 70% and 50%, respectively, of their annual base salary for fiscal 2020. The payment of the MBO Incentive was based on the Participant’s achievement of certain individual goals for fiscal 2020 that were within such Participant’s sphere of influence, as determined in the discretion of the Compensation Committee. Achievement of the threshold level of performance for each individual goal would result in 50% of the portion of MBO Incentive subject to such individual goal being earned by the Participant, and achievement of the maximum level of performance for each individual goal would result in 150% of the portion of the MBO Incentive subject to such individual goal being earned by the Participant, in each case, subject to the discretion of the Compensation Committee.

Performance Goals
The table below shows the individual performance goals for our named executive officers under our MBO Incentive Plan for 2020 and the Compensation Committee’s determination as to whether such goals were achieved. Based upon each named executive officer’s achievement of his or her individual goals, the Compensation Committee had discretion to award between 0% and 150% of the target cash bonus to such named executive officer. As Mr. Hendrickson resigned as our Executive Vice President and Chief Financial Officer effective November 6, 2020 to pursue other career opportunities, he forfeited his MBO Incentive.

Executive	Individual Performance Goal	Weight	Achievement	Payout Factor
Kimberly S. Lody	Attain specific year-end cash balance (1)	16.5%	Target	100%
	Achieve certain capital structure initiatives (2)	16.5%	Maximum	150%

Brandon M. Ribar	Attain specific year-end cash balance (1)	5.25%	Target	100%
	Centralize accounts payable (3)	5.25%	No	0%
	Implementation of memory care program (4)	5.25%	Threshold	50%
	Establish and implement resident sales process (5)	5.25%	Maximum	150%

David R. Brickman	Attain specific year-end cash balance (1)	3.75%	Target	100%
	Achieve certain capital structure initiatives (2)	3.75%	Maximum	150%
	Develop risk management training materials and conduct training for all communities (6)	3.75%	Target	100%
	Update and standardize resident agreements and lease process (7)	3.75%	Target	100%

(1)
With respect to this individual performance goal, the threshold level of performance was subject to the Company having a cash balance of at least $8 million as of December 31, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that the Company’s cash balance was at least $12 million as of December 31, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that the Company’s cash balance was at least $25 million as of December 31, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As the Company’s cash balance as of December 31, 2020 was approximately $14 million, the targeted level of performance was achieved for this performance goal. As a result, the payout factor for this individual performance goal was 100%.

(2)
With respect to this individual performance goal, the threshold, target and maximum levels of performance was subject to the Company achieving certain capital structure initiatives during the year ended December 31, 2020 as determined by the Compensation Committee in its discretion. Achievement of the threshold level of performance would result in a payout equal to 50% of the targeted amount, achievement of the target level of performance would result in a payout equal to 100% of the targeted amount, and achievement of the maximum level of performance would result in a payout equal to 150% of the targeted amount. During fiscal 2020, as the Company exited all triple net leases and certain underperforming communities, removed approximately $470 million of debt from its balance sheet, improved cash flow by approximately $32 million compared to fiscal 2019, and completed certain other capital structure initiatives, the Compensation Committee exercised its discretion and determined that the maximum level of performance was achieved for this performance goal. As a result, the payout factor for this individual performance goal was 150%.

(3)
With respect to this individual performance goal, the threshold level of performance was subject to selecting and implementing a process for centralizing the Company’s accounts payable system by December 31, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that such selection and implementation was completed by October 31, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that such selection and implementation was completed by August 30, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As such selection and implementation was not completed during fiscal 2020 due to certain delays caused by process and system challenges, the threshold level of performance was not achieved for this performance goal. As a result, the payout factor for this individual performance goal was 0%.

(4)
With respect to this individual performance goal, the threshold level of performance was subject to preparing a detailed memory care program implementation plan, rolling out such plan to five communities and achieving certain monthly operating targets by December 31, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that such plan was prepared and rolled out to 10 communities and such monthly operating targets were achieved by December 31, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that such plan was prepared and rolled out to 20 communities and such monthly operating targets were achieved by December 31, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As such plan was prepared and rolled out to five communities and such monthly operating targets were achieved by December 31, 2020, the threshold level of performance was achieved for this performance goal. As a result, the payout factor for this individual performance goal was 50%.
(5)
With respect to this individual performance goal, the threshold level of performance was subject to establishing baseline lead, tour and conversion metrics for all communities, at least 30 communities receiving hands-on
daily sales coaching and support, and improving conversion by 10% of A Place for Mom (“APFM”) leads by August 30, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that at least 30 communities received hands-on
daily sales coaching and support, the Company improved conversion by 15% of APFM leads by September 1, 2020, and speed to lead improved by at least 25% by August 30, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that at least 30 communities received hands-on
daily sales coaching and support, the Company improved conversion by 20% of APFM leads by December 31, 2020, speed to lead improved by at least 50% by December 31, 2020, and the Company’s new customer relationship management application was launched and utilized in at least 90% of communities by August 30, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As the maximum level of performance was achieved for this individual performance goal, the payout factor for this performance goal was 150%.

(6)
With respect to this individual performance goal, the threshold level of performance was subject to developing risk management training tools and conducting training for all of the Company’s communities by October 31, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that such training tools were developed and such trainings were conducted for all of the Company’s communities by September 30, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that such training tools were developed and such trainings were conducted for all of the Company’s communities by July 31, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As the target level of performance was achieved for this individual performance goal, the payout factor for this performance goal was 100%.

(7)
With respect to this individual performance goal, the threshold level of performance was subject to developing and finalizing standardized resident agreements and lease processes for customer relationship management testing and rollout by September 30, 2020, which would result in a payout equal to 50% of the targeted amount. In the event that such development and finalization were completed by July 31, 2020, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount. In the event that such development and training was completed by June 30, 2020, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount. As the target level of performance was achieved for this individual performance goal, the payout factor for this performance goal was 100%.

MBO Incentive Plan Payouts for 2020
Based upon the foregoing, the table below summarizes the payouts earned by each of our named executive officers under our MBO Incentive Plan for 2020.

Executive	Target	Plan Payout Factor	Plan Payout Amount (1)
Kimberly S. Lody	$239,250	126.7%	$299,063
Brandon M. Ribar	$84,000	75.0%	$63,000
David R. Brickman	$51,176	110.6%	$57,591

(1)	Certain payout amounts differ slightly from the result of multiplying the targeted amounts by the plan payout factors in the table above due to rounding.
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

2020 Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth certain information with respect to our named executive officers’ outstanding stock options and restricted stock awards as of December 31, 2020.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Kimberly S. Lody	3,240	6,576	(a)	—	111.90	1/7/2029	—		—	—		—
	—	—		—	—	—	3,288	(b)	40,574	—		—
	—	—		—	—	—	—		—	9,816	(c)	121,129
Brandon M. Ribar	—	—		—	—	—	1,117	(d)	13,784	—		—
	—	—		—	—	—				3,000	(e)	37,020
David R. Brickman	—	—		—	—	—	1,011	(f)	12,476	—		—
	—	—		—	—	—	599	(g)	7,392	—		—
	—	—		—	—	—	—		—	2,263	(h)	27,925
	—	—		—	—	—	—		—	2,645	(i)	32,639
Carey P. Hendrickson (2)	—	—		—	—	—	—		—	—		—

(1)	Calculated by reference to the closing price for shares of our common stock on the NYSE on December 31, 2020, which was $12.34 per share.
(2)
Mr. Hendrickson resigned as the Company’s Executive Vice President and Chief Financial Officer effective November 6, 2020 to pursue other career opportunities. Upon termination of his employment, Mr. Hendrickson forfeited all unvested awards.

(a)
Represents stock option to purchase 9,816 shares of common stock granted on January 7, 2019, which vests in installments of 33%, 33% and 34% on January 7, 2020, January 7, 2021 and January 7, 2022, respectively.

(b)
Represents the remaining shares of restricted stock (second and third tranches) granted on January 7, 2019, which vest in installments of 33%, 33% and 34% on January 7, 2020, January 7, 2021 and January 7, 2022, respectively.

(c)
Represents shares of restricted stock granted on January 7, 2019, which will vest upon the achievement of the target performance objective. Does not include additional shares that are issuable upon the achievement of the maximum performance objective.

(d)
Represents the remaining shares of restricted stock (second and third tranches) granted on September 10, 2019, which vest in installments of 33%, 33% and 34% on September 10, 2020, September 10, 2021 and September 10, 2022, respectively.

(e)
Represents shares of restricted stock granted on September 10, 2019, which will vest upon the achievement of the target performance objective. Does not include additional shares that are issuable upon the achievement of the maximum performance objective.

(f)
Represents the remaining shares of restricted stock (second and third tranches) granted on May 14, 2019, which vest in installments of 33%, 33% and 34% on May 14, 2020, May 14, 2021 and May 14, 2022, respectively.

(g)
Represents the remaining shares of restricted stock (third tranche) granted on March 27, 2018, which vest in installments of 33%, 33% and 34% on March 27, 2019, March 27, 2020 and March 27, 2021, respectively.

(h)
Represents shares of restricted stock granted on May 14, 2019, which vest subject to the satisfaction of certain performance conditions upon the third anniversary of the grant date (or such later date that the Compensation Committee certifies that such performance conditions have been satisfied).

(i)
Represents shares of restricted stock granted on March 27, 2018, which vest subject to the satisfaction of certain performance conditions upon the third anniversary of the grant date (or such later date that the Compensation Committee certifies that such performance conditions have been satisfied). All of such shares were forfeited in February 2021 due to the failure to satisfy the applicable performance targets.

2020 DIRECTOR COMPENSATION
The following table summarizes the compensation earned by our non-employee
directors in 2020. Ms. Lody did not receive any compensation for her services as a director during 2020. Please refer to the Summary Compensation Table above for the compensation received by Ms. Lody for her services as an executive officer during 2020.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Philip A. Brooks	$125,000	—	—	—	$125,000
Ed A. Grier	$80,000	—	—	—	$80,000
E. Rodney Hornbake	$63,000	—	—	—	$63,000
Paul J. Isaac(3)	$31,250	—	—	—	$31,250
Jill M. Krueger	$82,500	—	—	—	$82,500
Ross B. Levin	$120,000	—	—	—	$120,000
Steven T. Plochocki	$67,500	—	—	—	$67,500
Michael W. Reid	$155,000	—	—	—	$155,000

During 2020, we did not maintain any pension or deferred compensation arrangements for our directors.
(1)	Represents an annual retainer fee and compensation for attendance at Board and committee meetings during 2020. See “—Compensation of Directors During 2020” below for more information.
(2)
In March 2020, in response to then-current economic conditions and to avoid the excessive share use, run rate and dilution that would occur by awarding equity-based long-term incentives at the Company’s then-current stock price, the Compensation Committee recommended that the Board approve, and the Board subsequently approved, a temporary suspension of equity awards to any director of the Company. Accordingly, no equity awards were granted to the Company’s directors during the fiscal year ended December 31, 2020.

(3)
Mr. Paul J. Isaac resigned from the Board effective May 12, 2020, in order to focus his time and attention on other commitments. Mr. Isaac’s resignation did not result from any disagreements with management or the Board.

Compensation of Directors During 2020
For their services to us, our
non-employee
directors each received an annual retainer of $55,000 (in addition to the committee retainers and meeting fees discussed below). In addition, the independent Chairman of our Board (Mr. Reid), the Chairman of the Audit Committee (Ms. Krueger), the Chairman of the Nominating and Corporate Governance Committee (Mr. Brooks), the Vice Chairman of the Nominating and Corporate Governance Committee (Dr. Hornbake), and the Chairman of the Compensation Committee (Mr. Grier), each received an additional annual retainer of $50,000, $20,000, $10,000, $8,000 and $15,000, respectively, for serving as the Chairpersons or Vice Chairpersons, as applicable, of the Board or such committees in 2020. Our non-employee
directors on the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee also each received an annual retainer of $10,000, $5,000 and $7,500, respectively, for serving on such committees in 2020. The Board and committee annual retainers are payable on a quarterly basis at the end of each quarter. Our non-employee
directors were also reimbursed for their expenses in attending Board and committee meetings in 2020.
Additionally, during 2020, Messrs. Brooks, Reid and Levin each received retainer fees of $10,000 per month for their service on a Special Committee of the Board, which fees are payable at a later date. Ms. Lody also served on such Special Committee during 2020, but did not receive any compensation in respect of such service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—		$—	169,288
Equity compensation plans not approved by security holders	9,816	(1)	—	—

Total	9,816	(1)	$—	169,288

(1)
Represents a
non-qualified
stock option granted as an employment inducement award outside of a plan to purchase 9,816 shares of our common stock with an exercise price of $111.90 per share and a ten-year
term, which option is scheduled to vest in installments of 33%, 33% and 34% on the first, second, and third anniversaries of the grant date, respectively.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 19 2021 by: (i) each person known by us to be the beneficial owner of more than five percent of our common stock; (ii) each of our directors and director nominees; (iii) each of our “named executive officers” set forth in the Summary Compensation Table below; and (iv) all of our current executive officers and directors as a group. Except as otherwise indicated, the address of each person listed below is 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254.

	Shares Beneficially Owned (1)(2)
Name of Beneficial Owner	Number	Percent of Class
5% or More Stockholder
Seymour Pluchenik (3)	307,728	14.5%
Arbiter Partners Capital Management LLC (4)	289,155	13.7%
Steven D. Lebowitz (5)	178,840	8.4%
Pangea Ventures, L.P. (6)	118,807	5.6%
Clayton Partners LLC (7)	118,500	5.6%
Named Executive Officers and Directors
Kimberly S. Lody (8)	69,904	3.3%
Brandon M. Ribar (9)	29,757	1.4%
David R. Brickman (10)	26,552	1.3%
Philip A. Brooks (11)	5,805	*
Jill M. Krueger	5,712	*
Steven T. Plochocki	4,663	*
Michael W. Reid	4,551	*
E. Rodney Hornbake	4,689	*
Ross B. Levin	3,129	*
Ed A. Grier	2,947	*
All directors and executive officers as a group (15 persons) (12)	192,543	9.1%
Carey P. Hendrickson (13)	—	—

*	Less than one percent.
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

(2)	The percentages indicated are based on 2,117,481 shares of our common stock issued and outstanding on April 19, 2021.
(3)
The address of the reporting persons reported on this line is c/o GF Investments, 810 Seventh Avenue, 28th Floor, New York, NY 10019. Shares reported on this line represent shares that may be deemed to be beneficially owned by Seymour Pluchenik, Sam Levinson, Simon Glick, Silk Partners, LP (“Silk”); Siget, LLC (“Siget”); Siget NY Partners, L.P. (“Siget NY”); 1271 Associates, LLC (“1271 Associates”); and PF Investors, LLC (“PF Investors”). Mr. Levinson is the chief investment officer of Siget NY. Siget NY is the investment manager of and makes investment decisions for Silk. 1271 Associates is the General Partner of Siget NY. Messrs. Glick and Pluchenik are the managing members of 1271 Associates. Siget is the General Partner of Silk. Messrs. Glick and Pluchenik are the managing members of Siget. By virtue of these relationships, each of Siget NY, 1271 Associates, Siget and Messrs. Levinson, Glick and Pluchenik may be deemed to beneficially own the shares owned directly by Silk. Mr. Pluchenik is the manager of PF Investors, and by virtue of this relationship, Mr. Pluchenik may be deemed to beneficially own the shares of Common Stock owned directly by PF Investors. Based solely on a Schedule 13D/A filed on July 1, 2019, and accounting for the
1-for-15
reverse stock split of the Company’s common stock, (i) Seymour Pluchenik has the sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 307,728 shares, (ii) Sam Levinson, Simon Glick, Siget, Siget NY and 1271 Associates have the sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 290,809 shares, (iii) Silk has the sole voting and dispositive power with respect to 290,809 shares and shared voting and dispositive power with respect to none of the shares and (iv) PF Investors has the sole voting and dispositive power with respect to 16,918 shares and shared voting and dispositive power with respect to none of the shares.

(4)
The address of Arbiter Partners Capital Management LLC (“Arbiter Partners”) is 530 Fifth Avenue, 20th Floor, New York, NY 10036. Arbiter Partners and Paul J. Isaac share voting power and share dispositive power with respect to all of the reported shares. Information relating to Arbiter Partners is based on a Schedule 13D filed with the SEC on March 10, 2017 and Form 4 filed with the SEC on August 29, 2017, as adjusted for the
1-for-15
reverse stock split of the Company’s common stock. Arbiter Partners is a registered investment adviser that manages and/or administers Arbiter Partners QP LP, an affiliated investment fund (“APQ”), and various accounts, including Isaac Brothers, LLC, Nana Associates LLC and 9 Interlaken Partners LLC (collectively, the “Family Accounts”). Mr. Isaac controls Arbiter Partners. By reason of its position as investment adviser to APQ and as manager and/or administrator of the Family Accounts, Arbiter Partners may be deemed to possess the power to vote and dispose of the shares held by APQ and the Family Accounts. By reason of his responsibility for the supervision and conduct of all investment activities of Arbiter Partners, Mr. Isaac may be deemed to possess the power to vote and dispose of the shares beneficially owned by Arbiter Partners. Mr. Isaac disclaims beneficial ownership of these securities for all purposes of Section 16 of the Securities Exchange Act of 1934, as amended, except to the extent of his pecuniary interest therein.

(5)
The address of the reporting persons reported on this line is 1333 Second Street, Suite 650, Santa Monica, CA 90401. Shares reported on this line represent shares that may be deemed to be beneficially owned by Steven D. Lebowitz, Deborah P. Lebowitz, David Lebowitz, Amanda Lebowitz, Lauren Lebowitz Salem, Robert Lebowitz, Kathryn Lebowitz Silverberg, The Lebowitz Family Stock, LLC (“LFS LLC”) and Leonard S. Pearlstein. Based solely on a Schedule 13G/A filed on January 29, 2021, (i) Steven D. Lebowitz has sole voting and dispositive power with respect to 11,666 shares, shared voting power with respect to 160,176 shares and shared dispositive power with respect to 167,174 shares, (ii) Deborah P. Lebowitz has sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 160,176 shares, (iii) David Lebowitz and Amanda Lebowitz have sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 1,166 shares, (iv) Lauren Lebowitz Salem has sole voting power with respect to 3,000 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 3,000 shares, (v) Robert Lebowitz has sole voting power with respect to 200 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 200 shares, (vi) Kathryn Lebowitz Silverberg has sole voting power with respect to 2,166 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 2,166 shares, (vii) LFS LLC has sole voting and dispositive power with respect to 11,666 shares and shared voting and dispositive power with respect to none of the shares, and (viii) Leonard S. Pearlstein has sole voting power with respect to 466 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 466 shares.

(6)
The address of the reporting persons reported on this line is 450 Park Avenue, Suite 2700, New York, NY 10022. Shares reported on this line represent shares that may be deemed to be beneficially owned by Pangea Ventures, L.P. (“Pangea”), Ortelius Advisors, L.P. (“Ortelius”) and Peter DeSorcy. Ortelius is the investment manager of Pangea. Peter DeSorcy is the Managing Member of the general partner of Ortelius, is a Managing Member of Ortelius and has a controlling interest in Ortelius, and, as a result, Peter DeSorcy may be deemed to beneficially own the shares beneficially owned by Pangea. Each of Pangea, Ortelius and Peter DeSorcy has sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 118,807 shares. The foregoing information regarding Pangea, Ortelius and Peter DeSorcy and their respective beneficial ownership of shares is based solely on a Schedule 13D filed on March 25, 2021.

(7)
The address of Clayton Partners LLC is 3160 College Avenue, Suite 203, Berkeley, CA 94705. Clayton Partners LLC has sole voting and dispositive power with respect to 118,500 shares and shared voting and dispositive power with respect to none of the shares. The foregoing information regarding Clayton Partners LLC and the shares that it beneficially owns is based solely on a Schedule 13G filed on January 22, 2021.

(8)
Consists of 6,636 shares held by Ms. Lody directly, 56,789 unvested shares of restricted stock (36,999 of which are subject to the Company’s achievement of certain performance targets), and 6,479 shares of common stock underlying the vested portion of an option to purchase shares of common stock at $111.90 per share. Does not include 3,338 shares underlying the unvested portion of such stock option and additional shares that are issuable upon the achievement of certain maximum performance targets.

(9)
Consists of 7,216 shares held by Mr. Ribar directly and 22,541 unvested shares of restricted stock (14,054 of which are subject to the Company’s achievement of certain performance targets). Does not include additional shares that are issuable upon the achievement of certain maximum performance targets.

(10)
Consists of 13,009 shares held by Mr. Brickman directly and 13,543 unvested shares of restricted stock (8,424 of which are subject to the Company’s achievement of certain performance targets). Does not include additional shares that are issuable upon the achievement of certain maximum performance targets.

(11)	Consists of 5,387 shares held by Mr. Brooks directly and 418 shares held by the Philip A. Brooks Revocable Trust.
(12)
Includes 61,615 shares held directly or indirectly by the executive officers and directors of the Company, 124,449 unvested shares of restricted stock (78,455 of which are subject to the Company’s achievement of certain performance targets) and 6,479 shares of common stock underlying the vested portion of an option to purchase shares of common stock at $111.90 per share. Does not include 3,338 shares underlying the unvested portion of such stock option and additional shares that are issuable upon the achievement of certain maximum performance targets.

(13)
Mr. Hendrickson resigned as the Company’s Executive Vice President and Chief Financial Officer effective November 6, 2020 to pursue other career opportunities, and the Company has been unable to determine the number of shares of its common stock held by Mr. Hendrickson, if any.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence Policy
The Board has determined that Dr. E. Rodney Hornbake, Ross B. Levin, Jill M. Krueger, Michael W. Reid, Philip A. Brooks, Ed A. Grier and Steven T. Plochocki, each an existing director, are “independent” within the meaning of the corporate governance rules of the NYSE and no such individual has any relationship with us, except as a director stockholder and/or director nominee, as applicable. In addition, we have adopted a Director Independence Policy, as described in greater detail below, which establishes guidelines for the Board to follow in making the determination as to which of our directors is “independent.” Our Director Independence Policy is available on our website at
http://www.capitalsenior.com
in the Investor Relations section and is available in print to any stockholder who requests it. The Board has determined that Messrs. Hornbake, Levin, Reid, Brooks, Grier and Plochocki and Ms. Krueger, each an existing director, are “independent” in accordance with our Director Independence Policy.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees Paid to Independent Auditors
In connection with the audit of the Company’s 2020 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP has performed audit services for the Company. The aggregate fees billed by Ernst & Young LLP for fiscal years 2020 and 2019 were as follows:

Services Rendered	2020	2019
Audit fees (1)	$920,330	$1,085,000
Audit-Related fees (2)	87,130	98,500
Tax fees (3)	—	—
All other fees	—	—

Total	$1,007,460	$1,183,500

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
de minimis
exceptions described in the rules of the NYSE or the SEC that are approved by the Audit Committee).

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(1)	The following documents required under this item were filed as part of the Original Filing:
Consolidated Financial Statements of Capital Senior Living Corporation
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows — For the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

(2)	Exhibits:
The following documents are included as a part of this Amendment. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this Amendment have been omitted.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 14, 2020.)

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.2	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	Amended and Restated Second Amendment to the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

4.4	2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019.)

4.5	Description of the Company’s securities#

10.1	Agreement of Limited Partnership of Triad Senior Living II, L.P., dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number	Description

10.2	Agreement of Limited Partnership of Triad Senior Living III, L.P., dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.3	Agreement of Limited Partnership of Triad Senior Living IV, L.P., dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.4	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.4.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.5	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.6	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.7	Schedule identifying substantially identical agreements to Exhibit 10.10 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.8	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.9	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and Healthpeak (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.10	Lease, dated May 31, 2006, between subsidiaries of the Company and Healthpeak regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.11	Schedule identifying substantially identical agreements to Exhibit 10.12 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.12	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.13	Employment Agreement dated December 23, 2019, by and between Capital Senior Living Corporation and Carey P. Hendrickson (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2020.)

10.14	Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.15	Employment Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

Exhibit Number	Description

10.16	Nonqualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.17	Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.18	Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.19	Employment Agreement, dated February 20, 2019, by and between Capital Senior Living, Inc. and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission.)

10.20	Employment Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.21	Sign-On Performance Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.22	Sign-On Restricted Stock Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.23	Amended and Restated Forbearance Agreement, dated April 3, 2020 to be effective as of February 1, 2020, by and between Capital Senior Management 2, Inc. and Capital Senior Living Properties, Inc., each a wholly owned subsidiary of Capital Senior Living Corporation, and Ventas Realty, Limited Partnership and certain of its affiliated entities (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020, filed by the Company with the Securities and Exchange Commission.)

10.24	Forbearance Agreement, dated March 15, 2020 to be effective as of February 1, 2020, by and between Capital Midwest, LLC, Capital Texas S, LLC, Capital Spring Meadows, LLC and Capital Senior Living Properties, Inc., each a wholly owned subsidiary of Capital Senior Living Corporation, and certain entities affiliated with Welltower Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020, filed by the Company with the Securities and Exchange Commission.)

10.25	Form of MBO Incentive Plan and Executive Retention Award (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020, filed by the Company with the Securities and Exchange Commission.)

10.26	Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living, Inc. and David R. Brickman#

10.27	Employment Agreement, dated as of December 9, 2020, by and between Capital Senior Living, Inc. and Tiffany L. Dutton#

10.28	Employment Agreement, dated as of February 18, 2020, by and between Capital Senior Living, Inc. and Jeremy D. Falke#

Exhibit Number	Description

21.1	Subsidiaries of the Company#

23.1	Consent of Ernst & Young LLP#

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)#

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)#

*31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

*31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Certification of Tiffany L. Dutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

104	Cover page Interactive Data File (embedded as Inline XBRL)

*	Filed herewith.
#	Filed with Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ KIMBERLY S. LODY
Kimberly S. Lody
President, Chief Executive Officer and Director

Date: April 30, 2021