Form 10-Q
period 2021-03-31
CAPITAL SENIOR LIVING CORP
filed 2021-05-14
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13445

Capital Senior Living Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2678809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, TX	75254
(Address of Principal Executive Offices)	(Zip Code)
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
As of May 10, 2021, the Registrant had 2,182,375 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,766	$17,885
Restricted cash	4,982	4,982
Accounts receivable, net	3,926	5,820
Federal and state income taxes receivable	—	76
Property tax and insurance deposits	4,450	7,637
Prepaid expenses and other	5,122	7,028
Total current assets	35,246	43,428
Property and equipment, net	647,895	655,731
Operating lease right-of-use assets, net	287	536
Other assets, net	3,470	3,138
Total assets	$686,898	$702,833
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,131	$14,967
Accrued expenses	41,992	48,515
Current portion of notes payable, net of deferred loan costs	261,346	304,164
Current portion of deferred income	3,883	3,984
Current portion of lease liabilities	245	421
Federal and state income taxes payable	383	249
Customer deposits	779	822
Total current liabilities	320,759	373,122
Lease liabilities, net of current portion	257	533
Other long-term liabilities	3,714	3,714
Notes payable, net of deferred loan costs and current portion	602,423	604,729
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value:	—	—
Authorized shares – 15,000; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized shares – 4,333; issued and outstanding shares – 2,182 and 2,084 in 2021 and 2020, respectively	22	21
Additional paid-in capital	189,143	188,978
Retained deficit	(429,420)	(468,264)
Total shareholders’ deficit	(240,255)	(279,265)
Total liabilities and shareholders’ deficit	$686,898	$702,833

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Resident revenue	$45,202	$105,616
Management fees	1,186	56
Community reimbursement revenue	15,260	457
Total revenues	61,648	106,129
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	36,758	75,402
General and administrative expenses	7,187	6,435
Facility lease expense	—	10,788
Stock-based compensation expense	166	596
Depreciation and amortization expense	9,283	15,715
Long-lived asset impairment	—	35,954
Community reimbursement expense	15,260	457
Total expenses	68,654	145,347
Other income (expense):
Interest income	4	54
Interest expense	(9,374)	(11,670)
Gain on facility lease modification and termination, net	—	11,240
Gain on extinguishment of debt	46,999	—
Loss on disposition of assets, net	(421)	(7,356)
Other income	8,705	1
Income (loss) from continuing operations before provision for income taxes	38,907	(46,949)
Provision for income taxes	(63)	(232)
Net income (loss)	$38,844	$(47,181)
Per share data:
Basic net income (loss) per share (1)	$18.87	$(23.28)
Diluted net income (loss) per share (1)	$18.80	$(23.28)
Weighted average shares outstanding — basic (1)	2,058	2,027
Weighted average shares outstanding — diluted (1)	2,066	2,027
Comprehensive income (loss)	$38,844	$(47,181)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 7 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock
	Shares (1)	Amount				Total
Balance at December 31, 2019	2,096	$319	$190,386	$(172,896)	$(3,430)	$14,379
Restricted stock awards (cancellations), net	(3)	—	—	—	—	—
Stock-based compensation	—	—	596	—	—	596
Net loss	—	—	—	(47,181)	—	(47,181)
Balance at March 31, 2020	2,093	319	190,982	(220,077)	(3,430)	(32,206)

Balance at December 31, 2020	2,084	21	188,978	(468,264)	—	(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—	—
Stock-based compensation	—	—	166	—	—	166
Net income	—	—	—	38,844	—	38,844
Balance at March 31, 2021	2,182	$22	$189,143	$(429,420)	$—	$(240,255)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 7 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$38,844	$(47,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,283	15,715
Amortization of deferred financing charges	358	464
Deferred income	(244)	137
Operating lease expense adjustment	(264)	(3,312)
Loss on disposition of assets, net	421	7,356
Gain on facility lease modification and termination, net	—	(11,240)
Gain on extinguishment of debt	(46,999)	—
Long-lived asset impairment	—	35,954
Provision for bad debts	365	745
Stock-based compensation expense	166	596
Changes in operating assets and liabilities:
Accounts receivable	1,528	(72)
Property tax and insurance deposits	3,187	4,059
Prepaid expenses and other	1,876	893
Other assets	(332)	(164)
Accounts payable	(933)	(1,047)
Accrued expenses	(4,302)	(7,648)
Other liabilities	—	13
Federal and state income taxes receivable/payable	210	224
Deferred resident revenue	143	(424)
Customer deposits	(43)	(69)
Net cash provided by (used in) operating activities	3,264	(5,001)
Investing Activities
Capital expenditures	(2,108)	(5,351)
Proceeds from disposition of assets	—	6,396
Net cash provided by (used in) investing activities	(2,108)	1,045
Financing Activities
Proceeds from notes payable	1,148	—
Repayments of notes payable	(3,406)	(4,922)
Cash payments for financing lease and financing obligations	(17)	(313)
Net cash used in financing activities	(2,275)	(5,235)
Decrease in cash and cash equivalents	(1,119)	(9,191)
Cash and cash equivalents and restricted cash at beginning of period	22,867	37,063
Cash and cash equivalents and restricted cash at end of period	$21,748	$27,872
Supplemental Disclosures
Cash paid during the period for:
Interest	$7,740	$10,798
Lease modification and termination	$—	$250
Income taxes	$3	$9
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of March 31, 2021, the Company operated 91 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents, including 60 senior housing communities which the Company owned, 15 properties that were in the process of transitioning legal ownership to Fannie Mae, and 16 communities that the Company managed on behalf of third parties. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying Consolidated Balance Sheet, as of December 31, 2020, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2020, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.  The Company meets the SEC’s definition of a “Smaller Reporting Company,” and therefore qualifies for the SEC’s reduced disclosure requirements for smaller reporting companies.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2021, and results of operations and cash flows for the three month periods ended March 31, 2021 and 2020. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021.
2. GOING CONCERN UNCERTAINTY
The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.
In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  Reduced controllable move-out activity during the COVID-19 pandemic may partially offset future adverse revenue impacts.
In addition, the outbreak of COVID-19 has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three months ended March 31, 2021 and 2020, the Company incurred $1.0 million and $0.1 million, respectively, in costs related to the COVID-19 pandemic.
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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $72.5 million of debt maturing and $13.2 million of debt service payments due during the remainder of fiscal 2021, (3) recurring operating losses and projected operating losses for fiscal periods through May 2022, (4) the Company's working capital deficiency and (5) noncompliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at March 31, 2021 and December 31, 2020 and noncompliance with certain financial covenants of its loan agreements with BBVA, USA ("BBVA") covering three properties at December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date that the interim March 31, 2021 financial statements are issued.
The Company has implemented plans as discussed below, which includes strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim March 31, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) cash from operations that will be used in operations, and (2) debt forbearance, refinancings or extensions to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•In the first quarter of 2019, the Company implemented a three-year operational improvement plan which began to show improved operating results during 2020, prior to the onset of the COVID-19 pandemic, and is expected to continue to drive incremental profitability improvements.
•The Company is in active discussions with Fifth Third Bank and BBVA to resolve its noncompliance with financial covenants at March 31, 2021, December 31, 2020 and September 30, 2020, as applicable, for debt totaling $72.5 million, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, subsequent to quarter end, Fifth Third Bank issued a notice of default letter and both loans are callable. In the event that either of these loans are accelerated, these loans have either 25% recourse (in the case of the $31.5 million Fifth Third loan) or full recourse (in the case of the $41.0 million BBVA loan) to Capital Senior Living Corporation.
•The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
•As of December 31, 2020, the Company has exited all master lease agreements in order to strengthen the Company's balance sheet and allow the Company to strategically invest in certain existing communities.
•In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders. In October 2020, the Company entered into an additional short-term forbearance agreement with Protective Life Insurance Company.
•In November 2020, the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. At the closing in November 2020, the Company entered into a management agreement with the successor owner to manage the community, pursuant to which the Company receives a management fee based on the gross revenues of the property.
•In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million, respectively, of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds were recorded as other income in the three months ended March 31, 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020.
•The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes estimated to be incurred from April 2020 through December 2020.  At March 31, 2021, the Company had deferred $7.4 million in payroll taxes, of which, $3.7 million is included in accrued expenses and $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.

•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. See “Note 6- Notes Payable.” When legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” During the three months ended March 31, 2021, Fannie Mae completed the transition of legal ownership of three properties and the Company recorded a gain on extinguishment of debt of $47.0 million. At March 31, 2021, the Company included $176.1 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $8.0 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
•The Company is evaluating possible debt and capital options.
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its interim March 31, 2021 financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, if at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the interim March 31, 2021 financial statements are issued.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of deposits required by certain counterparties as collateral pursuant to letters of credit. The deposit must remain so long as the letter of credit, which is subject to renewal annually, is outstanding.
The following table sets forth the Company’s cash and cash equivalents and restricted cash (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$16,766	$17,729
Restricted cash	4,982	10,143
	$21,748	$27,872
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
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at March 31, 2021 or December 31, 2020.
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided, which totaled approximately $44.4 million and $103.6 million for the three months ended March 31, 2021 and 2020, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.2 million and $3.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively. Deferred fees paid by our residents recognized into revenue during the three months ended March 31, 2021 and 2020 totaled approximately $3.3 million and $4.3 million, respectively, and were recognized as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At March 31, 2021 and December 31, 2020, the Company had contract liabilities for deferred community fees totaling approximately $0.7 million and $0.9 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of approximately $0.4 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under a contract that provides for periodic management fee payments to the Company. The Company recognized revenue from management fees of $1.2 million and $0.1 million, during the three months ended March 31, 2021, and 2020, respectively.  The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The related costs are included in “community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized community reimbursement revenue and expense of $15.3 million and $0.5 million during the three months ended March 31, 2021, and 2020, respectively.
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
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.6 million and $6.1 million at March 31, 2021, and December 31, 2020, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Affordable Care Act. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2021; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.
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

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 17 and 38 Texas communities for purposes of the TMT, for the three months ended March 31, 2021 and 2020, respectively, which contributes to the overall provision for income taxes.
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
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state tax audits for years prior to 2017 with the exception for Net Operating Losses originating from 2013.
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Potentially dilutive securities consist of unvested restricted shares and shares that could be issued under outstanding stock options. Potentially dilutive securities are excluded from the computation of net income (loss) per common share if their effect is antidilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$38,844	$(47,181)
Net income (loss) allocated to unvested restricted shares	—	—
Undistributed net income (loss) allocated to common shares	$38,844	$(47,181)
Weighted average shares outstanding – basic (1)	2,058	2,027
Effects of dilutive securities:
Employee equity compensation plans	8	—
Weighted average shares outstanding – diluted (1)	2,066	2,027
Basic net income (loss) per share – common shareholders	$18.87	$(23.28)
Diluted net income (loss) per share – common shareholders	$18.80	$(23.28)

(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 7 - Equity.
Awards of unvested restricted stock and restricted stock units representing approximately 101,030 shares and 9,816 stock options were antidilutive for the three months ended March 31, 2021. Awards of unvested restricted stock and restricted stock units representing approximately 62,200 shares and approximately 9,800 stock options, were antidilutive as a result of the net loss reported by the Company for the three months ended March 31, 2020. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020, respectively.
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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate. The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update.

4. IMPAIRMENT OF LONG-LIVED ASSETS
There were no impairments of long-lived assets during the three months ended March 31, 2021.
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
In March 2020, the Company entered into forbearance agreements with Ventas and Welltower, which, among other things, provided that the lease agreements covering the communities would be converted into property management agreements with the Company as manager on December 31, 2020 if the properties had not transitioned to a successor operator on or prior to such date (see “Note 5- Dispositions and Other Significant Transactions”). The Company’s leases with Ventas and Welltower were originally scheduled to mature during 2025 and 2026.  Due to the modification of the lease term and the expected impacts of the COVID-19 pandemic, the Company evaluated certain owned communities and all leased communities for impairment and tested the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values.  For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value.  For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio.  The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  These fair value measurements are considered Level 3 measurements within the valuation hierarchy.  During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.

5. DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
Disposition of Boca Raton, Florida Community
Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida, transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded an approximate $1.8 million gain on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020.
Disposition of Merrillville, Indiana Community
Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all master lease agreements.
As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”).  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its Master Lease Agreements with each of its landlords as further described below. The Company was not subject to any Master Lease Agreements during the three months ended March 31, 2021.
Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities. Pursuant to the Ventas Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Master Lease Agreement terminated on December 31, 2020.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released subsequent to March 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager or to transition the properties to a new operator.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of the remaining properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions for the properties that had not transitioned to other operators. At March 31, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement with Healthpeak (the "Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026. Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company will receive a management fee equal to 5% of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements related to those six properties.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were then subject to the Master Lease Agreement until the earlier of such time that the communities are sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for management of the seven communities. At March 31, 2021, the Company managed four properties on behalf of Healthpeak. Subsequent to quarter end, Healthpeak sold one property and terminated all agreements related to that property.

In April 2021, subsequent to quarter end, the Company executed an agreement with Healthpeak to amend and extend its existing management agreement for the remaining three properties managed by the Company on behalf of Healthpeak. The Company, in addition to a management fee based on a percentage of revenue, will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier. See "Note-12 Subsequent Events."
6. Notes Payable
Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Fixed mortgage notes payable	$743,008	$787,029
Variable mortgage notes	122,742	122,742
Notes payable - insurance	2,156	3,887
Notes payable - other	2,121	2,121
	$870,027	$915,779
Deferred financing costs, net	6,258	6,886
Total long-term debt	$863,769	$908,893
Less current portion	261,346	304,164
Total long-term debt, less current portion	$602,423	$604,729
Deferred Financing Charges
At March 31, 2021 and December 31, 2020, the Company had gross deferred loan costs of approximately $13.4 million and $14.0 million, respectively. Accumulated amortization was approximately $7.1 million at March 31, 2021 and December 31, 2020.

Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 properties.  On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one property.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.9 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.
As a result of the default, Fannie Mae filed a motion with the United States District Court requesting that a receiver be appointed over the 18 properties, which was approved by the court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the community is transitioned to a successor operator or legal ownership of the properties is transferred to Fannie Mae.  Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.
During the three months ended March 31, 2021, the Company completed the transfer of legal ownership of three of the communities back to Fannie Mae. As a result of the legal extinguishment of the debt and liabilities of such communities, the Company recognized a $47.0 million gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At March 31, 2021, the Company included $176.1 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $8.0 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining properties. At March 31, 2021, the Company continued to manage five properties on behalf of Fannie Mae, pursuant to a management agreement.
Letters of Credit
The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements which remained outstanding at March 31, 2021.
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation, which remained outstanding at March 31, 2021.
The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company.  The letters of credit remained outstanding as of March 31, 2020, but were subsequently surrendered to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.
The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the quarter ended March 31, 2020 and were included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.
Debt Covenant Compliance
The Company was not in compliance with a certain financial covenant of its loan agreement with Fifth Third Bank, covering two properties, as of March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. In May 2020, subsequent to quarter end, Fifth Third Bank issued a notice of default. In the event that this loan for $31.5 million is accelerated, the loan has 25% recourse to Capital Senior Living Corporation. The Company is in active discussions with Fifth Third Bank to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at March 31, 2021.
The Company was not in compliance with a certain financial covenant of its loan agreement with BBVA covering three properties as of December 31, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. As a result of the default, the loan is callable. In the event that this loan for $41.0 million is accelerated, the loan has full recourse to Capital Senior Living Corporation. The Company is in active discussions with BBVA to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $41.0 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at March 31, 2021.

Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at March 31, 2021.

7. EQUITY

Reverse Stock Split
On December 9, 2020, the Company’s Board of Directors approved and effected a Reverse Stock Split of the Company’s common stock at a ratio of 15-for-1 (the "Reverse Stock Split"). The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares. All share amounts for the three months ended March 31, 2020 have been recast to give effect to the 15-for-1 Reverse Stock Split.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit). All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the three months ended March 31, 2021 or 2020. In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury stock to available for issuance and recorded a reduction to additional paid in capital of $3.4 million.
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
Stock Options
The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Cancelled	Outstanding at End of Period
Options	9,816	—	—	—	9,816
At March 31, 2021, the options outstanding had no intrinsic value, a weighted-average remaining contractual life of 7.75 years, and a weighted average exercise price of $111.90.  At March 31, 2021, there was approximately $0.1 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.75 years.  At March 31, 2021, 6,479 options were exercisable, and the remaining options were unvested.  There were no stock options granted during the three months ended March 31, 2021.
Restricted Stock
The Company periodically grants restricted stock awards and units to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards and units without performance and market-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of three years, unless the award is subject to certain accelerated vesting requirements. Restricted stock awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends, upon vesting, and voting rights. For restricted stock awards with performance and market-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement.  Performance goals are evaluated periodically, and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed for performance-based awards.
The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	33,504	101,030	(3,881)	(3,444)	127,209
The restricted stock outstanding at March 31, 2021 had an intrinsic value of approximately $4.9 million.
During the three months ended March 31, 2021, the Company awarded 101,030 shares of restricted common stock to certain employees of the Company, of which 60,618 shares were subject to performance vesting conditions. The average market value of the common stock on the date of grant was $36.42 per share. These awards of restricted stock vest over a three-year period and had an intrinsic value of approximately $3.7 million on the date of grant.
The Company recognized $0.2 million and $0.6 million in stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense was $4.3 million as of March 31, 2021. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance stock awards and a one to three-year period for nonperformance-based stock awards, options and units.
9. CONTINGENCIES
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material detrimental impact on the consolidated financial statements of the Company.

10. FAIR VALUE MEASUREMENTS
Financial Instruments
The carrying amounts and fair values of financial instruments at March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,766	$16,766	$17,885	$17,885
Restricted cash	$4,982	$4,982	$4,982	$4,982
Notes payable, excluding deferred loan costs	$870,027	$775,431	$915,779	$846,134
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
Operating Lease Right-Of-Use Assets
The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $6.2 million for the three months ended March 31, 2020.  The fair value of the impaired assets was $14.6 million at March 31, 2020. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community.  There were no non-cash impairment charges to operating lease right-of-use assets during the three months ended March 31, 2021. See “Note 4- Impairment of Long-Lived Assets.”
Property and Equipment, Net
During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $29.8 million to property and equipment, net.  The fair value of the impaired assets was $10.5 million at March 31, 2020.  The fair value of the property and equipment, net of these communities was determined using the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  This fair value measurement is considered a Level 3 measurement within the valuation hierarchy. There were no non-cash impairment charges to property and equipment, net during the three months ended March 31, 2021. See “Note 4- Impairment of Long-Lived Assets.”
The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.
As of March 31, 2021, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about its ultimate impacts. Management’s estimates of the impacts of the pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration and costs of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.
11. LEASES
As of December 31, 2020, the Company had exited all master lease agreements under which the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes. At March 31, 2020, the Company leased 39 senior housing communities from certain real estate investment trusts (“REITs”). Under these facility lease agreements, the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes.
A summary of operating and financing lease expense (including the respective presentation on the consolidated statement of operations and comprehensive income (loss)) and cash flows from leasing transactions is as follows (in thousands):

	Three Months Ended March 31,
Operating Leases	2021	2020
Facility lease expense	$—	$10,787
General and administrative expenses	38	$200
Operating expenses, including variable lease expense of $0 and $1,513 in 2021 and 2020, respectively	34	$1,605
Total operating lease costs	$72	$12,592
Operating lease expense adjustment	264	$3,312
Operating cash flows from operating leases	$336	$15,904

	Three Months Ended March 31,
Financing Leases	2021	2020
Depreciation and amortization	$21	$36
Interest expense: financing lease obligations	4	8
Total financing lease costs	25	44
Operating cash flows from financing leases	$4	$36
Financing cash flows from financing leases	21	8
Total cash flows from financing leases	$25	$44
Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
Remainder 2021	$157	$66
2022	69	87
2023	44	82
2024	31	3
2025	2	—
Thereafter	—	—
Total	$303	$238
Less: Amount representing interest (present value discount)	(19)	(20)
Present value of lease liabilities	$284	$218
Less: Current portion of lease liabilities	(169)	(76)
Lease liabilities, net of current portion	$115	$142

12. SUBSEQUENT EVENTS
Fifth Third Bank Notice of Default
On May 3, 2021, the Company received notice of default from Fifth Third Bank.
Transactions Involving Certain Fannie Mae Loans
In the second quarter of 2021, subsequent to quarter end, Fannie Mae completed the transfer of ownership on three properties. As discussed in “Note 6- Notes Payable,” the transfer of legal ownership of these properties was probable at December 31, 2020 and accordingly, the Company disposed of all assets related to these property in the year ended December 31, 2020. As a result of the change in legal ownership, the Company will de-recognize all of the debt and related liabilities for these properties in the second quarter of fiscal 2021.
Management Agreement with Healthpeak
In April 2021, subsequent to quarter end, the Company executed an agreement with Healthpeak to amend and extend its existing management agreement for the remaining three properties managed by the Company on behalf of Healthpeak. The Company will receive a management fee which includes a percentage of revenue and a monthly flat fee with escalating flat fee amounts after three months until the properties are sold or December 31, 2021, whichever is earlier.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the impact of COVID-19, the Company's near term debt maturities, and other conditions and events described herein on the Company's ability to continue as a going concern; the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of COVID-19; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. On December 9, 2020, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-15, which became effective on December 11, 2020. Accordingly, all of the Company’s common share, equity award and per-share amounts have been adjusted to reflect such reverse stock split for all prior periods presented.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2021 and 2020, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company is one of the leading owner-operators of senior housing communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care which may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of March 31, 2021, the Company operated 91 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents, including 60 senior housing communities that the Company owned, 15 properties that were in the process of transitioning legal ownership to Fannie Mae, and 16 communities that the Company managed on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.
In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  Reduced controllable move-out activity during the COVID-19 pandemic may partially offset future adverse revenue impacts.
In addition, the outbreak of COVID-19 has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three months ended March 31, 2021 and 2020, the Company incurred $1.0 million and $0.1 million, respectively, in costs related to the COVID-19 pandemic.
As of April 2021, subsequent to quarter-end, the Company completed the second and third round vaccine clinics at 100% of its communities, and COVID-19 positive cases have been reduced to nearly zero across our properties. Further leading indicators, such as leads and tours, continue to improve, which indicates that demand for senior housing and services is beginning to rebound.
In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds have been recorded as other income in the three months ended March 31, 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020 and has applied for additional federal and state funding.
The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes estimated to be incurred from April 2020 through December 2020.  At March 31, 2021, the Company had deferred $7.4 million in payroll taxes, of which $3.7 million is included in accrued expenses and $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.
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
We cannot, at this time, predict with reasonable certainty the impacts that the COVID-19 pandemic ultimately will have on our business, results of operations, cash flow, and liquidity, and our preparation and response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impact of the COVID-19 pandemic will depend on many factors, many of which cannot be foreseen, including: (i) the duration, severity and geographic concentrations of the

COVID-19 pandemic and any resurgence, second waves or new strains of the disease; (ii) the impact of COVID-19 on the nation’s economy and debt and equity markets at large and the local economies in our markets; (iii) the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines, and the prioritization of such resources among businesses and demographic groups; (iv) governmental financial and regulatory relief efforts that may become available to businesses and individuals; (v) concerns over and the perceptions of the safety of senior living communities during and after the pandemic; (vi) changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; (vii) the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets caused by the COVID-19 pandemic; (viii) changes in the acuity levels of our new residents; (ix) the disproportionate impact of the COVID-19 pandemic on seniors generally and those residing in our communities; (x) the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; (xi) the impact of the COVID-19 pandemic on our ability to (1) complete equity and debt financings, refinancing, or other transactions (including dispositions) or (2) generate sufficient cash flow to cover required interest payments and to satisfy financial and other covenants in our debt documents; (xii) increased regulatory requirements and enforcement actions resulting from the COVID-19 pandemic, including those that may limit our collection efforts for delinquent accounts; and (xiii) the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic or our associated response efforts.
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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $72.5 million of debt maturing and $13.2 million of debt service payments due during the remainder of fiscal 2021, (3) recurring operating losses and projected operating losses for fiscal periods through May 2022, (4) the Company's working capital deficiency and (5) non-compliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at March 31, 2021 and December 31, 2020 and non-compliance with certain financial covenants of its loan agreements with BBVA covering three properties at December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date its interim March 31, 2021 financial statements are issued.
The Company has implemented plans as discussed below, which includes strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim March 31, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) cash from operations that will be used in operations, and (2) debt forbearance, refinancings or extensions to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•In the first quarter of 2019, the Company implemented a three-year operational improvement plan which began to show improved operating results during 2020, prior to the onset of the COVID-19 pandemic, and is expected to continue to drive incremental profitability improvements.
•The Company is in active discussions with Fifth Third Bank and BBVA to resolve its noncompliance with financial covenants at March 31, 2021, December 31, 2020 and September 30, 2020, as applicable, for debt totaling $72.5 million, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, subsequent to quarter end, Fifth Third Bank issued a notice of default letter, and both loans are callable. In the event that either of these loans are accelerated, these loans have either 25% recourse (in the case of the $31.5 million Fifth Third loan) or full recourse (in the case of the $41.0 million BBVA loan) to Capital Senior Living Corporation.

•The Company has implemented additional proactive spending reductions to improve liquidity, including reduced discretionary spending and monitoring capital spending.
•As of December 31, 2020, the Company has exited all master lease agreements in order to strengthen the Company's balance sheet and allow the Company to strategically invest in certain existing communities.
•In May 2020, the Company entered into short-term debt forbearance agreements with a number of its lenders. In October 2020, the Company entered into an additional short-term forbearance agreement with Protective Life Insurance Company.
•In November 2020, the Company closed on the sale of one senior housing community located in Canton, Ohio, for a total purchase price of $18.0 million and received approximately $6.4 million in net proceeds after retiring outstanding mortgage debt of $10.8 million and paying customary transaction and closing costs. At closing, in November 2020, the Company entered into a management agreement with the successor owner to manage the community, pursuant to which the Company receives a management fee based on the gross revenues of the property.
•In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million, respectively, of cash for grants from the Provider Relief Fund Phase 2 and 3 General Distribution, which was expanded by the CARES Act. The $8.7 million Phase 3 Provider Relief Funds have been recorded as other income in the three months ended March 31, 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020.
•The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes estimated to be incurred from April 2020 through December 2020.  At March 31, 2021, the Company had deferred $7.4 million in payroll taxes, of which $3.7 million is included in accrued expenses and $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.
•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that are either underperforming or are in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. When legal ownership of the properties transfers to Fannie Mae and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” In the three months ended March 31, 2021, Fannie Mae completed the transition of legal ownership of three properties and the Company recorded a gain on extinguishment of debt of $47.0 million. At March 31, 2021, the Company included $176.1 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $8.0 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
•The Company is evaluating possible debt and capital options.
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its interim March 31, 2021 financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, if at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the interim March 31, 2021 financial statements are issued.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The United States broadly continues to experience the pandemic caused by COVID-19, which has significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.

Significant Financial and Operational Highlights
Revenues for the first quarter of 2021 were down 57% compared to the first quarter of 2020 as the Company completed its termination of all underperforming leases by December 31, 2020, resulting in 39 fewer leased communities in the consolidated portfolio than compared with the prior comparable period. These reductions in revenues that were primarily driven by volume reductions from property dispositions also drove corresponding reductions in operating expenses.
During the first quarter of 2021, the Company completed the transition of the legal ownership of three of its communities to Fannie Mae, the holder of the non-recourse debt related to such properties, and recognized a gain on the extinguishment of debt and de-recognition of liabilities of those properties of $47.0 million.
During the first quarter of 2021, the Company accepted $8.7 million of cash under the CARES Act Phase 3 Provider Relief funds which have been recorded as other income in the three months ended March 31, 2021.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all master lease agreements.
As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”).  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its Master Lease Agreements with each of its landlords as further described below. The Company was not subject to any Master Lease Agreements during the three months ended March 31, 2021.
Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities. Pursuant to the Ventas Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Master Lease Agreement terminated on December 31, 2020.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021.

Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower lease agreements were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020. In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released subsequent to March 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager or to transition the properties to a new operator.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020. As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 4- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of certain properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions for the properties that had not transitioned to other operators. At March 31, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement with Healthpeak (the "Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026. Such Master Lease Agreement terminated and was converted into a Management Agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company receives a management fee equal of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements related to those six properties.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease pursuant to which the Company agreed to manage the seven communities that were then subject to the Master Lease Agreement until the earlier of such time that the communities are sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for management of the seven communities. At March 31, 2021, the Company managed four properties on behalf of Healthpeak. Subsequent to quarter end, Healthpeak sold one property and terminated all agreements related to that property.
In April 2021, subsequent to quarter end, the Company executed an agreement with Healthpeak to amend and extend its existing management agreement for the remaining three properties managed by the Company on behalf of Healthpeak. The Company, in addition to a management fee based on a percentage of revenue, will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier.

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

	Three months ended March 31,
	2021		2020
	$	%	$	%
Revenues:
Resident revenue	$45,202	73.3	$105,616	99.5
Management fees	1,186	1.9	56	0.1
Community reimbursement revenue	15,260	24.8	457	0.4
Total revenues	61,648	100.0	106,129	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	36,758	59.6	75,402	71.0
General and administrative expenses	7,187	11.7	6,435	6.1
Facility lease expense	—	—	10,788	10.2
Stock-based compensation expense	166	0.3	596	0.6
Depreciation and amortization expense	9,283	15.1	15,715	14.8
Long-lived asset impairment	—	—	35,954	33.9
Community reimbursement expense	15,260	24.8	457	0.4
Total expenses	68,654	111.4	145,347	137.0
Other income (expense):
Interest income	4	—	54	0.1
Interest expense	(9,374)	(15.2)	(11,670)	(11.0)
Gain on facility lease modification and termination, net	—	—	11,240	10.6
Gain on extinguishment of debt	46,999	76.2	—	—
Loss on disposition of assets, net	(421)	(0.7)	(7,356)	(6.9)
Other income	8,705	14.1	1	—
Income (loss) from continuing operations before provision for income taxes	38,907	63.0	(46,949)	(44.2)
Provision for income taxes	(63)	(0.1)	(232)	(0.2)
Net income (loss)	$38,844	62.9	$(47,181)	(44.4)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues.
When comparing the first quarter of fiscal 2021 to the first quarter of fiscal 2020, the Company generated resident revenue of approximately $45.2 million, compared to resident revenue of approximately $105.6 million, respectively, representing a decrease of approximately $60.4 million, or 57%.  The decrease in revenue is generated from significant property dispositions throughout 2020, including: (1) the sale of two owned properties, one of which transitioned to a management agreement with the successor owner; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; and (3) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities. Together, these actions accounted for a decrease in revenue of approximately $43.9 million. The remaining decrease was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and small reductions in average monthly rent. The decrease in the total occupancy was primarily due to reduced move-in activity related to the COVID-19 pandemic and our response efforts.
The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $1.2 million and $15.3 million, respectively, which were due to the Company’s management of 19 communities during the first quarter of 2021.
Expenses.
Total expenses were $68.7 million in the first quarter of fiscal 2021 compared to $145.3 million in the first quarter of fiscal 2020, representing a decrease of $76.6 million, or 53%. This decrease is primarily the result of a $38.6 million decrease in operating expenses, a $10.8 million decrease in facility lease expenses, a $6.4 million decrease in depreciation expense, a $36.0 million decrease in non-cash impairment charges and a $0.4 million decrease in stock-based compensation expense, partially offset by a $14.8 million increase in community reimbursement expense and a $0.7 million increase in general and administrative expenses.
•The quarter-over-quarter decrease in operating expenses of $38.6 million is primarily due to a $21.7 million decrease in labor and employee-related expenses, a $3.0 million decrease in food expense, a $1.5 million decrease in legal and transaction costs, a $2.8 million decrease in utilities, a $1.3 million decrease in advertising and promotions expense and a $8.3 million decrease in all other operating expenses, all of which were primarily due to the disposition of communities since the first quarter of 2020.
•The increase in general and administrative expenses of $0.7 million is primarily due to a $1.0 million increase in employee incentive and retention bonus programs, and $1.2 million higher employee benefits and health insurance claims, partially offset by reductions of approximately $0.3 million in travel and other expenses and $1.2 million in transaction costs incurred in the first quarter of 2020, which were related to the lease amendments and terminations in the prior year.
•The $10.8 million decrease in facility lease expense is primarily attributable to the termination of all of the Company's Master Lease Agreements during fiscal 2020.
•The $0.4 million decrease in stock-based compensation expense is primarily attributable to previously issued stock awards vesting and becoming fully amortized.
•The $6.4 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
•During the first quarter of 2020, the Company recorded $36.0 million of non-cash impairment charges with no comparable charges in the first quarter of 2021.
•The $14.8 million increase in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company began providing management services on March 1, 2020.
Other income and expense.
•Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•Interest expense decreased in the first quarter of fiscal 2021 when compared to the first quarter of fiscal 2020 primarily due to the early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and the completion of the transition of the ownership of three communities to Fannie Mae in the first quarter of 2021.

•The gain on extinguishment of debt of $47.0 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of three of the Company's communities back to Fannie Mae, the holder of the non-recourse debt related to such properties.
•Other income of $8.7 million is the cash received for the Phase 3 General Distribution of the CARES Act for healthcare related expenses or lost revenues attributable to COVID-19.
Provision for income taxes.
Provision for income taxes for the three months ended March 31, 2021 was $0.1 million, or 0.2% of net income before income taxes, compared to a provision for income taxes of $0.2 million, or 0.5% of loss before income taxes, for the three months ended March 31, 2020 . The effective tax rates for the first quarters of fiscal 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 17 and 38 Texas communities at March 31, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $38.8 million for the three months ended March 31, 2021, compared to net loss and comprehensive loss of $47.2 million for the three months ended March 31, 2020.
Liquidity and Capital Resources
In addition to approximately $16.8 million of unrestricted cash balances on hand as of March 31, 2021, the Company’s principal sources of liquidity are expected to be cash flows from operations and additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of owned assets. The Company is implementing plans, which includes strategic and cash-preservation initiatives, which are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. See “Going Concern and Management’s Plan.”  The Company’s long-term capital requirements are and will be dependent on its ability to access additional funds through the debt and/or equity markets or additional sales of assets. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio including debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.
In summary, the Company’s cash flows were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$3,264	$(5,001)
Net cash provided by (used in) investing activities	(2,108)	1,045
Net cash used in financing activities	(2,275)	(5,235)
Net decrease in cash and cash equivalents	$(1,119)	$(9,191)

Operating activities.
The net cash provided by operating activities for the three months ended March 31, 2021 primarily results from net income of $38.8 million, decreases in cash flows from current assets of $6.3 million, decreases from current liabilities of $4.9 million and net non-cash charges of $36.9 million. The net cash used in operating activities for the three months ended March 31, 2020, primarily results from net loss of $47.2 million, a decrease in accrued expenses of $7.7 million, an operating lease expense adjustment of $3.3 million, a decrease in accounts payable of $1.0 million, an increase in other assets of $0.2 million, and a decrease in deferred resident revenue of $0.4 million, partially offset by net non-cash charges of $46.4 million, a decrease in tax and insurance deposits of $4.1 million, and a decrease in prepaid expenses of $0.9 million.
Investing activities.
The net cash used in investing activities for the three months ended March 31, 2021 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $2.1 million. The net cash provided by investing activities for the three months ended March 31, 2020 primarily results from the Company's receipt of $6.4 million in proceeds from the disposition of assets, partially offset by capital expenditures associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities of $5.4 million.
Financing activities.
The net cash used in financing activities for the three months ended March 31, 2021 primarily results from repayments of notes payable of $3.4 million offset by $1.1 million of proceeds from debt for cash advances for the Fannie Mae properties in the process of transitioning legal ownership back to Fannie Mae. The net cash used in financing activities for the three months ended March 31, 2020 primarily results from repayments of notes payable of $4.9 million and payments on financing obligations of $0.3 million.
Debt transactions.
Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 properties.  On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one property.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties with forbearance agreements.  The Company elected not to pay $3.9 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.
As a result of the default, Fannie Mae filed a motion with the United States District Court requesting that a receiver be appointed over the 18 properties, which was approved by the court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the communities is transferred to a successor operator or legal ownership of the properties is transferred to Fannie Mae. Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae had been forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.
During the three months ended March 31, 2021, the Company completed the transfer of legal ownership of three of the communities back to Fannie Mae. As a result of the legal extinguishment of the debt and liabilities related to those communities, the Company recognized a $47.0 million gain on extinguishment of debt in accordance with ASC 470. At March 31, 2021, the Company included $176.1 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $8.0 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining properties. At March 31, 2021, the Company continued to manage five properties on behalf of Fannie Mae, pursuant to a management fee.
Letters of Credit
The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements, which remained outstanding at March 31, 2021.
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation, which remained outstanding at March 31, 2021.
Debt Covenant Compliance
Certain of our debt agreements contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum debt service coverage ratios, in each case on a multi-community basis. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee, divided by the debt (principal and interest). Furthermore, our debt is secured by our communities and if an event of default has occurred under any of our debt, subject to cure provisions in certain instances, the respective lender would have the right to declare all the related outstanding amounts of indebtedness immediately due and payable, foreclose on our mortgaged communities, and/or pursue other remedies available to such lender. We cannot provide assurance that we would be able to pay the debts if they became due upon acceleration following an event of default.
We were not in compliance with a certain financial covenant of our loan agreement with Fifth Third Bank, covering two properties at March 31, 2021, December 31, 2020 and September 30, 2020 in which a minimum debt service coverage ratio must be maintained, which constitutes a default. In May 2020, subsequent to quarter end, Fifth Third Bank issued a notice of default. The Company is in active discussions with Fifth Third Bank to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at March 31, 2021.
We were not in compliance with a certain financial covenant of our loan agreement with BBVA covering three properties as of December 31, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. As a result of the default, the loan is callable. The Company is in active discussions with BBVA to resolve this noncompliance, but cannot give any assurance that a mutually agreed resolution will be reached. The Company included $41.0 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at March 31, 2021.
Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at March 31, 2021.
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

Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual report on Form 10-K, the Company’s CEO and PFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are ineffective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS.
The following risk factors are in addition to the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021.  The effects of the events and circumstances described in the following risk factors may, directly or indirectly, heighten, exacerbate or otherwise bring to fruition many of the risks and uncertainties contained in our annual, quarterly and periodic reports filed with the SEC.
If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.
As noted elsewhere in this Quarterly Report on Form 10-Q, due to the impact of the COVID-19 pandemic on our financial position and our upcoming debt maturities, management has concluded that there is substantial doubt about our ability to continue as a going concern. We have taken, and intend to take, actions to improve our liquidity position and to address the uncertainty about our ability to operate as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.
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

There are various financial covenants and other restrictions in certain of our debt instruments, including provisions which:

•require us to meet specified financial tests at the subsidiary company level, which include, but are not limited to, tangible net worth requirements;
•require us to meet specified financial tests at the community level;
•require us to maintain the physical condition of the community and meet certain minimum spending levels for capital and leasehold improvements; and
•require consent for changes in control of us.

If we fail to comply with any of these requirements, then the related indebtedness could become due and payable prior to their stated dates. We cannot assure that we could pay these debt obligations if they became due prior to their stated dates.

Pursuant to the forbearance agreements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Transactions Involving Certain Fannie Mae Loans,” we withheld loan payments due under loan agreements with Fannie Mae covering certain of our communities. In addition, we were not in compliance with certain financial covenants of our loan agreements with Fifth Third Bank covering two properties and our loan with BBVA, USA (“BBVA”) covering three properties as of March 31, 2021, December 31, 2020 and September 30, 2020, as applicable and as a result of such defaults, the debt has become callable. In May 2020, subsequent to quarter end, Fifth Third Bank issued a notice of default. In the event that either of these loans are accelerated, these loans have either 25% recourse (in the case of the $31.5 million Fifth Third loan) or full recourse (in the case of the $41.0 million BBVA loan) to Capital Senior Living Corporation. We are in active discussions with Fifth Third Bank and BBVA to resolve these defaults. However, we cannot give any assurance that a mutually agreeable resolution will be reached.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2020	32,941	$199.45	32,941	$6,570,222
January 1 – January 31, 2021	—	—	—	6,570,222
February 1 – February 28, 2021	—	—	—	6,570,222
March 1 – March 31, 2021	—	—	—	6,570,222
Total at March 31, 2021	32,941	$199.45	32,941	$6,570,222
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

10.2
Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman. (Incorporated by reference to exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

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
*Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Capital Senior Living Corporation

(Registrant)

By:	/s/ Tiffany L. Dutton
Tiffany L. Dutton
Senior Vice President- Accounting and Finance and Principal Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 14, 2021