Form 10-Q
period 2021-06-30
CAPITAL SENIOR LIVING CORP
filed 2021-08-13
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 10, 2021, the Registrant had 2,190,599 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,556	$17,885
Restricted cash	4,982	4,982
Accounts receivable, net	3,970	5,820
Federal and state income taxes receivable	—	76
Property tax and insurance deposits	4,550	7,637
Prepaid expenses and other	5,244	7,028
Total current assets	33,302	43,428
Property and equipment, net	642,003	655,731
Operating lease right-of-use assets, net	219	536
Other assets, net	3,351	3,138
Total assets	$678,875	$702,833
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,922	$14,967
Accrued expenses	43,172	48,515
Current portion of notes payable, net of deferred loan costs	232,060	304,164
Current portion of deferred income	3,964	3,984
Current portion of lease liabilities	197	421
Federal and state income taxes payable	187	249
Customer deposits	754	822
Total current liabilities	298,256	373,122
Lease liabilities, net of current portion	219	533
Other long-term liabilities	3,714	3,714
Notes payable, net of deferred loan costs and current portion	567,346	604,729
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized shares – 4,333; issued and outstanding shares – 2,194 and 2,084 in 2021 and 2020, respectively	22	21
Additional paid-in capital	189,660	188,978
Retained deficit	(380,342)	(468,264)
Total shareholders’ deficit	(190,660)	(279,265)
Total liabilities and shareholders’ deficit	$678,875	$702,833

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Resident revenue	$46,649	$99,442	$91,851	$205,058
Management fees	763	159	1,949	215
Community reimbursement revenue	10,130	1,876	25,390	2,333
Total revenues	57,542	101,477	119,190	207,606
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	37,568	71,307	74,326	146,709
General and administrative expenses	8,839	6,473	16,026	12,908
Facility lease expense	—	6,520	—	17,308
Stock-based compensation expense	517	478	683	1,074
Depreciation and amortization expense	9,025	16,321	18,308	32,036
Long-lived asset impairment	—	—	—	35,954
Community reimbursement expense	10,130	1,876	25,390	2,333
Total expenses	66,079	102,975	134,733	248,322
Other income (expense):
Interest income	1	15	5	69
Interest expense	(9,499)	(11,233)	(18,873)	(22,903)
Gain on facility lease modification and termination, net	—	—	—	11,240
Gain on extinguishment of debt	67,213	—	114,212	—
Loss on disposition of assets, net	—	—	(421)	(7,356)
Other income (expense)	(2)	(8)	8,703	(7)
Income (loss) from continuing operations before provision for income taxes	49,176	(12,724)	88,083	(59,673)
Provision for income taxes	(98)	(29)	(161)	(261)
Net income (loss)	$49,078	$(12,753)	$87,922	$(59,934)
Per share data:
Basic net income (loss) per share (1)	$23.81	$(6.25)	$42.68	$(29.47)
Diluted net income (loss) per share (1)	$23.49	$(6.25)	$42.33	$(29.47)
Weighted average shares outstanding — basic (1)	2,061	2,039	2,060	2,033
Weighted average shares outstanding — diluted (1)	2,089	2,039	2,077	2,033
Comprehensive income (loss)	$49,078	$(12,753)	$87,922	$(59,934)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 8 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock
	Shares (1)	Amount				Total
Balance at December 31, 2019	2,096	$319	$190,386	$(172,896)	$(3,430)	$14,379
Restricted stock awards (cancellations), net	(3)	—	—	—	—	—
Stock-based compensation	—	—	596	—	—	596
Net loss	—	—	—	(47,181)	—	(47,181)
Balance at March 31, 2020	2,093	319	190,982	(220,077)	(3,430)	(32,206)
Restricted stock awards (cancellations), net	3	—	—	—	—	—
Stock-based compensation	—	—	478	—	—	478
Net loss	—	—	—	(12,753)	—	(12,753)
Balance at June 30, 2020	2,096	319	191,460	(232,830)	(3,430)	(44,481)

Balance at December 31, 2020	2,084	21	188,978	(468,264)	—	(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—	—
Stock-based compensation	—	—	166	—	—	166
Net income	—	—	—	38,844	—	38,844
Balance at March 31, 2021	2,182	$22	$189,143	$(429,420)	$—	$(240,255)
Restricted stock awards (cancellations), net	12	—	—	—	—	—
Stock-based compensation	—	—	517	—	—	517
Net income	—	—	—	49,078	—	49,078
Balance at June 30, 2021	2,194	$22	$189,660	$(380,342)	$—	$(190,660)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 8 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$87,922	$(59,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,308	32,036
Amortization of deferred financing charges	742	931
Deferred income	(161)	(51)
Operating lease expense adjustment	(282)	(13,852)
Loss on disposition of assets, net	421	7,356
Gain on facility lease modification and termination, net	—	(11,240)
Long-lived asset impairment	—	35,954
Gain on extinguishment of debt	(114,212)	—
Provision for bad debts	524	1,409
Stock-based compensation expense	683	1,074
Changes in operating assets and liabilities:
Accounts receivable	1,325	(1,576)
Property tax and insurance deposits	3,087	2,671
Prepaid expenses and other	3,240	(16)
Other assets	(213)	(1,715)
Accounts payable	5,171	(193)
Accrued expenses	322	6,351
Other liabilities	—	—
Federal and state income taxes receivable/payable	14	227
Deferred resident revenue	141	(55)
Customer deposits	(68)	(121)
Net cash provided by (used in) operating activities	6,964	(744)
Investing Activities
Capital expenditures	(4,753)	(8,081)
Proceeds from disposition of assets	—	6,396
Net cash used in investing activities	(4,753)	(1,685)
Financing Activities
Proceeds from notes payable	1,148	2,172
Repayments of notes payable	(6,671)	(7,639)
Cash payments for financing lease and financing obligations	(17)	(311)
Deferred financing charges paid	—	(14)
Net cash used in financing activities	(5,540)	(5,792)
Decrease in cash and cash equivalents	(3,329)	(8,221)
Cash and cash equivalents and restricted cash at beginning of period	22,867	37,063
Cash and cash equivalents and restricted cash at end of period	$19,538	$28,842
Supplemental Disclosures
Cash paid during the period for:
Interest	$15,173	$16,932
Lease modification and termination	$—	$6,791
Income taxes	$297	$11
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of June 30, 2021, the Company operated 84 senior housing communities in 19 states with an aggregate capacity of approximately 10,000 residents, including 60 senior housing communities that the Company owned, 9 properties that were in the process of transitioning legal ownership to Fannie Mae, and 15 communities that the Company managed on behalf of third parties. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying Consolidated Balance Sheet, as of December 31, 2020, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2020, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2021, and results of operations and cash flows for the three and six month periods ended June 30, 2021 and 2020. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021.

2. COVID-19 PANDEMIC

The United States broadly continues to experience the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.
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
In addition, the outbreak of COVID-19 has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three and six months ended June 30, 2021 the Company incurred $0.2 million and $1.3 million, respectively, in costs related to the COVID-19 pandemic and during the three and six months ended June 30, 2020 the Company incurred $2.9 million and $3.2 million, respectively, in costs related to the COVID-19 pandemic.
In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million, respectively, of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds were recorded as other income in the six months ended June 30, 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020.

The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes estimated to be incurred from April 2020 through December 2020. At June 30, 2021, $3.7 million of deferred amounts is included in accrued expenses, and the remaining $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.
3. GOING CONCERN UNCERTAINTY
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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $121.3 million of debt maturing in the next 12 months, which includes $72.0 million due in December 2021, $37.0 million due in the second quarter of fiscal 2022 and $12.3 million of debt service payments, (3) the Company's working capital deficiency and (4) noncompliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 and noncompliance with certain financial covenants of its loan agreements with BBVA, USA ("BBVA") covering three properties at June 30, 2021 and December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date that the interim June 30, 2021 financial statements are issued.
The Company has implemented plans as discussed below, which includes strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim June 30, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be cash flows from operations, the private placement of convertible preferred stock and common stock rights offering discussed below and debt refinancings or extensions, to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•In August 2021, subsequent to quarter end, the Company executed a one year extension of the Company's $40.5 million loan with BBVA covering three of the Company's properties, with an option to extend an additional six months. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained. See "Note 13- Subsequent Events."
•The Company is in active discussions with Fifth Third Bank to resolve its noncompliance with financial covenants at June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 for debt totaling $31.5 million at June 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation.
•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that were either underperforming or were in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. See “Note 7- Notes Payable.” When legal ownership of the properties transfers to Fannie Mae or its designees and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” During the three and six months ended June 30, 2021, Fannie Mae completed the transition of legal ownership of six and nine of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of

$67.2 million and $114.2 million, respectively. At June 30, 2021, the Company included $112.7 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $6.5 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
•In July 2021, subsequent to quarter-end, the Company entered into an investment agreement with Conversant Capital, LLC ("Conversant"), pursuant to which affiliates of Conversant have agreed to purchase $82.5 million of the Company's Series A Convertible Stock ("Convertible Preferred Stock") in a private placement, to backstop $42.5 million of an approximately $70.0 million rights offering of the Company's common stock through the purchase of additional shares of the Company's Convertible Preferred Stock, and to provide a $25.0 million accordion. The minimum initial gross proceeds from the proposed transaction will total $125.0 million in aggregate. The proposed transaction is subject to approval by the Company’s stockholders and other customary closing conditions. In conjunction with the proposed transaction, the Company entered into a $17.3 million promissory note, $15.0 million of which bears interest at 15% and will be converted into the Convertible Preferred Stock upon closing of the private placement (or paid down with the proceeds of the private placement). See "Note 13- Subsequent Events."
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its interim June 30, 2021 financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, if at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the interim June 30, 2021 financial statements are issued.
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
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of deposits required by certain counterparties as collateral pursuant to letters of credit. The deposit must remain so long as the letters of credit, which are subject to renewal annually, is outstanding.
The following table sets forth the Company’s cash and cash equivalents and restricted cash (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$14,556	$25,460
Restricted cash	4,982	3,382
	$19,538	$28,842
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
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at June 30, 2021 or December 31, 2020.
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided, which totaled approximately $46.0 million and $90.5 million for the three and six months ended June 30, 2021, respectively and approximately $97.8 million and $201.4 million for the three and six months ended June 30, 2020, respectively. The Company's residency agreements are generally short term in nature, with durations of one year or less, and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At June 30, 2021 and December 31, 2020, the Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling approximately $3.2 million and $3.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
Revenue for certain ancillary services is recognized as services are provided and includes fees for certain services, such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears and totaled approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and approximately $0.6 million and $1.5 million for the three and six months ended June 30, 2020, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At June 30, 2021 and December 31, 2020, the Company had contract liabilities for deferred community fees totaling approximately $0.7 million and $0.9 million, respectively which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of approximately $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively and $1.1 million and $2.2 million during the three and six months ended June 30, 2020, respectively.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under a contract that provides for periodic management fee payments to the Company. The Company recognized revenue from management fees of $0.8 million and $1.9 million during the three and six months ended June 30, 2021, respectively and $0.2 million for both the three and six months ended June 30, 2020, respectively.  The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The related costs are included in “community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized community reimbursement revenue and expense of $10.1 million and $25.4 million during the three and six months ended June 30, 2021, respectively and $1.9 million and $2.3 million during the three and six months ended June 30, 2020, respectively.
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
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.0 million and $6.1 million at June 30, 2021, and December 31, 2020, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2021; however, it is possible that actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.
The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including among other factors, potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, it is possible the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities for purposes of the TMT for the six months ended June 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. As of December 31, 2020, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its U.S. and state net deferred tax assets.  The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide enhanced financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” to be upheld on audit based solely on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state tax audits for years prior to 2017 with the exception for net operating losses originating from 2013.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$49,078	$(12,753)	$87,922	$(59,934)
Net income (loss) allocated to unvested restricted shares	—	—	—	—
Undistributed net income (loss) allocated to common shares	$49,078	$(12,753)	$87,922	$(59,934)
Weighted average shares outstanding – basic (1)	2,061	2,039	2,060	2,033
Effects of dilutive securities:
Employee equity compensation plans	28	—	17	—
Weighted average shares outstanding – diluted (1)	2,089	2,039	2,077	2,033
Basic net income (loss) per share – common shareholders	$23.81	$(6.25)	$42.68	$(29.47)
Diluted net income (loss) per share – common shareholders	$23.49	$(6.25)	$42.33	$(29.47)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 8 - Equity.
Awards of unvested restricted stock and restricted stock units representing approximately 75,072 shares and 9,816 stock options were antidilutive for the three and six months ended June 30, 2021. Awards of unvested restricted stock and restricted stock units representing approximately 47,933 shares and approximately 9,800 stock options were antidilutive as a result of the net loss reported by the Company for the three and six months ended June 30, 2020. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020, respectively.
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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate. The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by ASU 2020-04.

5. IMPAIRMENT OF LONG-LIVED ASSETS
There were no impairments of long-lived assets during the three and six months ended June 30, 2021 or for the three months ended June 30, 2020.
During the first quarter of 2020, the Company determined that the modifications of certain of its master lease agreements (see “Note 6- Dispositions and Other Significant Transactions”) and adverse impacts on the Company’s operating results resulting from the COVID-19 pandemic were indicators of potential impairment of its long-lived assets. As such, the Company evaluated its long-lived asset groups for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets.

In March 2020, the Company entered into forbearance agreements with Ventas Inc. ("Ventas") and Welltower, Inc. ("Welltower") which, among other things, provided that the lease agreements covering the communities would be converted into property management agreements with the Company as manager on December 31, 2020 if the properties had not transitioned to successor operators on or prior to such date (see “Note 6- Dispositions and Other Significant Transactions”). The Company’s leases with Ventas and Welltower were originally scheduled to mature in 2025 and 2026.  Due to the modification of the lease term and the expected impacts of the COVID-19 pandemic, the Company evaluated certain owned communities and all leased communities for impairment and tested the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values.  For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value.  For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  These fair value measurements are considered Level 3 measurements within the valuation hierarchy.  During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.
6. DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
Disposition of Boca Raton, Florida Community
Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida, transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak Properties, Inc. ("Healthpeak"), a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded a gain of approximately $1.8 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020.
Disposition of Merrillville, Indiana Community
Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all of its master lease agreements.
As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”).  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its master lease agreements with each of its landlords as further described below. The Company was not subject to any master lease agreements during the six months ended June 30, 2021.
Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas.  The term of the Ventas lease agreement was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its master lease agreement with Ventas (the "Ventas Master Lease Agreement") covering all seven communities. Pursuant to the Ventas Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Ventas Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Ventas Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Ventas Master Lease Agreement terminated on December 31, 2020.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Ventas Master Lease Agreement.  As such, the Company reassessed the classification of the Ventas Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 5- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, Ventas elected to enter into a property management agreement on December 31, 2020 with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021. At June 30, 2021, the Company managed these seven communities on behalf of Ventas.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower master lease agreements ("the Welltower Master Lease Agreements") were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Welltower Master Lease Agreements covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Welltower Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Welltower Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the three months ended June 30, 2020. The Welltower Master Lease Agreement terminated on December 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager for the remaining properties that had not been transitioned to other operators.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Welltower Master Lease Agreements and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Welltower Master Lease Agreements.  As such, the Company reassessed the classification of the Welltower Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 5- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of the remaining properties that had not been transitioned to other operators for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. At June 30, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak (the "Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak (the "Healthpeak Master Lease Agreement"), which was previously scheduled to mature in April 2026. The Healthpeak Master Lease Agreement terminated and was converted into a management agreement under a structure permitted by the Reit Investment Diversification and Empowement Act of 2007 (the "Healthpeak Management Agreement"), pursuant to which the Company agreed to manage the six communities that were subject to the Healthpeak Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Healthpeak Management Agreement, the Company received a management fee equal to 5% of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements with the Company related to those six properties.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease amendment pursuant to which the Company agreed to manage the seven communities that were then subject to the other Master Lease Agreement until the earlier of such time that the communities are sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for management of the seven communities.
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier. At June 30, 2021, the Company continued to manage the three properties on behalf of Healthpeak.
7. NOTES PAYABLE
Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Fixed mortgage notes payable	$677,860	$787,029
Variable mortgage notes	122,261	122,742
Notes payable - insurance	2,603	3,887
Notes payable - other	2,121	2,121
Notes payable, excluding deferred financing costs	$804,845	$915,779
Deferred financing costs, net	5,439	6,886
Total long-term debt	$799,406	$908,893
Less current portion	232,060	304,164
Total long-term debt, less current portion	$567,346	$604,729
Deferred Financing Charges
At June 30, 2021 and December 31, 2020, the Company had gross deferred loan costs of approximately $12.5 million and $14.0 million, respectively. Accumulated amortization was approximately $7.0 million and $7.1 million at June 30, 2021 and December 31, 2020, respectively.

Insurance Notes Payable
In June 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.5 million. The finance agreement has a fixed interest rate of 4.45% with the principal being repaid over a 10-month term.
Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On

May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties.  On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such three month period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
On July 8, 2020, the Company entered into forbearance extension agreements with Fannie Mae, which provided for a one month extension of the forbearance agreements between the Company and Fannie Mae covering 23 of the Company's properties. The forbearance extension agreements extended the forbearance period until July 31, 2020, and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  By July 31, 2020, the Company was required to repay to Fannie Mae the deferred payments, less any payments made during the forbearance period.
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five of the Company's properties with forbearance agreements.  The Company elected not to pay $3.9 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.
As a result of the default, Fannie Mae filed a motion with the United States District Court (the "District Court") requesting that a receiver be appointed over the 18 properties, which was approved by the District Court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the community is transitioned to a successor operator or legal ownership of the properties is transferred to Fannie Mae or its designee.  Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.
During the three and six months ended June 30, 2021, Fannie Mae completed the transition of legal ownership of six and nine of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $67.2 million and $114.2 million, respectively, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At June 30, 2021, the Company included $112.7 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $6.5 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining nine properties. At June 30, 2021, the Company did not manage any properties on behalf of Fannie Mae.
Debt Forbearance Agreement on BBVA Loan
The Company also entered into a loan amendment with another lender, BBVA, related to a loan covering three of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to principal. The deferred month debt service payments were paid by the Company in June 2021. At June 30, 2021 no deferred payments remained outstanding.
Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the six months ended June 30, 2021. At June 30, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans (the "Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through September 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan. At June 30, 2021, the Company had deferred payments of $6.4 million related to the Protective Life Loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $3.8 million is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Letters of Credit
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements, which remained outstanding at June 30, 2021.
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation, which remained outstanding at June 30, 2021.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company. The letters of credit were surrendered and paid to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.
The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were included in cash and cash equivalents on the Company’s June 30, 2020 Consolidated Balance Sheets.
Debt Covenant Compliance
The Company was not in compliance with a certain financial covenant under its loan agreement with Fifth Third Bank, covering two of the Company's properties, as of June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constituted a default. In May 2021, Fifth Third Bank issued a notice of default. In the event that this loan for $31.5 million is accelerated, the loan has 25% recourse to Capital Senior Living Corporation. The Company is in active discussions with Fifth Third Bank to resolve this noncompliance, but cannot give any assurances that a mutually agreed upon resolution will be reached. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at June 30, 2021.

The Company was not in compliance with a certain financial covenant under its loan agreement with BBVA covering three of the Company's properties as of June 30, 2021 and December 31, 2020, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. As a result of the default, the loan was callable at June 30, 2021 and the Company included $40.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at June 30, 2021. In August 2021, subsequent to quarter end, the Company executed a one year extension of its loan agreement with BBVA with an additional six months extension option if certain financial criteria are met. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained.

Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at June 30, 2021.

8. EQUITY
Reverse Stock Split
On December 9, 2020, the Company’s Board of Directors approved and effected a Reverse Stock Split of the Company’s common stock at a ratio of 15-for-1 (the "Reverse Stock Split"). The Reverse Stock Split reduced the number of the Company's issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares. All share amounts for the three and six months ended June 30, 2020 have been recast to give effect to the 15-for-1 Reverse Stock Split.

Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit). All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the three and six months ended June 30, 2021 or 2020. In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury stock to available for issuance and recorded a reduction to additional paid in capital of $3.4 million in the fourth quarter of fiscal 2020.
9. STOCK-BASED COMPENSATION
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
Stock Options
The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years, and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Cancelled	Outstanding at End of Period
Options	9,816	—	—	—	9,816
At June 30, 2021, the options outstanding had no intrinsic value, a weighted-average remaining contractual life of 7.50 years, and a weighted average exercise price of $111.90. At June 30, 2021, there was approximately $0.1 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.5 years.  At June 30, 2021, 6,479 options were exercisable and the remaining options were unvested.  There were no stock options granted during the six months ended June 30, 2021.
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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	33,504	114,041	(5,416)	(4,464)	137,665
The restricted stock outstanding at June 30, 2021 had an intrinsic value of approximately $6.8 million.
During the three and six months ended June 30, 2021, the Company awarded 13,011 and 114,041 shares of restricted common stock, respectively, to certain employees of the Company, of which 60,618 shares were subject to performance vesting conditions. The weighted average market value of the common stock on the date of grant was $37.95 per share. These awards of restricted stock vest over a three-year period and had an intrinsic value of approximately $4.3 million on the date of grant.

The Company recognized $0.5 million and $0.7 million in stock-based compensation expense during the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2020, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense was $4.3 million as of June 30, 2021. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance stock awards and a one to three-year period for non-performance-based stock awards, options and units.
10. CONTINGENCIES
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

11. FAIR VALUE MEASUREMENTS
Financial instruments
The carrying amounts and fair values of financial instruments at June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,556	$14,556	$17,885	$17,885
Restricted cash	$4,982	$4,982	$4,982	$4,982
Notes payable, excluding deferred loan costs	$804,845	$731,170	$915,779	$846,134
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
Operating lease right-of-use assets

The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $6.2 million during the first quarter of 2020.  The fair value of the impaired assets was $14.6 million at March 31, 2020. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community. See “Note 5- Impairment of Long-Lived Assets.” There were no non-cash impairment charges to operating lease right-of-use assets during the three and six months ended June 30, 2021 or the three months ended June 30, 2020.
Property and equipment, net
During the first quarter of 2020, the Company recorded non-cash impairment charges of $29.8 million to property and equipment, net.  The fair value of the impaired assets was $10.5 million at March 31, 2020.  The fair value of the property and equipment, net of these communities was determined using the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  This fair value measurement is considered a Level 3 measurement within the valuation hierarchy. See “Note 5- Impairment of Long-Lived Assets.” There were no non-cash impairment charges to property and equipment, net during the three and six months ended June 30, 2021 or the three months ended June 30, 2020.
The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.
As of June 30, 2021, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about the duration and extent of its ultimate impacts. Management’s estimates of the impacts of the COVID-19 pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration, costs and effectiveness of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.
12. LEASES
As of December 31, 2020, the Company had exited all master lease agreements under which the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes. At June 30, 2020, the Company leased 39 senior housing communities from certain REITs. Under these facility lease agreements, the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes.
A summary of operating and financing lease expense (including the respective presentation on the consolidated statement of operations and comprehensive income (loss) and cash flows from leasing transactions is as follows (in thousands):

	Six Months Ended June 30,
Operating Leases	2021	2020
Facility lease expense	$—	$17,308
General and administrative expenses	75	361
Operating expenses, including variable lease expense of $0 and $3,006 in 2021 and 2020, respectively	60	3,190
Total operating lease costs	$135	$20,859
Operating lease expense adjustment	282	13,852
Operating cash flows from operating leases	$417	$34,711

	Six Months Ended June 30,
Financing Leases	2021	2020
Depreciation and amortization	$42	$73
Interest expense: financing lease obligations	7	17
Total financing lease costs	$49	$90
Operating cash flows from financing leases	7	73
Financing cash flows from financing leases	42	17
Total cash flows from financing leases	$49	$90
Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
Remainder 2021	$87	$44
2022	69	87
2023	44	82
2024	31	3
2025	2	—
Thereafter	—	—
Total	$233	$216
Less: Amount representing interest (present value discount)	(16)	(17)
Present value of lease liabilities	$217	$199
Less: Current portion of lease liabilities	(121)	(76)
Lease liabilities, net of current portion	$96	$123

13. SUBSEQUENT EVENTS

Investment Agreement
On July 22, 2021, subsequent to quarter end and as previously announced, the Company entered into an investment agreement (the “Investment Agreement”) with Conversant Dallas Parkway (A) LP (“Investor A”) and Conversant Dallas Parkway (B) LP, affiliates of Conversant Capital LLC (together with Investor A, the “Investors”), pursuant to which: (i) the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 82,500 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (the “Private Placement”); and (ii) the Company intends to initiate a rights offering (the “Rights Offering”) to allow the holders of the outstanding shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), the right to purchase at $32 per share (the “Subscription Price”), a number of shares of Common Stock that would result in gross cash proceeds to the Company of approximately $70 million. Further details on the Rights Offering, including the record date and subscription period will be announced by the Company at or prior to the launch of the Rights Offering. In addition, the Investors agreed to partially backstop the Rights Offering up to $42.5 million through the purchase of additional shares of Series A Preferred Stock (the “Backstop Commitment” and together with the Private Placement and the Rights Offering, the “Transactions”), in each case on the terms described in the Investment Agreement.
The consummation of the transactions contemplated by the Investment Agreement is subject to stockholder approval and other customary closing conditions. Subject to the satisfaction or waiver of the closing conditions, the Transactions are expected to close in the fourth quarter of 2021.
On or after the closing date under the Investment Agreement, under the Investment Agreement, the Company may from time to time request additional investments from the Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25,000,000, subject to certain conditions. At the Closing, the Company and the Investors will enter into an Investor Rights Agreement, pursuant to which, among other things, the Investors will have the right to designate a number of directors to the Board of Directors, proportionate to its beneficial ownership of the Company.
At the Closing, all outstanding performance-based stock based compensation including restricted shares will be converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares.

Also in conjunction with the Conversant transaction, the Company has established a cash retention pool of $4.2 million in the aggregate pursuant to which cash retention awards will be paid to certain employees, including the Company's senior management team. The Company also agreed in the retention agreements that following the Closing it will grant a total of 257,000 performance shares under the 2019 Plan to various individuals, subject to such individual’s continued employment through the grant date.

Promissory Note
Simultaneously with the entry into the Investment Agreement, the Company and the Investors entered into a $17.295 million secured promissory note (the “Promissory Note”) to provide interim debt financing to the Company. The Promissory Note will bear interest at a rate of 15.0% per annum, provided that $2.295 million of the Promissory Note which is applied to the payment of fees and expenses in connection with the Promissory Note and the Transactions will bear interest at a rate of 0% until the Outside Date (as defined in the Investment Agreement) and 15% from and after the Outside Date. Interest payments may be made, at the option of the Company, in cash or in kind (“PIK Interest”). In addition, the Promissory Note provides for a payment premium payable on the loans thereunder (other than the $2.295 million earmarked for the payment of fees and expenses) in an amount equal to either (i) 5% of the initial principal amount of the loans (less the amount of any interest paid or accrued on such loans), if the loans are repaid on the Closing Date or (ii) 20% of the initial principal amount of the loans (less the amount of any interest paid or accrued on such loans), if the loans are not repaid on the Closing Date. The proceeds of the Promissory Note will be used in accordance with an approved budget as agreed between the Company and the Investors. The Promissory Note is secured by certain assets of the Company as described therein. The Promissory Note will mature upon the earlier of (a) the Closing Date or (b) July 22, 2022. The interest rate on the Promissory Note will increase by an additional 3% if an Event of Default (as defined in the Promissory Note) occurs. If an Event of Default occurs, the Investors may, at their option, declare the entire unpaid principal sum (including PIK Interest), and accrued interest immediately due and payable in full.

Extension of BBVA Loan
In August 2021, subsequent to quarter-end, the Company executed a one year extension of the Company's $40.5 million loan agreement with BBVA, which extended the maturity date to December 10, 2022. The extension also included an additional six months extension option if certain financial criteria are met. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained.

Transactions Involving Certain Fannie Mae Loans
In the third quarter of 2021, subsequent to quarter end, Fannie Mae completed the transfer of ownership on four of the Company's properties. As discussed in “Note 7- Notes Payable,” the transfer of legal ownership of these properties was probable at December 31, 2020 and accordingly, the Company disposed of all assets related to these properties in the year ended December 31, 2020. As a result of the change in legal ownership, the Company will de-recognize all of the debt and related liabilities for these properties in the third quarter of fiscal 2021.

Insurance Notes Payable
In July 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.2 million. The finance agreement has a fixed interest rate of 4.45% with the principal being repaid over a 9-month term.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: the Company's ability to obtain stockholder approval for the proposed transaction with Conversant Capital, LLC ("Conversant"); the satisfaction of all conditions to the closing of the proposed transaction; other risks related to the consummation of the proposed transaction, including the risk that the transaction will not be consummated within the expected time period or at all; the costs related to the proposed transaction; the impact of the proposed transaction on the Company's business; any legal proceedings that may be brought related to the proposed transaction; the impact of COVID-19, including the actions taken to prevent or contain the spread of COVID-19; the Company's near-term debt maturities, and other conditions and events described herein on the Company's ability to continue as a going concern; the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, including the transmission of its highly contagious variants and sub-lineages, and the development and availability of vaccinations and other related treatments; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 , which was filed with the SEC on March 31, 2021 and this Quarterly Report on Form 10-Q.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2021 and 2020, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company is one of the leading owner-operators of senior housing communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by offering quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care which may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of June 30, 2021, the Company operated 84 senior housing communities in 19 states with an aggregate capacity of approximately 10,000 residents, including 60 senior housing communities that the Company owned, 9 properties that were in the process of transitioning legal ownership to Fannie Mae, and 15 communities that the Company managed on behalf of third parties.

COVID-19 Pandemic
The United States broadly continues to experience the pandemic caused by COVID-19, including its highly contagious variants and sub-lineages, which has significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.
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
In addition, the COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three and six months ended June 30, 2021, the Company incurred $0.2 million and $1.3 million, respectively, in costs related to the COVID-19 pandemic and during the three and six months ended June 30, 2020, the Company incurred $2.9 million and $3.2 million, respectively, in costs related to the COVID-19 pandemic.
In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds have been recorded as other income in the six months ended June 30, 2021. The CARES Act Phase 2 and Phase 3 Provider Relief Funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020, and has applied for additional federal and state funding.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes incurred from April 2020 through December 2020 totaling $7.4 million. At June 30, 2021, $3.7 million of the deferred amounts is included in accrued expenses and the remaining $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.
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
In the second quarter of fiscal year 2021, the Company experienced increased visits to our communities as a result of less restrictive visitation protocols and regulations, as well as returning to in-person community tours as the general economy began to show signs of recovery from the disruption caused by the COVID-19 pandemic.
We cannot, at this time, predict with reasonable certainty the impacts that the COVID-19 pandemic will ultimately have on our business, results of operations, cash flow, and liquidity, and our preparation and response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impact of the COVID-19 pandemic will depend on many factors, many of which cannot be foreseen, including: (i) the duration, severity and geographic concentrations of the COVID-19 pandemic and any resurgence, additional waves and highly contagious variants and strains of the disease; (ii) the impact of COVID-19 on the nation’s economy and debt and equity markets at large and the local economies in our markets; (iii) the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines, and the prioritization of such resources among businesses and demographic groups, including within the geographic areas in which the Company operates and derives material revenue; (iv) governmental financial and regulatory relief efforts that may become available to businesses and individuals; (v) concerns over, and the perceptions of, the safety of senior living communities during and after the pandemic; (vi) changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; (vii) the impact of the COVID-19 pandemic on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence, and equity markets; (viii) changes in the acuity levels of our new residents; (ix) the disproportionate impact of the COVID-19 pandemic on seniors generally and those residing in our communities; (x) the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; (xi) the impact of the COVID-19 pandemic on our ability to (1) complete equity and debt financings, refinancings, or other transactions (including dispositions) and (2) generate sufficient cash flow to cover required interest payments and to satisfy financial and other covenants in our debt documents; (xii) increased regulatory requirements and enforcement actions resulting from the COVID-19 pandemic, including those that may limit our collection efforts for delinquent accounts; and (xiii) the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic and our associated response efforts.
Going Concern and Management’s Plan
Accounting Standards Codification (“ASC”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $121.3 million of debt maturing in the next 12 months, which includes $72.0 million due in December 2021, $37.0 million due in the second quarter of fiscal 2022 and $12.3 million of debt service payments, (3) the Company's working capital deficiency and (4) non-compliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 and non-compliance with certain financial covenants of its loan agreements with BBVA covering three properties at June 30, 2021 and December 31, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date its interim June 30, 2021 financial statements are issued.
As discussed below, the Company has implemented plans, including strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim June 30, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be cash flows from operations, the private placement of convertible preferred stock and common stock rights offering and debt refinancings or extensions, to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•In August 2021, subsequent to quarter end, the Company executed a one year extension of the Company's $40.5 million loan with BBVA covering three of the Company's properties, with an option to extend an additional six months. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained. See "Note 13- Subsequent Events."
•The Company is in active discussions with Fifth Third Bank to resolve its noncompliance with financial covenants at June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 for debt totaling $31.5 million at June 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation.
•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that were either underperforming or were in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. When legal ownership of the properties transfers to Fannie Mae or its designees and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” During the three and six months ended June 30, 2021, Fannie Mae completed the transition of legal ownership of six and nine of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $67.2 million and $114.2 million, respectively. At June 30, 2021, the Company included $112.7 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $6.5 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
•In July 2021, subsequent to quarter end, the Company entered into an investment agreement with Conversant Capital, LLC ("Conversant") pursuant to which affiliates of Conversant agreed to purchase $82.5 million of the Company's Series A Convertible Preferred Stock ("Convertible Preferred Stock") in a private placement, to backstop $42.5 million of an approximately $70.0 million rights offering of the Company's common stock through the purchase of additional shares of Convertible Preferred Stock, and to provide a $25.0 million accordion. The minimum initial gross proceeds from the proposed transaction will total $125.0 million in aggregate. The proposed transaction is subject to approval by the Company’s stockholders and other customary closing conditions. In conjunction with this proposed transaction, the Company entered into a $17.3 million promissory note, $15.0 million of which bears interest at 15% and will be converted into Convertible Preferred Stock upon closing of the private placement (or paid down with the proceeds of the private placement). See "Note 13- Subsequent Events."
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its interim June 30, 2021 financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, if at all, many of which have been made worse or more unpredictable by the COVID-19 pandemic. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the interim June 30, 2021 financial statements are issued.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The United States broadly continues to experience and be impacted by the COVID-19 pandemic, including its highly contagious variants and sub-lineages, which has significantly disrupted the nation’s economy, the senior living industry, and the Company’s business.

Significant Financial and Operational Highlights
Revenues for the second quarter of 2021 were down 53% compared to the second quarter of 2020 as the Company completed its termination of all underperforming leases by December 31, 2020, resulting in 39 fewer leased communities in the consolidated portfolio than compared with the prior comparable period. These reductions in revenues that were primarily driven by volume reductions from property dispositions also drove corresponding reductions in operating expenses.
During the second quarter of 2021, the Company completed the transition of the legal ownership of six of its communities to Fannie Mae, the holder of the non-recourse debt related to such properties, and recognized a gain on the extinguishment of debt and de-recognition of liabilities of those properties of $67.2 million.
Consolidated average financial occupancy for the second quarters of fiscal 2021 and 2020 was 78.1% and 77.6%, respectively reflecting recovery from challenged occupancy during the COVID-19 pandemic. Consolidated average monthly rental rates were lower by 640 basis points when comparing the second quarter of fiscal 2021 to the second quarter of fiscal 2020 as a result of due to the transitioning of leased communities, the impact of move-outs related to COVID-19, and some promotional activity as the company focuses on recovering lost occupancy.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all of its master lease agreements.
As of December 31, 2019, the Company leased 46 senior housing communities from certain REITs.  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its master lease agreements with each of its landlords as further described below. The Company was not subject to any master lease agreements during the three months ended June 30, 2021.

Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas Inc. ("Ventas").  The term of the Company's master lease agreement with Ventas (the "Ventas Master Lease Agreement") was scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of the Ventas Master Lease Agreement covering all seven communities. Pursuant to the Ventas Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Ventas Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Ventas Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Master Lease Agreement terminated on December 31, 2020.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Ventas Master Lease Agreement.  As such, the Company reassessed the classification of the Ventas Master Lease Agreement based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020, and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the modification to the Ventas Master Lease Agreement, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 5- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021. At June 30, 2021, the Company managed these seven communities on behalf of Ventas.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower Inc. ("Welltpower"). The initial terms of the Welltower master lease agreements (the "Welltower Master Lease Agreements") were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Welltower Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Welltower Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Welltower Master Lease Agreements during the forbearance period, which terminated on December 31, 2020. In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released in the second quarter of fiscal 2020. The Welltower Master Lease Agreements terminated on December 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager for the remaining properties that had not been transitioned to other operators.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Welltower Master Lease Agreements and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Welltower Master Lease Agreements.  As such, the Company reassessed the classification of the Welltower Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020. As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 5- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of the remaining properties that had not been transitioned to other operators for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. At June 30, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement (the "Healthpeak Agreement”) with Healthpeak Properties, Inc. ("Healthpeak"), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak (the "Healthpeak Master Lease Agreements"), which was previously scheduled to mature in April 2026. The Healthpeak Master Lease Agreement terminated and was converted into a management agreement under a structure permitted under the REIT INvestment Diversification and Empowerment Act of 2007, pursuant to which the Company agreed to manage the six communities that were subject to the Healthpeak Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company receives a management fee equal of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements with the Company related to those six properties.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease amendment pursuant to which the Company agreed to manage the seven communities that were then subject to the other Master Lease Agreement until the earlier of such time that the communities are sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent of any excess cash flow of the communities and earning a management fee for management of the seven communities.
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier. At June 30, 2021, the Company managed the three properties on behalf of Healthpeak.
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

Results of Operations
The following table sets forth for the periods indicated selected Consolidated Statements of Operations and Comprehensive Income (Loss) data in thousands of dollars and expressed as a percentage of total revenues:

	Three months ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$46,649	81.1	$99,442	98.0	$91,851	77.1	$205,058	98.8
Management fees	763	1.3	159	0.2	1,949	1.6	215	0.1
Community reimbursement revenue	10,130	17.6	1,876	1.8	25,390	21.3	2,333	1.1
Total revenues	57,542	100.0	101,477	100.0	119,190	100.0	207,606	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	37,568	65.3	71,307	70.3	74,326	62.4	146,709	70.7
General and administrative expenses	8,839	15.4	6,473	6.4	16,026	13.4	12,908	6.2
Facility lease expense	—	—	6,520	6.4	—	—	17,308	8.3
Stock-based compensation expense	517	0.9	478	0.5	683	0.6	1,074	0.5
Depreciation and amortization expense	9,025	15.7	16,321	16.1	18,308	15.4	32,036	15.4
Long-lived asset impairment	—	—	—	—	—	—	35,954	17.3
Community reimbursement expense	10,130	17.6	1,876	1.8	25,390	21.3	2,333	1.1
Total expenses	66,079	114.8	102,975	101.5	134,733	113.0	248,322	119.6
Other income (expense):
Interest income	1	—	15	—	5	—	69	—
Interest expense	(9,499)	(16.5)	(11,233)	(11.1)	(18,873)	(15.8)	(22,903)	(11.0)
Gain on facility lease modification and termination, net	—	—	—	—	—	—	11,240	5.4
Gain on extinguishment of debt	67,213	116.8	—	—	114,212	95.8	—	—
Loss on disposition of assets, net	—	—	—	—	(421)	(0.4)	(7,356)	(3.5)
Other income (expense)	(2)	—	(8)	—	8,703	7.3	(7)	—
Income (loss) from continuing operations before provision for income taxes	49,176	85.5	(12,724)	(12.6)	88,083	73.9	(59,673)	(28.7)
Provision for income taxes	(98)	(0.2)	(29)	—	(161)	(0.1)	(261)	(0.1)
Net income (loss)	$49,078	85.3	$(12,753)	(12.6)	$87,922	73.8	$(59,934)	(28.8)

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues.
When comparing the second quarter of fiscal 2021 to the second quarter of fiscal 2020, the Company generated resident revenue of approximately $46.6 million compared to resident revenue of approximately $99.4 million, respectively, representing a decrease of approximately $52.8 million, or 53%. The decrease in revenue was generated by significant property dispositions throughout 2020, including: (1) the sale of two owned properties, one of which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; and (3) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities. Together, these actions accounted for a decrease in revenue of approximately $39.2 million. The remaining decrease was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and reductions in average monthly rent. The decrease in the total occupancy was primarily due to reduced move-in activity related to the COVID-19 pandemic and our response efforts.
The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $0.6 million and $8.3 million, respectively, which were due to the Company’s management of 15 communities during the second quarter of 2021.
Expenses.
Total expenses were $66.1 million in the second quarter of fiscal 2021 compared to $103.0 million in the second quarter of fiscal 2020, representing a decrease of $36.9 million, or 36%. This decrease is primarily the result of a $33.7 million decrease in operating expenses, a $6.5 million decrease in facility lease expenses, and a $7.3 million decrease in depreciation expense, which was partially offset by a $8.3 million increase in community reimbursement expense and a $2.4 million increase in general and administrative expenses.
•The quarter-over-quarter decrease in operating expenses of $33.7 million is primarily due to a $23.8 million decrease in labor and employee-related expenses, a $3.0 million decrease in food expense, a $2.5 million decrease in utilities, and a $4.4 million decrease in all other operating expenses, all of which were primarily due to the disposition of communities in the second quarter of 2020.
•The increase in general and administrative expenses of $2.4 million is primarily due to $2.8 million higher employee benefits and health insurance claims, $0.9 million in travel and other expenses, and $0.4 million in contract labor and consulting expenses, which was partially offset by reductions of approximately $1.0 million labor related expenses, and $0.7 million reduction in transaction costs related to lease amendments and terminations in the second quarter of prior year.
•The $6.5 million decrease in facility lease expense is attributable to the termination of all of the Company's master lease agreements during fiscal 2020.
•The $7.3 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
•The $8.3 million increase in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company began providing management services on March 1, 2020 for 6 communities, compared to providing management services to 15 communities during the second quarter of 2021.
Other income and expense.
•Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•Interest expense decreased in the second quarter of fiscal 2021 when compared to the second quarter of fiscal 2020 primarily due to the (i) early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and (ii) completion of the transition of the ownership of nine communities to Fannie Mae in the six months ended June 30, 2021.
•The gain on extinguishment of debt of $67.2 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of six of the Company's communities back to

Fannie Mae, the holder of the non-recourse debt related to such properties, during the three months ended June 30, 2021.
Provision for income taxes.
Provision for income taxes for the three months ended June 30, 2021 was $0.1 million, or 0.2% of net income before income taxes, compared to a provision for income taxes of $0.1 million, or 0.2% of loss before income taxes, for the three months ended June 30, 2020. The effective tax rates for the second quarters of fiscal 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities at June 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $49.1 million for the three months ended June 30, 2021, compared to net loss and comprehensive loss of $12.8 million for the three months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues.
When comparing the six month period ended June 30, 2021 to the six month period ended June 30, 2020, the Company generated resident revenue of approximately $91.9 million compared to resident revenue of approximately $205.1 million, respectively, representing a decrease of approximately $113.2 million, or 55%.  The decrease in revenue was generated by significant property dispositions throughout 2020, including: (1) the sale of two owned properties, one of which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; and (3) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities. Together, these actions accounted for a decrease in revenue of approximately $83.0 million. The remaining decrease was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and reductions in average monthly rent. The decrease in the total occupancy was primarily due to reduced move-in activity related to the COVID-19 pandemic and our response efforts.
The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $1.7 million and $23.1 million, respectively, which were due to the Company’s management of 15 communities during the first six months of 2021.
Expenses.
Total expenses were $134.7 million for the first six months of fiscal 2021 compared to $248.3 million for the first six months of fiscal 2020, representing a decrease of $113.6 million, or 46%. This decrease is primarily the result of a $72.4 million decrease in operating expenses, a $17.3 million decrease in facility lease expenses, a $13.7 million decrease in depreciation expense, and a $36.0 million decrease in non-cash impairment charges, partially offset by a $23.1 million increase in community reimbursement expense and a $3.1 million increase in general and administrative expenses.
•The year-over-year decrease in operating expenses of $72.4 million is primarily due to a $48.1 million decrease in labor and employee-related expenses, a $5.8 million decrease in food expense, $5.3 million decrease in utilities, and a $13.2 million decrease in all other operating expenses, all of which were primarily due to the disposition of communities since the first quarter of 2020.
•The increase in general and administrative expenses of $3.1 million is primarily due to a $4.4 million higher employee benefits and health insurance claims, $0.9 million in contract labor and consulting expenses, and $0.5 million in other expenses, which were partially offset by reductions of approximately $2.0 million in transaction costs incurred in the first half of 2020 and which were related to the lease amendments and terminations in the prior year, $0.3 million in labor related expenses and $0.4 million in total fees.
•The $17.3 million decrease in facility lease expense is attributable to the termination of all of the Company's Master Lease Agreements during fiscal 2020.
•The $13.7 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
•During the first half of 2020, the Company recorded $36.0 million of non-cash impairment charges with no comparable charges in the first half of 2021.
•The $23.1 million increase in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company began providing management services on March 1, 2020 for 6 communities, compared to providing management services to 15 communities during the six months ended June 30, 2021.
Other income and expense.
•Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•Interest expense decreased in the first half of fiscal 2021 when compared to the first half of fiscal 2020 primarily due to the early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and the completion of the transition of the ownership of nine communities to Fannie Mae in the first half of 2021.
•The gain on extinguishment of debt of $114.2 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of nine of the Company's communities back to Fannie Mae, the holder of the non-recourse debt related to such properties.
•Other income of $8.7 million is the cash received for the Phase 3 General Distribution of the CARES Act for healthcare related expenses or lost revenues attributable to COVID-19.
Provision for income taxes.
Provision for income taxes for the six months ended June 30, 2021 was $0.2 million, or 0.2% of net income before income taxes, compared to a provision for income taxes of $0.3 million, or 0.4% of loss before income taxes, for the six months ended June 30, 2020. The effective tax rates for the first six months of fiscal 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities at June 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $87.9 million for the six months ended June 30, 2021, compared to net loss and comprehensive loss of $59.9 million for the six months ended June 30, 2020.
Liquidity and Capital Resources
In addition to approximately $14.6 million of unrestricted cash balances on hand as of June 30, 2021, the Company’s principal sources of liquidity are expected to be cash flows from operations, the private placement of Convertible Preferred Stock and the common stock rights offering in July 2021, subsequent to quarter-end, and additional proceeds from debt refinancings, and/or proceeds from the sale of owned assets. The Company has implemented plans, which includes raising capital, and other strategic and cash-preservation initiatives, all of which are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. See “Going Concern and Management’s Plan.”  The Company’s long-term capital requirements are and will be dependent on, among other factors, its ability to access additional funds through the private placement of Convertible Preferred Stock and the common stock rights offering. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets, reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$6,964	$(744)
Net cash used in investing activities	(4,753)	(1,685)
Net cash used in financing activities	(5,540)	(5,792)
Net decrease in cash and cash equivalents	$(3,329)	$(8,221)
Operating activities.
The net cash provided by operating activities for the six months ended June 30, 2021 primarily results from net income of $87.9 million, decreases in cash flows from current assets of $7.4 million, decreases from current liabilities of $5.6 million and net non-cash charges of $94.0 million. The net cash used in operating activities for the six months ended June 30, 2020, primarily results from net loss of $59.9 million, an increase in accounts receivable of $1.6 million, and an increase in other assets of $1.7 million, partially offset by net non-cash charges of $53.6 million, a decrease in tax and insurance deposits of $2.7 million, a $0.2 million increase in accounts payable and a $6.4 million increase in accrued liabilities.
Investing activities.
The net cash used in investing activities for the six months ended June 30, 2021 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $4.8 million. The net cash used in investing activities for the six months ended June 30, 2020 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $8.1 million, partially offset by the Company's receipt of $6.4 million in proceeds from the disposition of assets.
Financing activities.
The net cash used in financing activities for the six months ended June 30, 2021 primarily results from repayments of notes payable of $6.7 million offset by $1.1 million of proceeds from debt for cash advances for the Fannie Mae properties in the process of transitioning legal ownership back to Fannie Mae. The net cash used in financing activities for the six months ended June 30, 2020 primarily results from repayments of notes payable of $7.6 million and payments on financing obligations of $0.3 million.

Investment Agreement and Promissory Note
In July 2021, subsequent to quarter end, the Company entered into an investment agreement with Conversant pursuant to which affiliates of Conversant agreed to purchase $82.5 million of Convertible Preferred Stock in a private placement, to backstop $42.5 million of an approximately $70.0 million rights offering of common stock through the purchase of additional shares of preferred stock, and to provide a $25.0 million accordion. The minimum initial gross proceeds from the transaction will total $125.0 million in the aggregate. The proposed transaction is subject to approval by the Company’s stockholders and other customary closing conditions. In conjunction with this transaction, the Company entered into a $17.3 million promissory note,

$15.0 million of which bears interest at 15% and will be converted into convertible preferred stock upon closing of the private placement (or paid down with the proceeds of the private placement).
Debt transactions.
Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties.  On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties.  On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such period.  During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
As a result of the default, Fannie Mae filed a motion with the United States District Court ("District Court") requesting that a receiver be appointed over the 18 properties, which was approved by the District Court.  The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the communities is transferred to a successor operator or legal ownership of the properties is transferred to Fannie Mae or its designee. Management fees earned from the properties are recognized as revenue when earned.  In conjunction with the receivership order, the Company must obtain approval from the receiver for all payments, but will receive reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer has control of the properties in accordance ASC 610-20.
During the three and six months ended June 30, 2021, Fannie Mae completed the transition of legal ownership of six and nine of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $67.2 million and $114.2 million, respectively, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At June 30, 2021, the Company included $112.7 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $6.5 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining nine properties. At June 30, 2021, the Company did not manage any properties on behalf of Fannie Mae.
Debt Forbearance Agreement on BBVA Loan
The Company also entered into a loan amendment with another lender, BBVA, related to a loan covering three of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the principal of such loan. The deferred month debt service payments were paid by the Company in June 2021. At June 30, 2021 no deferred payments remained outstanding.
Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the six months ended June 30, 2021. At June 30, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans ("the Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through September 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan. At June 30, 2021, the Company had deferred payments of $6.4 million related to the Protective Life Loans, of which $$2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $3.8 million of deferred payments is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Letters of Credit
The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements, which remained outstanding at June 30, 2021.
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation, which remained outstanding at June 30, 2021.
The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company. The letters of credit were surrendered and paid to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.
The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were included in cash and cash equivalents on the Company’s June 30, 2020 Consolidated Balance Sheets.
Debt Covenant Compliance
Certain of our debt agreements contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum debt service coverage ratios, in each case on a multi-community basis. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee, divided by the debt (principal and interest). Furthermore, our debt is secured by our communities and if an event of default has occurred under any of our debt, subject to cure provisions in certain instances, the respective lender would have the right to declare all the related outstanding amounts of indebtedness immediately due and payable, foreclose on our mortgaged communities, and/or pursue other remedies available to such lender. We cannot provide assurances that we would be able to pay the debts if they became due upon acceleration following an event of default, if at all.
As of June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 we were not in compliance with a certain financial covenant under our loan agreement with Fifth Third Bank, covering two of the Company's properties in which a minimum debt service coverage ratio must be maintained, which constitutes a default. In May 2021, Fifth Third Bank issued a notice of default. The Company is in active discussions with Fifth Third Bank to resolve this noncompliance, but cannot give any assurances that a mutually agreed upon resolution will be reached. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at June 30, 2021.
As of June 30, 2021 and December 31, 2020 we were not in compliance with a certain financial covenant under our loan agreement with BBVA covering three of the Company's properties, in which a minimum debt service coverage ratio must be maintained, which constitutes a default. As a result of the default, the loan was callable at June 30, 2021 and The Company included $40.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at June 30, 2021. In August 2021, subsequent to quarter end, the Company executed a one year extension of its loan agreement with BBVA with an additional six month extension option if certain financial criteria are met. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained.

Except as noted above, the Company was in compliance with all aspects of its outstanding indebtedness at June 30, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
Item 4. CONTROLS AND PROCEDURES.
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and PFO as appropriate, to allow timely decisions regarding required disclosure.
Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2021, the Company’s CEO and PFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our pending investment by Conversant is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the transactions contemplated by the Investment Agreement could have material and adverse effects on us.

The completion of our pending investment by Conversant is subject to a number of conditions, including the receipt of stockholder approval, which make the completion and timing of the completion of the transactions uncertain. Also, either we or Conversant may terminate the Investment Agreement if the transactions contemplated thereby have not been completed by December 31, 2021 unless the failure of the transactions to be completed has resulted from the failure of the party seeking to terminate the Investment Agreement to perform its obligations.
If the transactions contemplated by the Investment Agreement are not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the investment by Conversant is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the transactions, including the following:
a.If the Investment Agreement is terminated, we may not be able to identify or complete a financing alternative that would be as beneficial to our capital structure as the transactions contemplated by the Investment Agreement. In light of our current capital constraints and near term mortgage maturities, failure to complete the transactions on our expected timeline could have a material adverse effect on our financial condition and results of operations and our ability to continue as a going concern;
b.Time and resources committed by management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities.
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

In addition, we were not in compliance with certain financial covenants of our loan agreement with BBVA covering three properties, as of June 30, 2021 and December 31, 2020 and as a result of such defaults, these debts were callable at June 30,

2021. In August 2021, subsequent to quarter end, the Company executed a one year extension of the Company's $40.5 million loan with BBVA covering three of the Company's properties, with an option to extend an additional six months. This loan agreement extension also waived existing non-compliance with certain financial ratios and eliminated these financial ratios going forward. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained.
The Company was not in compliance with a certain financial covenant under its loan agreement with Fifth Third Bank, covering two of the Company's properties, as of June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constituted a default. The Company is in active discussions with Fifth Third Bank to resolve its noncompliance with financial covenants for debt totaling $31.5 million at June 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2020	32,941	$199.45	32,941	$6,570,222
April 1 – April 30, 2021	—	—	—	6,570,222
May 1 – May 31, 2021	—	—	—	6,570,222
June 1 – June 30, 2021	—	—	—	6,570,222
Total at June 30, 2021	32,941	$199.45	32,941	$6,570,222
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
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION.
Retention Agreements
In conjunction with the Transactions the Company has established a cash retention pool of $4.215 million in the aggregate pursuant to which cash retention awards will be paid to certain employees, including the Company’s senior management team. If and when the Transactions close (the "Closing"), fifty percent of senior management's retention award will be paid at Closing and the remaining fifty percent will be paid on the six (6) month anniversary of the Closing, subject to continued employment through the applicable payment date (except in the case of an “involuntary termination” as defined under the 2019

Plan, in which case payment of the retention awards will be accelerated). The intent of the retention awards, as approved by the Company's Compensation Committee, was to insure that key management employees remain in place through the Closing of the Transaction and for a period of time after closing to provide consistency and stability through this prolonged and unpredictable Covid impacted operating environment. As of August 11, 2021, the Company entered into retention agreements (the "Retention Agreements") with various employees that included the following retention bonus awards: to Kimberly Lody, the Company's Chief Executive Officer, $1,626,900, to Brandon Ribar, the Company's Executive Vice President and Chief Operating Officer, $600,000, to David Brickman, the Company's Senior Vice President, General Counsel and Secretary, $341,161 and to other Company employees in the aggregate, $1,625,996.
The Retention Agreements, all provisions of which are conditioned upon Closing of the Transactions, with certain employees of the Company, including the Company’s senior management team (including Ms. Lody and Messrs. Ribar and Brickman, and certain other executive officers) provided that all outstanding options and other equity awards in respect of the Common Stock will remain outstanding following the Closing and all outstanding performance share awards, including awards held by Ms. Lody and Mr. Ribar, will be converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. In addition, upon an equity award holder’s “involuntary termination” (as such term is defined in the 2019 Plan) within one year following the Closing or termination due to death or disability following the Closing, his or her equity awards will fully vest.
The Retention Agreements also provide that in the event any of Ms. Lody, Mr. Ribar, Mr. Brickman, Tiffany Dutton, Jeremy Falke, Michael Fryar or Carole Burnell is terminated without “cause” or resigns for “good reason” (as such terms are defined in the employee’s employment agreement) within one year following Closing, such employee will be entitled to enhanced severance benefits in the areas of salary, incentive bonuses and insurance benefits pursuant to his or her employment agreement.
The Company also agreed in the Retention Agreements that following the Closing it will grant a total of 257,000 performance shares under the 2019 Plan to various individuals , subject to such individual’s continued employment through the grant date. These performance share awards, which will be contingent on attainment of certain Company stock price targets, include 51,400 shares to Ms. Lody, 38,550 shares to Mr. Ribar, 25,700 shares to Mr. Brickman and 141,350 shares to other officers of the Company.
The foregoing description of the Retention Agreements does not purport to be complete and is subject to, and is qualified in its entirety by reference to the full text of the Retention Agreements, the form of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.2
Secured Promissory Note, Effective as of July 22, 2021 (Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed by the Company with the Securities Exchange Commission on July 22, 2021.

10.3*	Form of Retention Agreement for Company Executive Officers

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Tiffany L. Dutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 13, 2021