Form 10-Q
period 2021-09-30
CAPITAL SENIOR LIVING CORP
filed 2021-11-12
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13445

Capital Senior Living Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2678809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16301 Quorum Drive, Suite 160A, Addison, TX	75001
(Address of Principal Executive Offices)	(Zip Code)
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
As of November 8, 2021, the Registrant had 6,443,646 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,669	$17,885
Restricted cash	5,882	4,982
Accounts receivable, net	4,309	5,820
Federal and state income taxes receivable	—	76
Property tax and insurance deposits	6,276	7,637
Prepaid expenses and other	8,250	7,028
Total current assets	35,386	43,428
Property and equipment, net	635,405	655,731
Operating lease right-of-use assets, net	156	536
Other assets, net	3,233	3,138
Total assets	$674,180	$702,833
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,859	$14,967
Accrued expenses	43,594	48,515
Current portion of notes payable, net of deferred loan costs	159,977	304,164
Current portion of deferred income	3,482	3,984
Current portion of lease liabilities	173	421
Federal and state income taxes payable	384	249
Customer deposits	447	822
Total current liabilities	221,916	373,122
Lease liabilities, net of current portion	297	533
Other long-term liabilities	3,714	3,714
Notes payable, net of deferred loan costs and current portion	601,817	604,729
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized shares – 4,333; issued and outstanding shares – 2,193 and 2,084 in 2021 and 2020, respectively	22	21
Additional paid-in capital	190,246	188,978
Retained deficit	(343,832)	(468,264)
Total shareholders’ deficit	(153,564)	(279,265)
Total liabilities and shareholders’ deficit	$674,180	$702,833

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Resident revenue	$48,968	$85,894	$140,819	$290,952
Management fees	1,029	604	2,978	819
Community reimbursement revenue	7,927	9,555	33,317	11,888
Total revenues	57,924	96,053	177,114	303,659
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	40,668	65,165	114,994	211,874
General and administrative expenses	6,887	8,128	22,913	21,036
Facility lease expense	—	5,926	—	23,234
Stock-based compensation expense	586	421	1,269	1,494
Depreciation and amortization expense	9,503	15,547	27,811	47,584
Long-lived asset impairment	—	3,240	—	39,194
Community reimbursement expense	7,927	9,555	33,317	11,888
Total expenses	65,571	107,982	200,304	356,304
Other income (expense):
Interest income	—	14	5	83
Interest expense	(9,701)	(11,141)	(28,574)	(34,044)
Gain on facility lease modification and termination, net	—	(753)	—	10,487
Gain on extinguishment of debt	54,080	—	168,292	—
Loss on disposition of assets, net	(15)	(191,032)	(436)	(198,388)
Other income	—	9	8,703	2
Income (loss) from continuing operations before provision for income taxes	36,717	(214,832)	124,800	(274,505)
Provision for income taxes	(207)	(132)	(368)	(393)
Net income (loss)	$36,510	$(214,964)	$124,432	$(274,898)
Per share data:
Basic net income (loss) per share (1)	$17.71	$(104.91)	$60.37	$(134.82)
Diluted net income (loss) per share (1)	$17.48	$(104.91)	$59.59	$(134.82)
Weighted average shares outstanding — basic (1)	2,062	2,049	2,061	2,039
Weighted average shares outstanding — diluted (1)	2,089	2,049	2,088	2,039
Comprehensive income (loss)	$36,510	$(214,964)	$124,432	$(274,898)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 9 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock
	Shares (1)	Amount				Total
Balance at December 31, 2019	$2,096	$319	$190,386	$(172,896)	$(3,430)	$14,379
Restricted stock awards (cancellations), net	(3)	—	—	—	—	—
Stock-based compensation	—	—	597	—	—	597
Net loss	—	—	—	(47,181)	—	(47,181)
Balance at March 31, 2020	$2,093	$319	$190,983	$(220,077)	$(3,430)	$(32,205)
Restricted stock awards (cancellations), net	3	—	—	—	—	—
Stock-based compensation	—	—	478	—	—	478
Net loss	—	—	—	(12,753)	—	(12,753)
Balance at June 30, 2020	$2,096	$319	$191,461	$(232,830)	$(3,430)	$(44,480)
Restricted stock awards (cancellations), net	—	—	—	—	—	—
Stock-based compensation	—	—	421	—	—	421
Net loss	—	—	—	(214,964)	—	(214,964)
Balance at September 30, 2020	$2,096	$319	$191,882	$(447,794)	$(3,430)	$(259,023)

Balance at December 31, 2020	$2,084	$21	$188,978	$(468,264)	$—	$(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—	—
Stock-based compensation	—	—	166	—	—	166
Net income	—	—	—	38,844	—	38,844
Balance at March 31, 2021	$2,182	$22	$189,143	$(429,420)	$—	$(240,255)
Restricted stock awards (cancellations), net	12	—	—	—	—	—
Stock-based compensation	—	—	517	—	—	517
Net income	—	—	—	49,078	—	49,078
Balance at June 30, 2021	2,194	22	$189,660	$(380,342)	—	$(190,660)
Restricted stock awards (cancellations), net	(1)	—	—	—	—	—
Stock-based compensation	—	—	586	—	—	586
Net income	—	—	—	36,510	—	36,510
Balance at September 30, 2021	$2,193	$22	$190,246	$(343,832)	$—	$(153,564)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 9 - Equity.
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$124,432	$(274,898)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,811	47,584
Amortization of deferred financing charges	1,121	1,399
Deferred income	(119)	(217)
Operating lease expense adjustment	(256)	(18,460)
Loss on disposition of assets, net	436	198,388
Gain on facility lease modification and termination, net	—	(10,487)
Long-lived asset impairment	—	39,194
Gain on extinguishment of debt	(168,292)	—
Provision for bad debts	747	2,190
Stock-based compensation expense	1,269	1,494
Changes in operating assets and liabilities:
Accounts receivable	763	(3,616)
Property tax and insurance deposits	1,361	1,091
Prepaid expenses and other	369	911
Other assets	(95)	(2,056)
Accounts payable	972	1,101
Accrued expenses	4,227	11,317
Federal and state income taxes receivable/payable	211	(117)
Deferred resident revenue	(383)	1
Customer deposits	(375)	(189)
Net cash used in operating activities	(5,801)	(5,370)
Investing Activities
Capital expenditures	(7,096)	(11,211)
Proceeds from disposition of assets	—	6,396
Net cash used in investing activities	(7,096)	(4,815)
Financing Activities
Proceeds from notes payable	17,168	3,673
Repayments of notes payable	(10,513)	(11,901)
Cash payments for financing lease and financing obligations	(74)	(361)
Deferred financing charges paid	—	(14)
Net cash provided by (used in) financing activities	6,581	(8,603)
Decrease in cash and cash equivalents	(6,316)	(18,788)
Cash and cash equivalents and restricted cash at beginning of period	22,867	37,063
Cash and cash equivalents and restricted cash at end of period	$16,551	$18,275
Supplemental Disclosures
Cash paid during the period for:
Interest	$23,221	$25,855
Property and equipment acquired with finance lease liabilities	$148	$—
Lease modification and termination	$—	$6,791
Income taxes	$309	$13
See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of September 30, 2021, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 7,000 residents, including 60 senior housing communities that the Company owned and 12 communities that the Company managed on behalf of third parties. As of September 30, 2021, the Company had 5 properties that the Company no longer operates that were in the process of transitioning legal ownership to Fannie Mae. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying Consolidated Balance Sheet, as of December 31, 2020, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2020, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2021, and results of operations and cash flows for the three and nine month periods ended September 30, 2021 and 2020. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021.

2. RECENT EVENTS AND TRANSACTIONS
Investment Agreement

On July 22, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Conversant Dallas Parkway (A) LP (“Investor A”) and Conversant Dallas Parkway (B) LP ("Investor B"), affiliates of Conversant Capital LLC (together with Investor A, the “Investors”), which was later amended, pursuant to which: (i) the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 82,500 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (the “Private Placement”); and (ii) the Company intends to initiate a rights offering (the “Rights Offering”) to allow the holders of the outstanding shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), the right to purchase at $32 per share (the “Subscription Price”), a number of shares of Common Stock that would result in gross cash proceeds to the Company of approximately $70 million. In addition, the Investors agreed to partially backstop the Rights Offering up to $42.5 million through the purchase of additional shares of Series A Preferred Stock (the “Backstop Commitment” and together with the Private Placement and the Rights Offering, the “Transactions”), in each case on the terms described in the Investment Agreement.

The consummation of the transactions contemplated by the Investment Agreement was subject to stockholder approval and other customary closing conditions. On or after the closing date under the Investment Agreement, the Company may from time to time request additional investments from the Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions. At the Closing, the Company and the Investors will enter into an Investor Rights Agreement, pursuant to which, among other things, the Investors will have the right to designate a number of directors to the Board of Directors, proportionate to its beneficial ownership of the Company.

Simultaneously with the entry into the Investment Agreement, the Company and the Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which matures in July 2022. In October 2021, subsequent to quarter end, the Promissory Note amount was later amended to $16.0 million and repaid upon closing of the transaction on November 3, 2021. See "Note 8- Notes Payable."
At the Closing, all outstanding performance-based stock based compensation including restricted shares will be converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares.

Also in conjunction with the Conversant transaction, the Company has established a cash retention pool of $4.2 million in the aggregate pursuant to which cash retention awards will be paid to certain employees, including the Company's senior management team and certain field personnel. The Company also agreed in the retention agreements that following the Closing it will grant a total of 257,000 performance shares under the 2019 Plan to various individuals, subject to such individual’s continued employment through the grant date. An amendment to the 2019 Plan to increase the number of shares of common stock that the Company may issue under the plan was subject to shareholder approval.

On October 1, 2021, subsequent to quarter-end, the Company entered into an Amended and Restated Investment Agreement (the "Amended Investment Agreement") with Investor A and Investor B. All Company proposals received shareholder approval at the special meeting and the amended transaction closed on November 3, 2021 with the Company receiving gross proceeds from the transaction of $154.8 million. See "Note 14- Subsequent Events."

3. COVID-19 PANDEMIC

The United States broadly continues to experience the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of September 30, 2021, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the risk of transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The outbreak of COVID-19 has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three and nine months ended September 30, 2021 the Company incurred $0.4 million and $1.7 million, respectively, in direct costs related to the COVID-19 pandemic and during the three and nine months ended September 30, 2020 the Company incurred $1.4 million and $4.6 million, respectively, in costs related to the COVID-19 pandemic.

In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million, respectively, of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds were recorded as other income in the nine months ended September 30, 2021. The CARES Act Phase 2 and Phase 3 funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020. The Company has also applied for additional grants pursuant to the Provider Relief Fund’s Phase 4 General Distribution, for which the U.S. Department of Health and Human Services (“HHS”) allocated up to $25.5 billion to provide additional funding to certain healthcare providers, including assisted living operators. Additional funding is available for providers operating in rural communities.
The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. One-half of the deferral amount will become due on each of December 31, 2021 and December 31, 2022. At September 30, 2021, the Company had $7.4 million in deferred payroll taxes, of which, $3.7 million is included in accrued expenses, and the remaining $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.

4. GOING CONCERN UNCERTAINTY
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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $99.3 million of debt maturing in the next 12 months, which includes $31.5 million due in December 2021, $36.7 million due in the second quarter of fiscal 2022, $16.0 million Promissory Note, as amended, due to Conversant in July 2022 and $15.1 million of debt service payments, (3) the Company's working capital deficiency and (4) noncompliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date that the interim September 30, 2021 financial statements are issued.
The Company has implemented plans as discussed below, which includes strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim September 30, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be cash from the Amended Investment Agreement and related rights offering as discussed below and debt refinancings or extensions, to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•As discussed in "Note 2- Recent Events and Transactions" and "Note 14- Subsequent Events," the Company entered into the Amended Investment Agreement with Investor A and Investor B in October 2021. Under the terms of the Amended Investment Agreement and related rights offering, the Company raised gross proceeds of $154.8 million, a portion of which will repay the Promissory Note, pay down or pay off debt and fund working capital needs and accretive growth projects. The transaction closed on November 3, 2021, subsequent to quarter end, and resulted in net proceeds to the Company of $128.5 million after repaying the $16.0 million Promissory Note and paying customary transaction and closing costs.
•In August 2021, the Company executed a one year extension of the Company's $40.5 million loan with BBVA covering three of the Company's properties, with an option to extend an additional six months. The loan agreement extension includes a waiver for non-compliance with certain financial ratios on December 31, 2020, and eliminates the compliance requirements for minimum financial ratios. The extension requires principal payments totaling $5.3 million which will be paid in installments over the term of the extension.
•The Company is in discussions with potential lenders to refinance debt maturing in the next 12 months including $36.7 million due in the second quarter of fiscal 2022.
•The Company is in discussions with Fifth Third Bank to resolve its noncompliance with financial covenants at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 for debt totaling $31.5 million at September 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation. In November 2021, subsequent to quarter end, the Company gave Fifth Third Bank the Company’s 30 day notice of its intention to repay the outstanding $31.5 million bridge loan. See "Note 14- Subsequent Events."
•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that were either underperforming or were in underperforming loan pools to Fannie Mae, the holder of non-recourse debt on such communities. See “Note 8- Notes Payable.” When legal ownership of the properties transfers to Fannie Mae or its designees and the liabilities relating to such communities are extinguished, the

Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” During the three and nine months ended September 30, 2021, Fannie Mae completed the transition of legal ownership of four and thirteen of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $54.1 million and $168.3 million, respectively. At September 30, 2021, the Company included $62.0 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $4.6 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12 month period following the date its interim September 30, 2021 financial statements are filed. Management concluded that it is probable that the remediation plan will mitigate the relevant conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for at least the 12 month period following the date its interim September 30, 2021 financial statements are filed.
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
5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In August 2021, the Company executed a one year extension of the Company's loan agreement with BBVA, which extended the maturity date to December 10, 2022. BBVA required a debt service reserve of $0.9 million as part of this extension, which is included in the restricted cash balances as of September 30, 2021.
The following table sets forth the Company’s cash and cash equivalents and restricted cash (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$10,669	$14,293
Restricted cash	5,882	3,982
	$16,551	$18,275
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

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at September 30, 2021 or December 31, 2020.
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided, which totaled approximately $48.2 million and $138.7 million for the three and nine months ended September 30, 2021, respectively and approximately $84.7 million and $286.1 million for the three and nine months ended September 30, 2020, respectively. The Company's residency agreements are generally short term in nature, with durations of one year or less, and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At September 30, 2021 and December 31, 2020, the Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling approximately $2.7 million and $3.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
Revenue for certain ancillary services is recognized as services are provided and includes fees for certain services, such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears and totaled approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and approximately $0.1 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At September 30, 2021 and December 31, 2020, the Company had contract liabilities for deferred community fees totaling approximately $0.8 million and $0.9 million, respectively which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of approximately $0.4 million and $1.2 million during the three and nine months ended September 30, 2021, respectively and $1.0 million and $3.2 million during the three and nine months ended September 30, 2020, respectively.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under a contract that provides for periodic management fee payments to the Company. The Company recognized revenue from management fees of $1.0 million and $3.0 million during the three and nine months ended September 30, 2021, respectively and $0.6 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.  The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The related costs are included in “community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized community reimbursement revenue and expense of $7.9 million and $33.3 million during the three and nine months ended September 30, 2021, respectively and $9.6 million and $11.9 million during the three and nine months ended September 30, 2020, respectively.

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
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.1 million and $6.1 million at September 30, 2021, and December 31, 2020, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2021; however, it is possible that actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities for purposes of the TMT for the nine months ended September 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes.
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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$36,510	$(214,964)	$124,432	$(274,898)
Weighted average shares outstanding:
Basic (1)	2,062	2,049	2,061	2,039
Effects of dilutive securities:
Employee equity compensation plans	27	—	27	—
Diluted (1)	2,089	2,049	2,088	2,039
Basic net income (loss) per share – common shareholders	$17.71	$(104.91)	$60.37	$(134.82)
Diluted net income (loss) per share – common shareholders	$17.48	$(104.91)	$59.59	$(134.82)
(1) Prior period results and share amounts have been adjusted to reflect the fifteen-for-one Reverse Stock Split. See Note 9 - Equity.
Awards of unvested restricted stock and restricted stock units representing approximately 65,118 shares and 9,816 stock options were antidilutive for the three and nine months ended September 30, 2021. Awards of unvested restricted stock and restricted stock units representing approximately 45,667 shares and approximately 9,800 stock options were antidilutive as a result of the net loss reported by the Company for the three and nine months ended September 30, 2020. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020, respectively.
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

6. IMPAIRMENT OF LONG-LIVED ASSETS
There were no impairments of long-lived assets during the three and nine months ended September 30, 2021.
During the first quarter of 2020, the Company determined that the modifications of certain of its master lease agreements (see “Note 7- Dispositions and Other Significant Transactions”) and adverse impacts on the Company’s operating results resulting from the COVID-19 pandemic were indicators of potential impairment of its long-lived assets. As such, the Company evaluated its long-lived asset groups for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets.

In March 2020, the Company entered into forbearance agreements with Ventas Inc. ("Ventas") and Welltower, Inc. ("Welltower") which, among other things, provided that the lease agreements covering the communities would be converted into property management agreements with the Company as manager on December 31, 2020 if the properties had not transitioned to successor operators on or prior to such date (see “Note 7- Dispositions and Other Significant Transactions”). The Company’s leases with Ventas and Welltower were originally scheduled to mature in 2025 and 2026.  Due to the modification of the lease term and the expected impacts of the COVID-19 pandemic, the Company evaluated certain owned communities and all leased communities for impairment and tested the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values.  For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value.  For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  These fair value measurements are considered Level 3 measurements within the valuation hierarchy.  During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.
During the three months ended September 30, 2020, the Company recorded non-cash impairment charges of $1.3 million and $1.1 million to operating lease right-of-use assets, net and property and equipment, net, respectively, due to a change in the useful life of 15 of its communities, all of which transferred to new operators. Due to the changes in useful lives, the Company concluded the assets related to those properties had indicators of impairment and the carrying values were not fully recoverable. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. In addition, during the three months ended September 30, 2020 the Company recorded a non-cash impairment charge of $0.8 million to property and equipment, net of one owned community. The fair value of the property and equipment, net of this community was determined was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value. In total, the Company recognized non-cash impairment charges of $3.2 million and $39.2 million for the three and nine months ended September 30, 2020, respectively.
7. DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
Disposition of Boca Raton, Florida Community
Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida, transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak Properties, Inc. ("Healthpeak"), a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded a gain of approximately $1.8 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.
Disposition of Merrillville, Indiana Community
Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all of its master lease agreements.

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”).  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its master lease agreements with each of its landlords as further described below. The Company was not subject to any master lease agreements during the nine months ended September 30, 2021.
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
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Ventas Master Lease Agreement.  As such, the Company reassessed the classification of the Ventas Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 6- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, Ventas elected to enter into a property management agreement on December 31, 2020 with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021. At September 30, 2021, the Company managed these seven communities on behalf of Ventas.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower. The initial terms of the Welltower master lease agreements ("the Welltower Master Lease Agreements") were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Welltower Master Lease Agreements covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Welltower Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Welltower Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the three months ended September 30, 2020. The Welltower Master Lease Agreement terminated on December 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager for the remaining properties that had not been transitioned to other operators.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Welltower Master Lease Agreements and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Welltower Master Lease Agreements.  As such, the Company reassessed the classification of the Welltower Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 6- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of the remaining properties that had not been transitioned to other operators for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. At September 30, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement with Healthpeak (the "Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak (the "Healthpeak Master Lease Agreement"), which was previously scheduled to mature in April 2026. The Healthpeak Master Lease Agreement terminated and was converted into a management agreement under a structure permitted by the REIT Investment Diversification and Empowement Act of 2007 (the "Healthpeak Management Agreement"), pursuant to which the Company agreed to manage the six communities that were subject to the Healthpeak Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Healthpeak Management Agreement, the Company received a management fee equal to 5% of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements with the Company related to those six properties.
On May 20, 2020, the Company entered into an additional agreement with Healthpeak, effective April 1, 2020 until the end of the lease term. Pursuant to such agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities. The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023. Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and will not account for the deferral as a modification to the existing lease agreement. The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged. Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due. At September 30, 2021, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
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
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier. On September 30, 2021, Healthpeak sold the three remaining properties and terminated all agreements with the Company related to those three properties.

8. NOTES PAYABLE
Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Fixed mortgage notes payable	$625,545	$787,029
Variable mortgage notes	121,660	122,742
Notes payable - insurance	1,218	3,887
Notes payable - other	18,141	2,121
Notes payable, excluding deferred financing costs	$766,564	$915,779
Deferred financing costs, net	4,770	6,886
Total long-term debt	$761,794	$908,893
Less current portion	159,977	304,164
Total long-term debt, less current portion	$601,817	$604,729
Deferred Financing Charges
At September 30, 2021 and December 31, 2020, the Company had gross deferred loan costs of approximately $11.8 million and $14.0 million, respectively. Accumulated amortization was approximately $7.0 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively.

Notes Payable - Other
In August 2021, simultaneously with the entry into the Investment Agreement, the Company and the Investors entered into a $17.3 million secured Promissory Note to provide interim debt financing to the Company and received proceeds of $16.0 million. The Promissory Note will bear interest at a rate of 15.0% per annum, provided that $2.3 million of the Promissory Note which is applied to the payment of fees and expenses in connection with the Promissory Note and the Transactions will bear interest at a rate of 0% until the Outside Date (as defined in the Investment Agreement) and 15% from and after the Outside Date. Interest payments may be made, at the option of the Company, in cash or in kind (“PIK Interest”). In addition, the Promissory Note provides for a payment premium payable on the loans thereunder (other than the $2.3 million earmarked for the payment of fees and expenses) in an amount equal to either (i) 5% of the initial principal amount of the loans (less the amount of any interest paid or accrued on such loans), if the loans are repaid on the Closing Date or (ii) 20% of the initial principal amount of the loans (less the amount of any interest paid or accrued on such loans), if the loans are not repaid on the Closing Date. The Promissory Note is secured by certain assets of the Company. The Promissory Note will mature upon the earlier of (a) the Closing Date or (b) July 22, 2022. The interest rate on the Promissory Note will increase by an additional 3% if an Event of Default (as defined in the Promissory Note) occurs. If an Event of Default occurs, the Investors may, at their option, declare the entire unpaid principal sum (including PIK Interest), and accrued interest immediately due and payable in full.
On October 22, 2021, subsequent to quarter end, upon approval of the Amended Investment Agreement, the Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. On November 3, 2021, in conjunction with the Closing of the Amended Investment Agreement, the total principal amount of $16.0 million Promissory Note was repaid.
On May 20, 2020, the Company entered into an agreement with Healthpeak (“the Healthpeak Forbearance”), effective April 1, 2020, through the lease term ending October 31, 2020, to defer a percentage of rent payments. At September 30, 2021, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets. See “Note 7- Dispositions and Other Significant Transactions.”
Insurance Notes Payable
In June 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.5 million. The finance agreement has a fixed interest rate of 4.45% with the principal being repaid over a 10-month term.

Loan Extension and Debt Forbearance Agreement on BBVA Loan
In August 2021, the Company executed a one year extension of the Company's $40.5 million loan agreement with BBVA, which extended the maturity date to December 10, 2022. The extension also included an additional six months extension option if certain financial criteria are met. The loan agreement extension includes a waiver for non-compliance with certain financial ratios on December 31, 2020, and eliminates the compliance requirements for minimum financial ratios. The extension requires monthly principal payments of $0.2 million, an additional principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained.
In the second quarter of fiscal 2020, the Company entered into a loan amendment with BBVA, pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to principal. The deferred monthly debt service payments were paid by the Company in June 2021. At September 30, 2021 no deferred payments remained outstanding.
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
During the three and nine months ended September 30, 2021, Fannie Mae completed the transition of legal ownership of four and thirteen of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $54.1 million and $168.3 million, respectively, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At September 30, 2021, the Company included $62.0 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $4.6 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining four properties. At September 30, 2021, the Company did not manage any properties on behalf of Fannie Mae.

Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the nine months ended September 30, 2021. At September 30, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans (the "Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through September 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan. At September 30, 2021, the Company had deferred payments of $7.2 million related to the Protective Life Loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Letters of Credit
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements, which remained outstanding at September 30, 2021.

The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation. On August 27, 2020, the available letters of credit were increased to $4.0 million, which remained outstanding at September 30, 2021.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company. The letters of credit were surrendered and paid to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.
The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were included in cash and cash equivalents on the Company’s September 30, 2020 Consolidated Balance Sheets.
Debt Covenant Compliance
The Company was not in compliance with a certain financial covenant under its loan agreement with Fifth Third Bank, covering two of the Company's properties, as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constituted a default. In May 2021, Fifth Third Bank issued a notice of default. In the event that this loan for $31.5 million is accelerated, the loan has 25% recourse to Capital Senior Living Corporation. In November 2021, subsequent to quarter end, the Company gave Fifth Third Bank the Company’s 30 day notice of its intention to repay the outstanding $31.5 million bridge loan. "Note 14- Subsequent Events." The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at September 30, 2021.

Except as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at September 30, 2021.

9. EQUITY
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

All share amounts for the three and nine months ended September 30, 2020 have been recast to give effect to the 15-for-1 Reverse Stock Split.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit). All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the three and nine months ended September 30, 2021 or 2020. In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury stock to available for issuance and recorded a reduction to additional paid in capital of $3.4 million in the fourth quarter of fiscal 2020.
10. STOCK-BASED COMPENSATION
The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values.
On May 14, 2019, the Company’s stockholders approved the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Plan”), which replaced the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”). The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 150,000 shares of common stock plus reserved shares not issued or subject to outstanding awards under the 2007 Plan, and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan. Effective March 26, 2019, the 2007 Plan was terminated and no additional awards will be granted under the 2007 Plan. Subsequent to quarter-end, the 2019 Plan was amended. See "Note 14- Subsequent Events."
Stock Options
The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years, and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Cancelled	Outstanding at End of Period
Options	9,816	—	—	—	9,816
At September 30, 2021, the options outstanding had no intrinsic value, a weighted-average remaining contractual life of 7.25 years, and a weighted average exercise price of $111.90. At September 30, 2021, there was approximately $0.0 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.25 years. At September 30, 2021, 6,479 options were exercisable and the remaining options were unvested.  There were no stock options granted during the nine months ended September 30, 2021.
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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2021 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	33,504	114,041	(6,659)	(4,862)	136,024
The restricted stock outstanding at September 30, 2021 had an intrinsic value of approximately $4.8 million.
There were no grants awarded during the three months ended September 30, 2021, During the nine months ended September 30, 2021, the Company awarded 114,041 shares of restricted common stock to certain employees of the Company, of which 60,618 shares were subject to performance vesting conditions. The weighted average market value of the common stock on the date of grant was $37.95 per share. These awards of restricted stock vest over a three-year period and had an intrinsic value of approximately $4.3 million on the date of grant.

The Company recognized $0.6 million and $1.3 million in stock-based compensation expense during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.5 million during the three and nine months ended September 30, 2020, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense was $3.7 million as of September 30, 2021. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance stock awards and a one to three-year period for non-performance-based stock awards, options and units.
11. CONTINGENCIES
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

12. FAIR VALUE MEASUREMENTS
Financial instruments
The carrying amounts and fair values of financial instruments at September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,669	$10,669	$17,885	$17,885
Restricted cash	$5,882	$5,882	$4,982	$4,982
Notes payable, excluding deferred loan costs	$766,564	$694,237	$915,779	$846,134
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

Operating lease right-of-use assets
The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $1.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively. The Company recognized impaired operating lease right-of-use assets, net at their fair values of $14.6 million and $0.5 million at March 31, 2020 and September 30, 2020 respectively. The fair values of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community. See “Note 6- Impairment of Long-Lived Assets.” There were no non-cash impairment charges to operating lease right-of-use assets during the three and nine months ended September 30, 2021.
Property and equipment, net
During the three and nine months ended September 30, 2020, the Company recorded non-cash impairment charges of $1.9 million and $31.7 million to property and equipment, net, respectively. The fair value of the impaired assets was $10.5 million and $12.5 million at March 31, 2020 and September 30, 2020, respectively. At March 31, 2020, the fair values of the property and equipment, net of these communities were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage. At September 30, 2020, the fair value of the property and equipment, net of the owned community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. The fair values of the property and equipment, net of the leased communities were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates. All of the aforementioned fair value measurements are considered Level 3 measurements within the valuation hierarchy. There were no non-cash impairment charges to property and equipment, net during the three and nine months ended September 30, 2021.
The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.
As of September 30, 2021, there was a wide range of possible outcomes as a result of the COVID-19 pandemic, as there was a high degree of uncertainty about the duration and extent of its ultimate impacts. Management’s estimates of the impacts of the COVID-19 pandemic are highly dependent on variables that are difficult to predict, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease, the duration and degree to which visitors are restricted from the Company's communities, the effect of the pandemic on the demand for senior living communities, the degree to which the Company may receive government financial relief and the timing thereof, and the duration, costs and effectiveness of the Company’s response efforts. Future events may indicate differences from management's current judgments and estimates which could, in turn, result in future impairments.
13. LEASES
As of December 31, 2020, the Company had exited all master lease agreements under which the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes. At September 30, 2020, the Company leased 39 senior housing communities from certain REITs. Under these facility lease agreements, the Company was previously responsible for all operating costs, maintenance and repairs, insurance and property taxes.
A summary of operating and financing lease expense including the respective presentation on the consolidated statement of operations and comprehensive income (loss) and cash flows from leasing transactions is as follows (in thousands):

	Nine Months Ended September 30,
Operating Leases	2021	2020
Facility lease expense	$—	$23,234
General and administrative expenses	113	495
Operating expenses, including variable lease expense of $0 and $4,499 in 2021 and 2020, respectively	70	4,760
Total operating lease costs	$183	$28,489
Operating lease expense adjustment	256	18,460
Operating cash flows from operating leases	$439	$46,949

	Nine Months Ended September 30,
Financing Leases	2021	2020
Depreciation and amortization	$74	$110
Interest expense: financing lease obligations	14	25
Total financing lease costs	$88	$135
Operating cash flows from financing leases	14	110
Financing cash flows from financing leases	74	25
Total cash flows from financing leases	$88	$135
Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
Remainder 2021	$23	$30
2022	68	121
2023	43	116
2024	30	37
2025	2	34
Thereafter	—	11
Total	$166	$349
Less: Amount representing interest (present value discount)	(13)	(32)
Present value of lease liabilities	$153	$317
Less: Current portion of lease liabilities	(69)	(104)
Lease liabilities, net of current portion	$84	$213

14. SUBSEQUENT EVENTS

Amended Investment Agreement and Related Transactions
On October 1, 2021, subsequent to quarter-end, the Company entered into an Amended and Restated Investment Agreement (the "Amended Investment Agreement") with the Investors. Under the terms of the Amended Investment Agreement, which replaces, in its entirety, the previously announced Investment Agreement with Conversant, the Company will raise up to $154.8 million through the combination of (a) $82.5 million private placement to Conversant consisting of $41.25 million of common stock at $25 per share and $41.25 million of newly designated Series A Convertible Preferred Stock ("Convertible Preferred Stock"), (b) warrants to Conversant to purchase approximately one million shares of common stock at $40 per share with an expiration date of five years after closing; (c) up to $72.3 million common stock rights offering to its existing stockholders, with a revised subscription price of $30 per share; and (d) an incremental $25.0 million accordion from

Conversant for future investment at the Company’s option, subject to certain conditions (collectively, the “Amended Transactions”).
Conversant agreed to backstop up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share.
In conjunction with the proposed transaction, the Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million.
The proposed transaction received shareholder approval on October 22, 2021 and the shareholders rights offering expired on October 27, 2021 with subscription rights to purchase 1,133,941 shares exercised. The transaction closed on November 3, 2021 and resulted in net proceeds to the Company of $128.5 million after repaying the $16.0 million Promissory Note and paying customary transaction and closing costs.
At the Closing, the Company and the Investors entered into an Investor Rights Agreement, pursuant to which, among other things, the Company's Board was reconstituted to six new Directors and three continuing Directors.
At the Closing, all outstanding performance-based stock based compensation including restricted shares were converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares.
Transactions Involving Certain Fannie Mae Loans
In the fourth quarter of 2021, subsequent to quarter end, Fannie Mae completed the transfer of ownership on one of the Company's properties. As discussed in “Note 8- Notes Payable,” In the third quarter of fiscal 2020, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer had control of the properties in accordance ASC 610-20. Accordingly, the Company disposed of all assets related to these properties in the year ended December 31, 2020. As a result of the change in legal ownership, the Company will de-recognize all of the debt and related liabilities for these properties in the fourth quarter of fiscal 2021.
Corporate Name Change
On November 9, 2021, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the previously announced change of the Company’s name to “Sonida Senior Living, Inc.” effective as of November 15, 2021 (the “Name Change”). In addition, the Company’s board of directors adopted an amendment to the Company’s Second Amended and Restated Bylaws to reflect the Company’s new legal name, effective as of November 15, 2021.
Following the effectiveness of the Name Change, the ticker symbol of the Company’s common stock on the New York Stock Exchange will change to “SNDA”. The CUSIP number for the Company’s common stock following the effectiveness of the Name Change will remain unchanged.

Fifth Third Bridge Loan
In November 2021, subsequent to quarter end, the Company gave Fifth Third Bank the Company’s 30 day notice of its intention to repay the outstanding $31.5 million bridge loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: the impact of COVID-19, including the actions taken to prevent or contain the spread of COVID-19; the Company's near-term debt maturities, and other conditions and events described herein on the Company's ability to continue as a going concern; the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, including the transmission of its highly contagious variants and sub-lineages, and the development and availability of vaccinations and other related treatments; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 , which was filed with the SEC on March 31, 2021 and subsequent Quarterly Reports on Form 10-Q.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of September 30, 2021, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 7,000 residents, including 60 senior housing communities that the Company owned and 12 communities that the Company managed on behalf of third parties. As of September 30, 2021, the Company had 5 properties that the Company no longer operates that were in the process of transitioning legal ownership to Fannie Mae.

RECENT EVENTS AND TRANSACTIONS
Investment Agreement
On July 22, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Conversant Dallas Parkway (A) LP (“Investor A”) and Conversant Dallas Parkway (B) LP ("Investor B"), affiliates of Conversant Capital LLC (together with Investor A, the “Investors”), which was later amended, pursuant to which: (i) the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 82,500 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (the “Private Placement”); and (ii) the Company intends to initiate a rights offering (the “Rights Offering”) to allow the holders of the outstanding shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), the right to purchase at $32 per share (the “Subscription Price”), a number of shares of Common Stock that would result in gross cash proceeds to the Company of approximately $70 million. In addition, the Investors agreed to partially backstop the Rights Offering up to $42.5 million through the purchase of additional shares of Series A Preferred Stock (the “Backstop Commitment” and together with the Private Placement and the Rights Offering, the “Transactions”), in each case on the terms described in the Investment Agreement.
The consummation of the transactions contemplated by the Investment Agreement was subject to stockholder approval and other customary closing conditions. On or after the closing date under the Investment Agreement, the Company may from time to time request additional investments from the Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25,000,000, subject to certain conditions. At the Closing, the Company and the Investors will enter into an Investor Rights Agreement, pursuant to which, among other things, the Investors will have the right to designate a number of directors to the Board of Directors, proportionate to its beneficial ownership of the Company.
Simultaneously with the entry into the Investment Agreement, the Company and the Investors entered into a $17.3 million secured promissory note (the "Promissory Note") to provide interim debt financing which matures in July 2022. In October 2021, subsequent to quarter end, the Promissory Note amount was later amended to $16.0 million and repaid upon closing of the transaction on November 3, 2021, See "Note 8- Notes Payable."
At the Closing, all outstanding performance-based stock based compensation including restricted shares will be converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares.
Also in conjunction with the Conversant transaction, the Company has established a cash retention pool of $4.2 million in the aggregate pursuant to which cash retention awards will be paid to certain employees, including the Company's senior management team and certain field personnel. The Company also agreed in the retention agreements that following the Closing it will grant a total of 257,000 performance shares under the 2019 Plan to various individuals, subject to such individual’s continued employment through the grant date. An amendment to the 2019 Plan to increase the number of shares of common stock that the Company may issue under the plan was subject to shareholder approval.
On October 1, 2021, subsequent to quarter-end, the Company entered into an Amended and Restated Investment Agreement (the "Amended Investment Agreement") with Investor A and Investor B. All Company proposals received shareholder approval at the special meeting and the amended transaction closed on November 3, 2021 with the Company receiving gross proceeds from the transaction of $154.8 million. See "Note 14- Subsequent Events."
Corporate Name Change
On November 9, 2021, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the previously announced change of the Company’s name to “Sonida Senior Living, Inc.” effective as of November 15, 2021 (the “Name Change”). In addition, the Company’s board of directors adopted an amendment to the Company’s Second Amended and Restated Bylaws to reflect the Company’s new legal name, effective as of November 15, 2021.
Following the effectiveness of the Name Change, the ticker symbol of the Company’s common stock on the New York Stock Exchange will change to “SNDA”. The CUSIP number for the Company’s common stock following the effectiveness of the Name Change will remain unchanged. See "Note 14- Subsequent Events."
COVID-19 Pandemic
The United States broadly continues to experience the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of September 30,2021, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.7 million, respectively, in direct costs related to the COVID-19 pandemic and during the three and nine months ended September 30, 2020, the Company incurred $1.4 million and $4.6 million, respectively, in costs related to the COVID-19 pandemic.
In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million of cash for grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 2 and 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds have been recorded as other income in the nine months ended September 30, 2021. The CARES Act Phase 2 and Phase 3 Provider Relief Funds are grants that do not have to be repaid, provided the Company satisfies the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020.  The Company has also applied for additional grants pursuant to the Provider Relief Fund’s Phase 4 General Distribution, for which the U.S. Department of Health and Human Services (“HHS”) allocated up to $25.5 billion provide additional funding to certain healthcare providers, including assisted living operators. Additional funding is available for providers operating in rural communities.
The Company has elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. One-half of the deferral amount will become due on each of December 31, 2021 and December 31, 2022. At September 30, 2021, the Company had $7.4 million in deferred payroll taxes, of which, $3.7 million is included in accrued expenses, and the remaining $3.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheets.
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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and financial results, (2) $99.3 million of debt maturing in the next 12 months, which includes $31.5 million due in December 2021, $36.7 million due in the second quarter of fiscal 2022 $16.0 million Promissory Note, as amended, due to Conversant in July 2022 and $15.1 million of debt service payments, (3) the Company's working capital deficiency and (4) non-compliance with certain financial covenants of its loan agreements with Fifth Third Bank covering two properties at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date its interim September 30, 2021 financial statements are issued.
As discussed below, the Company has implemented plans, including strategic and cash-preservation initiatives designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its interim September 30, 2021 financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be the Amended Investment Agreement and common stock rights offering and debt refinancings or extensions, to the extent available on acceptable terms.
Strategic and Cash Preservation Initiatives
The Company has taken or intends to take the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:
•As discussed in "Note 2- Recent Events and Transactions" and "Note 14- Subsequent Events," the Company entered into the Amended Investment Agreement with Investor A and Investor B in October 2021. Under the terms of the Amended Investment Agreement and related rights offering, the Company raised gross proceeds of $154.8 million, a portion of which will repay the Promissory Note and fund working capital needs and accretive growth projects. The transaction closed on November 3, 2021, subsequent to quarter end, and resulted in net proceeds to the Company of $128.5 million after repaying the $16.0 million Promissory Note and paying customary transaction and closing costs.
•In August 2021, the Company executed a one year extension of the Company's $40.5 million loan with BBVA covering three of the Company's properties, with an option to extend an additional six months. The loan agreement extension includes a waiver for non-compliance with certain financial ratios on December 31, 2020, and eliminates the compliance requirements for minimum financial ratios. The extension requires principal payments totaling $5.3 million which will be paid in installments over the term of the extension.
•The Company is in discussions with potential lenders to refinance debt maturing in the next 12 months including $36.7 million due in the second quarter of fiscal 2022.
•The Company is in discussions with Fifth Third Bank to resolve its noncompliance with financial covenants at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 for debt totaling $31.5 million at September 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation. In November 2021, subsequent to quarter end, the Company gave Fifth Third Bank the Company’s 30 day notice of its intention to repay the outstanding $31.5 million bridge loan. See "Note 14- Subsequent Events."
•In July 2020, the Company initiated a process that is intended to transfer the operations and ownership of 18 communities that were either underperforming or were in underperforming loan pools to Fannie Mae, the holder of nonrecourse debt on such communities. When legal ownership of the properties transfers to Fannie Mae or its designees and the liabilities relating to such communities are extinguished, the Company expects to recognize a gain related to the extinguishment in accordance with ASC 470, “Debt.” During the three and nine months ended September 30, 2021, Fannie Mae completed the transition of legal ownership of four and thirteen of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $54.1 million and $168.3 million, respectively. At September 30, 2021, the Company included $62.0 million in outstanding debt in the current portion of notes payable, net of deferred loan costs, and $4.6 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to these properties.
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the 12 month period following the date its interim September 30, 2021 financial statements are filed. Management concluded that it is probable that the remediation plan will mitigate the relevant conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for at least the 12 month period following the date its interim September 30, 2021 financial statements are filed.
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

Significant Financial and Operational Highlights
Consolidated average financial occupancy for the third quarters of fiscal 2021 and 2020 was 81.0% and 76.1%, respectively reflecting continued recovery from the challenged occupancy during the onset of the COVID-19 pandemic. Consolidated average monthly rental rate was higher by 330 basis points when comparing the third quarter of fiscal 2021 to the third quarter of fiscal 2020 as a result of lower promotional concessions in the third quarter of 2021 versus higher concessions provided during third quarter of 2020 as a result of the challenged market during the COVID-19 pandemic.
During the three months ended September 30, 2021, the Company was deeply impacted by the senior living industry's COVID-19 pandemic related workforce challenges as enhanced unemployment benefits available added to the pre-pandemic labor shortages. As a result, the Company had increased expenses for contract labor in an effort to properly support our senior living communities and residents.
During the third quarter of 2021, the Company completed the transition of the legal ownership of four of its communities to Fannie Mae, the holder of the non-recourse debt related to such properties, and recognized a gain on the extinguishment of debt and de-recognition of liabilities of those properties of $54.1 million.
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all of its master lease agreements.
As of December 31, 2019, the Company leased 46 senior housing communities from certain REITs.  The Company transitioned one community to a different operator effective January 15, 2020. During the first quarter of 2020, the Company entered into agreements that restructured or terminated certain of its master lease agreements with each of its landlords as further described below. The Company was not subject to any master lease agreements during the nine months ended September 30, 2021.
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
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Ventas Master Lease Agreement.  As such, the Company reassessed the classification of the Ventas Master Lease Agreement based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate. The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million, and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020, and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the modification to the Ventas Master Lease Agreement, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 6- Impairment of Long-Lived Assets.”

Under the terms of the Ventas Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager of the seven properties for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease agreements with Ventas on January 1, 2021. At September 30, 2021, the Company managed these seven communities on behalf of Ventas.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower Inc. ("Welltower"). The initial terms of the Welltower master lease agreements (the "Welltower Master Lease Agreements") were scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Welltower Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Welltower Master Lease Agreements. In addition, the Welltower Agreement provided that the Company would not be required to comply with certain financial covenants of the Welltower Master Lease Agreements during the forbearance period, which terminated on December 31, 2020. In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released in the second quarter of fiscal 2020. The Welltower Master Lease Agreements terminated on December 31, 2020. Upon termination, Welltower elected to enter into a property management agreement with the Company as manager for the remaining properties that had not been transitioned to other operators.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Welltower Master Lease Agreements and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Welltower Master Lease Agreements.  As such, the Company reassessed the classification of the Welltower Master Lease Agreements based on the modified terms and determined that the each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020. As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 6- Impairment of Long-Lived Assets.”
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company as manager of the remaining properties that had not been transitioned to other operators for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. At September 30, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement (the "Healthpeak Agreement”) with Healthpeak Properties, Inc. ("Healthpeak"), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak (the "Healthpeak Master Lease Agreements"), which was previously scheduled to mature in April 2026. The Healthpeak Master Lease Agreement terminated and was converted into a management agreement under a structure permitted under the REIT Investment Diversification and Empowerment Act of 2007, pursuant to which the Company agreed to manage the six communities that were subject to the Healthpeak Master Lease Agreement until such communities are sold by Healthpeak.  Pursuant to the Management Agreement, the Company receives a management fee equal of gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak. The Company recognized a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020. In January 2021, Healthpeak sold the six properties and terminated all agreements with the Company related to those six properties.

On May 20, 2020, the Company entered into an additional agreement with Healthpeak, effective April 1, 2020 until the end of the lease term. Pursuant to such agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to a Master Lease Agreement with Healthpeak in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement covering such communities. The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023. Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and will not account for the deferral as a modification to the existing lease agreement. The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged. Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due. At September 30, 2021, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
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
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company will receive a monthly flat fee for three months with such fee increasing thereafter until such properties are sold or December 31, 2021, whichever is earlier. On September 30, 2021, Healthpeak sold the three remaining properties and terminated all agreements with the Company related to those three properties.
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

Results of Operations
The following table sets forth for the periods indicated selected Consolidated Statements of Operations and Comprehensive Income (Loss) data in thousands of dollars and expressed as a percentage of total revenues:

	Three months ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$48,968	84.5	$85,894	89.4	$140,819	79.5	$290,952	95.8
Management fees	1,029	1.8	604	0.6	2,978	1.7	819	0.3
Community reimbursement revenue	7,927	13.7	9,555	10.0	33,317	18.8	11,888	3.9
Total revenues	57,924	100.0	96,053	100.0	177,114	100.0	303,659	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	40,668	70.2	65,165	67.8	114,994	64.9	211,874	69.8
General and administrative expenses	6,887	11.9	8,128	8.5	22,913	12.9	21,036	6.9
Facility lease expense	—	—	5,926	6.2	—	—	23,234	7.7
Stock-based compensation expense	586	1.0	421	0.4	1,269	0.7	1,494	0.5
Depreciation and amortization expense	9,503	16.4	15,547	16.2	27,811	15.7	47,584	15.7
Long-lived asset impairment	—	—	3,240	3.4	—	—	39,194	12.9
Community reimbursement expense	7,927	13.7	9,555	9.9	33,317	18.8	11,888	3.9
Total expenses	65,571	113.2	107,982	112.4	200,304	113.1	356,304	117.3
Other income (expense):
Interest income	—	—	14	—	5	—	83	—
Interest expense	(9,701)	(16.7)	(11,141)	(11.6)	(28,574)	(16.1)	(34,044)	(11.2)
Gain on facility lease modification and termination, net	—	—	(753)	(0.8)	—	—	10,487	3.5
Gain on extinguishment of debt	54,080	93.4	—	—	168,292	95.0	—	—
Loss on disposition of assets, net	(15)	—	(191,032)	(198.9)	(436)	(0.2)	(198,388)	(65.3)
Other income	—	—	9	—	8,703	4.9	2	—
Income (loss) from continuing operations before provision for income taxes	36,717	63.5	(214,832)	(223.7)	124,800	70.5	(274,505)	(90.3)
Provision for income taxes	(207)	(0.4)	(132)	(0.1)	(368)	(0.2)	(393)	(0.1)
Net income (loss)	$36,510	63.1	$(214,964)	(223.8)	$124,432	70.3	$(274,898)	(90.4)
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenues.
When comparing the third quarter of fiscal 2021 to the third quarter of fiscal 2020, the Company generated resident revenue of approximately $49.0 million compared to resident revenue of approximately $85.9 million, respectively, representing a decrease of approximately $36.9 million, or 43%. The decrease in revenue was generated by significant property dispositions throughout 2020, including: (1) the sale of one owned property which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; and (3) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities on August 1, 2020.

Management fee revenue increased by $0.4 million, which was due to the Company’s management of 15 communities during the third quarter of 2021 versus management of six communities for the entire third quarter of 2020 and 18 communities for a portion of the third quarter of 2021. Community reimbursement revenue declined $1.6 million compared to the prior year quarter.
Expenses.
Total expenses were $65.6 million in the third quarter of fiscal 2021 compared to $108.0 million in the third quarter of fiscal 2020, representing a decrease of $42.4 million, or 39%. This decrease is primarily the result of a $24.5 million decrease in operating expenses, a $5.9 million decrease in facility lease expenses, a $6.0 million decrease in depreciation expense, $3.2 million decrease in non-cash impairment charges, a $1.6 million decrease in community reimbursement expense and a $1.2 million increase in general and administrative expenses.
•The quarter-over-quarter decrease in operating expenses of $24.5 million is primarily due to a $16.7 million decrease in labor and employee-related expenses, a $1.9 million decrease in food expense, a $1.9 million decrease in utilities, and a $4.0 million decrease in all other operating expenses, all of which were primarily due to the disposition of communities in the third quarter of 2020.
•The decrease in general and administrative expenses of $1.2 million is primarily due to a $0.8 million reduction in transaction costs related to lease amendments and terminations in the third quarter of the prior year, a decrease of $0.7 million in employee benefits and health insurance claims, $0.4 million in placement and separation expenses, $0.3 million in fees, and $0.3 million in contract labor and consulting expenses, which was partially offset by an increase of approximately $0.7 million labor related expenses and $0.6 million in insurance and other expenses.
•The $5.9 million decrease in facility lease expense is attributable to the termination of all of the Company's master lease agreements during fiscal 2020.
•The $6.0 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
•During the third quarter of 2020, the Company recorded $3.2 million of non-cash impairment charges with no comparable charges in third quarter of 2021.
•The $1.6 million decrease in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company began providing management services on March 1, 2020 for six communities and on August 1, 2020 for 18 communities, compared to providing management services to 15 communities during the third quarter of 2021.
Other income and expense.
•Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•Interest expense decreased in the third quarter of fiscal 2021 when compared to the third quarter of fiscal 2020 primarily due to the (i) early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and (ii) completion of the transition of the ownership of thirteen communities to Fannie Mae in the nine months ended September 30, 2021.
•The gain on extinguishment of debt of $54.1 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of four of the Company's communities back to Fannie Mae, the holder of the non-recourse debt related to such properties, during the three months ended September 30, 2021.
Provision for income taxes.
Provision for income taxes for the three months ended September 30, 2021 was $0.2 million, or 0.6% of net income before income taxes, compared to a provision for income taxes of $0.1 million, or 0.1% of loss before income taxes, for the three months ended September 30, 2020. The effective tax rates for the third quarters of fiscal 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities at September 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $36.5 million for the three months ended September 30, 2021, compared to net loss and comprehensive loss of $215.0 million for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues.
When comparing the nine month period ended September 30, 2021 to the nine month period ended September 30, 2020, the Company generated resident revenue of approximately $140.8 million compared to resident revenue of approximately $291.0 million, respectively, representing a decrease of approximately $150.1 million, or 52%.  The decrease in revenue was generated by significant property dispositions throughout 2020, including: (1) the sale of two owned properties, one of which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; and (3) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of nonrecourse debt related to such communities on August 1, 2020. Together, these actions accounted for a decrease in revenue of approximately $110.6 million. The remaining decrease was primarily due to a decrease in total occupancies at the Company’s remaining senior housing communities and reductions in average monthly rent. The decrease in the total occupancy was primarily due to reduced move-in activity related to the COVID-19 pandemic and our response efforts.
The decrease in resident revenue was partially offset by an increase in management fees and community reimbursement revenue of $2.2 million and $21.4 million, respectively, which were due to the Company’s management of 12 communities during the first nine months of 2021 versus management of six communities for the entire third quarter of 2020 and 18 communities for a portion of the third quarter of 2020.
Expenses.
Total expenses were $200.3 million for the first nine months of fiscal 2021 compared to $356.3 million for the first nine months of fiscal 2020, representing a decrease of $156.0 million, or 44%. This decrease is primarily the result of a $96.9 million decrease in operating expenses, a $23.2 million decrease in facility lease expenses, a $19.8 million decrease in depreciation expense, and a $39.2 million decrease in non-cash impairment charges, partially offset by a $21.4 million increase in community reimbursement expense and a $1.9 million increase in general and administrative expenses.
•The year-over-year decrease in operating expenses of $96.9 million is primarily due to a $64.8 million decrease in labor and employee-related expenses, a $7.7 million decrease in food expense, $7.1 million decrease in utilities, and a $17.3 million decrease in all other operating expenses, all of which were primarily due to the disposition of communities since the first quarter of 2020.
•The increase in general and administrative expenses of $1.9 million is primarily due to a $4.0 million higher employee benefits and health insurance claims, $1.5 million in insurance and other expenses and $0.5 million in contract labor and consulting expenses, which were partially offset by reductions of approximately $2.8 million in transaction costs incurred in the first nine months of 2020 and which were related to the lease amendments and terminations in the prior year, $0.8 million in total fees and $0.5 million in placement and separation expenses.
•The $23.2 million decrease in facility lease expense is attributable to the termination of all of the Company's Master Lease Agreements during fiscal 2020.
•The $19.8 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
•During the first nine months of 2020, the Company recorded $39.2 million of non-cash impairment charges with no comparable charges in the first nine months of 2021.

•The $21.4 million increase in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company began providing management services on March 1, 2020 for 6 communities for the entire first nine months of 2020 and 18 communities for a portion of the first nine months of 2020, compared to providing management services to 15 communities during the nine months ended September 30, 2021.
Other income and expense.
•Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•Interest expense decreased in the first nine months of fiscal 2021 when compared to the first nine months of fiscal 2020 primarily due to the early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and the completion of the transition of the ownership of nine communities to Fannie Mae in the first nine months of 2021.
•The gain on extinguishment of debt of $168.3 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of thirteen of the Company's communities back to Fannie Mae, the holder of the non-recourse debt related to such properties.
•Other income of $8.7 million is the cash received for the Phase 3 General Distribution of the CARES Act for healthcare related expenses or lost revenues attributable to COVID-19.
Provision for income taxes.
Provision for income taxes for the nine months ended September 30, 2021 was $0.4 million, or 0.3% of net income before income taxes, compared to a provision for income taxes of $0.4 million, or 0.1% of loss before income taxes, for the nine months ended September 30, 2020. The effective tax rates for the first nine months of fiscal 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities at September 30, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $124.4 million for the nine months ended September 30, 2021, compared to net loss and comprehensive loss of $274.9 million for the nine months ended September 30, 2020.
Liquidity and Capital Resources
In addition to approximately $10.7 million of unrestricted cash balances on hand as of September 30, 2021, the Company’s principal sources of liquidity are expected to be net proceeds of $128.5 million from the Amended Investment Agreement and related rights offering in November 2021, additional proceeds from debt refinancings, and/or proceeds from the sale of owned assets. The Company has implemented plans, which includes raising capital, and other strategic and cash-preservation initiatives, all of which are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. See “Going Concern and Management’s Plan.”  The Company’s long-term capital requirements are and will be dependent on, among other factors, its ability to access additional funds through the private placement of Convertible Preferred Stock and the common stock rights offering. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets, and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(5,801)	$(5,370)
Net cash used in investing activities	(7,096)	(4,815)
Net cash used in financing activities	6,581	(8,603)
Net decrease in cash and cash equivalents	$(6,316)	$(18,788)
Operating activities.
The net cash provided by operating activities for the nine months ended September 30, 2021 primarily results from net income of $124.4 million, decreases in cash flows from current assets of $2.4 million, decreases from current liabilities of $4.7 million and net non-cash charges of $137.3 million. The net cash used in operating activities for the nine months ended September 30, 2020, primarily results from net loss of $274.9 million, an increase in accounts receivable of $3.6 million, increase in other assets of $2.1 million and net non-cash charges of $261.1 million, partially offset by decrease in tax and insurance deposits of $1.1 million, a $1.1 million increase in accounts payable and a $11.3 million increase in accrued liabilities.
Investing activities.
The net cash used in investing activities for the nine months ended September 30, 2021 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $7.1 million. The net cash used in investing activities for the nine months ended September 30, 2020 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $11.2 million, partially offset by the Company's receipt of $6.4 million in proceeds from the disposition of assets.
Financing activities.
The net cash used in financing activities for the nine months ended September 30, 2021 primarily results from repayments of notes payable of $10.5 million offset by $17.2 million of proceeds from debt which includes the $16.0 million proceeds from the Promissory Note, "See Note 2- Recent Events and Transactions." The net cash used in financing activities for the nine months ended September 30, 2020 primarily results from repayments of notes payable of $11.9 million and payments on financing obligations of $0.4 million.

Investment Agreement and Promissory Note
As discussed in "Note 2- Recent Events and Transactions," the Company entered into an Amended and Restated Investment agreement (the "Amended Investment Agreement") with Conversant in October 2022, subsequent to quarter end. Under the terms of the Amended Investment Agreement, the Company raised gross proceeds of $154.8 million.
In conjunction with the proposed transaction, the Company entered into a $17.3 million promissory note in August 2021, $15.0 million of which bears interest at 15%. In October 2021, subsequent to quarter end, the Promissory note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was repaid on November 3, 2021, subsequent to quarter end in conjunction with the Amended Investment Agreement closing.

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
During the three and nine months ended September 30, 2021, Fannie Mae completed the transition of legal ownership of four and thirteen of the Company's properties, respectively, and the Company recorded a gain on extinguishment of debt of $54.1 million and $168.3 million, respectively, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At September 30, 2021, the Company included $62.0 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $4.6 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining nine properties. At September 30, 2021, the Company did not manage any properties on behalf of Fannie Mae.
Loan Extension and Debt Forbearance Agreement on BBVA Loan
The Company also entered into a loan amendment with another lender, BBVA, related to a loan covering three of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to principal. The deferred monthly debt service payments were paid by the Company in June 2021. At September 30, 2021 no deferred payments remained outstanding.
In August 2021, the Company executed a one year extension of the Company's $40.5 million loan agreement with BBVA, which extended the maturity date to December 10, 2022. The extension also included an additional six months extension option if certain financial criteria are met. The loan agreement extension includes a waiver for non-compliance with certain financial ratios on December 31, 2020, and eliminates the compliance requirements for minimum financial ratios. The extension requires a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained. BBVA required a debt service reserve of $0.9 million as part of this extension, which is included in the restricted cash balances as of September 30, 2021.

Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the nine months ended September 30, 2021. At September 30, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans ("the Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through September 2021, with such deferral amounts being added to principal due at maturity in either 2025 or 2026, depending upon the loan. At September 30, 2021, the Company had deferred payments of $7.2 million related to the Protective Life Loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million of deferred payments is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Letters of Credit
The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements, which remained outstanding at September 30, 2021.
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services in connection with the administration of workers’ compensation. On August 27, 2020, the available letters of credit were increased to $4.0 million, which remained outstanding at September 30, 2021.
The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, in connection with certain leases between Welltower and the Company. The letters of credit were surrendered and paid to Welltower in conjunction with the Welltower Agreement during the quarter ended June 30, 2020.
The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak in connection with certain leases between Healthpeak and the Company.  The letters of credit were released to the Company during the first quarter of 2020 and were included in cash and cash equivalents on the Company’s September 30, 2020 Consolidated Balance Sheets.
Debt Covenant Compliance
The Company was not in compliance with a certain financial covenant under its loan agreement with Fifth Third Bank, covering two of the Company's properties, as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constituted a default. In May 2021, Fifth Third Bank issued a notice of default. In the event that this loan for $31.5 million is accelerated, the loan has 25% recourse to Capital Senior Living Corporation. In November 2021, subsequent to quarter end, the Company gave Fifth Third Bank the Company’s 30 day notice of its intention to repay the outstanding $31.5 million bridge loan. The Company included $31.5 million in outstanding debt related to those properties in current portion of notes payable, net of deferred loan costs, on the Company’s Consolidated Balance Sheets at September 30, 2021.
Except as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at September 30, 2021.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company was not in compliance with a certain financial covenant under its loan agreement with Fifth Third Bank, covering two of the Company's properties, as of September 30, 2021, June 30, 2021 March 31, 2021, December 31, 2020 and September 30, 2020, in which a minimum debt service coverage ratio must be maintained, which constituted a default. The Company is in active discussions with Fifth Third Bank to resolve its noncompliance with financial covenants for debt totaling $31.5 million at June 30, 2021, included in current portion of notes payable, net of deferred loan costs on the Consolidated Balance Sheets. As a result of these defaults, in May 2021, Fifth Third Bank issued a notice of default letter and the Fifth Third bridge loan is callable. In the event that this loan is accelerated there is 25% recourse to Capital Senior Living Corporation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2021	32,941	$199.45	32,941	$6,570,222
July 1 – July 31, 2021	—	—	—	6,570,222
August 1 – August 31, 2021	—	—	—	6,570,222
September 1 – September 30, 2021	—	—	—	6,570,222
Total at September 30, 2021	32,941	$199.45	32,941	$6,570,222
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

10.1
Investment Agreement, dated as of July 22, 2021, by and between Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2021.)

10.2
Secured Promissory Note, effective as of July 22, 2021. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2021.)

10.3
Amended and Restated Investment Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2021.)

10.4
Rights Offering Backstop and Participation Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation, Silk Partners, LP and Arbiter Partners QP, LP. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2021.)

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
Date: November 12, 2021