Form 10-K
period 2021-12-31
SONIDA SENIOR LIVING, INC.
filed 2022-04-15
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13445

Sonida Senior Living, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16301 Quorum Drive, Suite 160A Addison, TX	75001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(972) 770-5600
______________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	SNDA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐    No  ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,462,536 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2021, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $72.4 million. As of April 9, 2022, the Registrant had 6,665,150 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement pertaining to its 2022 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

SONIDA SENIOR LIVING, INC.

i

PART I
ITEM 1.    BUSINESS.
Overview
Sonida Senior Living, Inc., (formerly known as Capital Senior Living Corporation) a Delaware corporation (together with its subsidiaries, "we," "us," "our," or "the Company"), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2021, the Company operated 75 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 60 senior housing communities which the Company owned and 15 communities that the Company managed on behalf of third parties.
We provide residential housing and services to people aged 75 years and older, including independent living, assisted living, and memory care services. Many of our communities offer a continuum of care to meet our residents’ needs as they change over time by integrating independent living, assisted living, and memory care, which may be bridged by home care through independent home care agencies. Our integrated approach sustains residents’ autonomy and independence based on their physical and cognitive abilities.
Strategy
Our mission is to bring quality senior living to life. We provide comfortable, safe, affordable communities where residents can form friendships, enjoy new experiences, and receive personalized care from team members who treat them like family, while also striving to (i) achieve and sustain a strong, competitive position within our geographically concentrated regions, and (ii) continue to enhance the performance of our operations. Our strategic priorities are designed to enhance our performance and position our portfolio for near- and long-term growth.
Over the past three years, we have focused on executing our S.I.N.G. initiatives which stands for “Stabilize, Invest, Nurture and Grow.” These strategic initiatives were intended to complement and enhance our core operational efforts while addressing the Company's financial foundation and position us for future growth and success in light of recent trends in demographics, technology and healthcare delivery methods.
Stabilize. A key component of stabilization has been the optimization of our portfolio of senior housing communities, which includes disposing of certain owned and leased communities. We undertook this initiative to simplify and streamline our business, increase the quality and durability of our cash flows, improve our liquidity, reduce our short-term and long-term debt and lease leverage, and increase our ownership in our consolidated community portfolio. Since 2019, we have sold five properties, exited all triple net leases involving 46 properties, and have worked to transfer the legal ownership of 18 underperforming communities to Fannie Mae. During 2021, the transition of legal ownership of 16 of the Company's properties to Fannie Mae was completed. We now own and manage a core continuing portfolio of communities in markets with attractive demographic and competitive characteristics.
Invest. Our resident-centric model includes investment in community upgrades and innovative and differentiated resident programming. Our focus on supportive transitions for new residents encourages opportunities and activities for residents to build their network of friends to foster new and continuing passions. In January 2021, we announced our new memory care program, Magnolia Trails, which will be implemented in all of our memory care communities. In late 2021, we began projects to refresh and renovate several of our communities. We expect most of these projects to be completed in 2022.
As discussed below, in November 2021, we raised $154.8 million from investors, which allows us to make strategic investments in our portfolio and positions us for growth. We are committed to making significant capital expenditures in our existing communities, including overall refreshes and technological improvements, to improve the resident experience and drive future growth.
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
Grow. Our strategy is focused on organic growth through existing community advancement as well as growth through acquisitions. We continue to be positioned to provide competitive residential rates and flexible product offerings.  Our portfolio is situated in markets where positive demographic trends exist with respect to population growth, income growth, and increased chronic medical conditions relative to the 75+ age group.  In December 2021, we began managing three additional communities on behalf of a third party, and in January 2022, we announced the acquisition of two communities located in Indiana.

Recent Developments
Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B") and, together with Conversant Fund A, (the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety an Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors agreed to purchase from the Company, and the Company agreed to sell to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000; and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) subject to the consummation of the transactions contemplated by the A&R Investment Agreement, the Conversant Investors would receive 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held, which would result in gross cash proceeds to the Company of approximately $72.3 million (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company agreed to pay to the Conversant Investors, as a premium, 174,675 shares of common stock.
Simultaneously with the entry into the Original Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022. The Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 8- Notes Payable."
The transactions contemplated by the A&R Investment Agreement were subject to stockholder approval, which was received on October 22, 2021. The Rights Offering expired on October 27, 2021 with subscription rights to purchase 1,133,941 shares exercised. The transactions contemplated by the A&R Investment Agreement closed (the “Closing”) on November 3, 2021 and resulted in net proceeds to the Company of $141.4 million after paying customary transaction and closing costs of approximately $13.4 million. The Conversant Investors and Arbiter Partners QP, LP (“Arbiter”) backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 shares of common stock and 114,911 shares of common stock, respectively, and received a backstop fee of 174,675 shares of common stock and 17,292 shares of common stock, respectively.
At the Closing, the Company, the Conversant Investors and Silk Partners LP (“Silk”) entered into an Investor Rights Agreement, pursuant to which, among other things, the Company's board of directors was reconstituted to consist of six new directors designated by the Conversant Investors or Silk and three continuing directors.
At the Closing, all outstanding performance-based stock based compensation including restricted shares were converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 11- Stock-Based Compensation.”
Corporate Name Change
On November 9, 2021, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the change of the Company’s name from "Capital Senior Living Corporation" to “Sonida Senior Living, Inc.” effective as of November 15, 2021 (the “Name Change”). In addition, the Company’s board of directors adopted an amendment to the Company’s Second Amended and Restated Bylaws to reflect the Company’s new legal name, effective as of November 15, 2021.

In conjunction with the Name Change, the ticker symbol of the Company’s common stock on the New York Stock Exchange changed from "CSU" to “SNDA.” The CUSIP number for the Company’s common stock following the effectiveness of the Name Change remained unchanged.
COVID-19 Pandemic Update
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of December 31, 2021, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the risk of transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
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
During 2021 and 2020, we incurred significant additional operating costs and expenses in order to implement enhanced infection control protocols and enhanced care for our residents. For example, we incurred substantial costs for procurement of additional PPE, cleaning and disposable food service supplies, enhanced cleaning, infection control, environmental sanitation costs, and increased labor expenses for hazard pay at certain communities with COVID-19 positive residents. We also incurred costs related to COVID-19 testing of our residents and our employees. In total, we incurred approximately $1.9 million and $9.4 million in incremental COVID-19 costs in fiscal years 2021 and 2020, respectively. We expect to continue to incur such incremental costs until the COVID-19 pandemic significantly subsides. To mitigate these new costs, we have reduced spending on non-essential supplies, travel, and other discretionary items.
In November 2020, we accepted $8.1 million of Phase 2 Provider Relief funds under the Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”), which are intended to reimburse the Company for COVID-19 related costs and lost revenue.  The $8.1 million Phase 2 Provider Relief Funds have been recorded as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. We received an additional $8.7 million in the first quarter of 2021, under the CARES Act Phase 3 which was fully recognized as other income during 2021. On April 13, 2022, subsequent to year end, the Company accepted $9.1 million of cash for grants from the Provider Relief Fund’s Phase 4 General Distribution. The CARES Act Phase 2, Phase 3 and Phase 4 funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. We are also utilizing the payroll tax deferral program under the CARES Act and delayed the employer portion of payroll taxes, totaling $7.4 million. One-half of the deferred payroll taxes, which amounted to $3.7 million, was paid in December 2021, with the other half due by December 2022.
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

As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid residents with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene and monitoring or assistance with medications. Certain assisted living communities may also provide assistance to residents with low acuity medical needs.  Others may offer higher levels of personal assistance for residents with chronic diseases and conditions or memory care services for residents with Alzheimer’s disease or other cognitive frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences but require lower levels of care than residents in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.
The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. We believe that, as one of the nation’s leading owner-operators, we have the scale and resources needed to provide the required comprehensive range of senior living services designed to permit our residents to “age in place” within our communities as residents develop further physical or cognitive frailties, whereas smaller providers do not.
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
Reduced Reliance on Family Care
Historically, the family has been the primary provider of care for seniors. We believe that a reduction in the availability of family caregivers, the reduction of average family size, and overall increased mobility in society is reducing the role of the family as the traditional and primary caregiver for aging parents. We believe that these factors will make it necessary for many seniors to look outside the family for assistance as they age.
Restricted Supply of Nursing Beds
Several states in the United States have adopted Certificate of Need (“CON”) or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, we believe that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for our senior housing communities, including our assisted living and memory care communities.

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
Our operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for our residents as their needs change over time in coordination with third party post-acute care providers. This continuum of care, which integrates independent living, assisted living, and memory care services, and which is bridged by home care, sustains our residents t’s autonomy and independence based on their physical and mental abilities. In many of our communities, as residents age, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.
Our lease agreements with our independent living residents are generally for a term of one year and, under certain circumstances, are typically terminable by us or the resident upon providing 30 days’ notice, unless state law stipulates otherwise.
Independent Living Services
We provide independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. Independent living services provided by us include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. We also foster the wellness of our residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as COVID-19 and influenza inoculations), dietary and similar programs, and ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable governmental regulations, personal care and medical services are available to independent living residents through either the community staff or through independent home care agencies. Our independent living residents generally pay an average monthly rent of approximately $2,500, depending on the specific community, program of services, size of the residential unit and the extent of included amenities.
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
Supplemental Services.     These services include extra transportation services, personal maintenance, extra laundry services and special care services, such as services for residents with certain forms of dementia. Certain of these services require extra charges.
Our assisted living residents generally pay an average monthly rent of approximately $4,000, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the residential unit and the extent of included amenities.
Memory Care Services
We maintain programs and special living accommodations at some of our communities for residents with certain forms of dementia, which provide the attention, care and services needed to help these residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills-based activities programs, the goal of which is to provide a normalized environment that supports the resident’s remaining functional abilities. Special living accommodations for residents with certain forms of dementia are located in a separate area of the community with its own dining facilities, resident lounge areas and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them within a secure area with a minimum amount of disruption from other residents. Resident fees for these programs and special living accommodations are dependent on the level of services provided.
In January 2021, we announced our new memory care program, Magnolia Trails, which was developed to meet the growing need for individualized programming for residents receiving memory care services. The program is designed to engage the five senses to create calming yet stimulating spaces and tailored care plans that seek to address our residents’ changing and evolving needs. Each resident’s preferences and current cognitive state influences his or her experience, including, the physical layout and design of the space, dining options, programs and activities. Aspects of the program include playing light background music that aligns with the generation living in the community, caregivers wearing business casual shirts and khakis rather than uniforms or scrubs, and our team members sharing items with residents in order to spark positive memories of family members or past experiences. The same responsive, sensory-focused approach is taken with dining. A dynamic menu of options is served throughout the day in a flexible but consistent manner. Our staff members provide warm, scented washcloths before each meal and incorporate inviting, calming aromas and soft music to enhance the ambiance.
Because Magnolia Trails is focused on the best way to engage each individual resident, employees learn about and incorporate each resident’s personal history and interests into his or her ongoing daily interactions. Comforting, hands-on activities are available, such as flower arranging, puzzles and matching games. Interactive experience stations, such as pet care, gardening and tool benches are also available.  Another hallmark of the program is an emphasis on family connections, including ongoing educational opportunities specifically designed to help family members understand dementia and aspects of the disease and its progression. All communities with the Magnolia Trails program use a resident engagement mobile application where family members can receive real-time photos, videos and updates about their loved ones electronically.
Our memory care residents generally pay an average monthly rent of approximately $5,100, depending on the specific community, the level of personal care services, support services and supplemental services provided to the resident, the size of the residential unit and the extent of included amenities.
Respite Care and Temporary Care Programs
Our respite care and temporary care program provides a transitional apartment for seniors who are not entirely ready to return home after a hospital or rehabilitation stay. In addition to a fully furnished apartment, seniors enrolled in this program also have full access to our community’s amenities and services, including 24-hour staffing, delicious and nutritious dining and scheduled transportation. Our flexible agreement includes a minimum two-week stay that also allows the community's guests to remain for any extended period of time if they so choose.
Home Care Services
Home care services are available through third-party providers to residents living at the majority of our senior housing communities. We believe that the provision of private pay, home care services is an attractive adjunct to our independent living services because it enables us to make available more services to our residents as they age in place and increases the length of stay in our communities. In addition, we make certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services available to our residents through third-party providers.

Operating Communities
The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2021.

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Owned:
Aspen Grove	Lambertville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	47	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	160	131	58	189	100%	03/91
Country Charm	Greenwood, IN	153	—	166	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	112	112	100%	03/12
Georgetowne Place	Fort Wayne, IN	152	242	—	242	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	58	20	75	95	100%	03/12
Greenbriar Village	Indianapolis, IN	104	—	134	134	100%	08/15
Harrison at Eagle Valley	Indianapolis, IN	117	138	—	138	100%	03/91
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	58	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	80	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	63	—	69	69	100%	03/13
North Pointe	Anderson, SC	41	—	70	70	100%	10/11
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	126	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Rose Arbor	Maple Grove, MN	130	86	87	173	100%	06/06
Rosemont Assisted Living and Memory Care	Humble, TX	96	—	120	120	100%	09/16
Summit Place	Anderson, SC	76	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	150	126	98	224	100%	08/11
Vintage Gardens	St. Joseph, MO	98	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	126	18	132	150	100%	03/15
Waterford at Carpenter’s Creek	Pensacola, FL	92	—	105	105	100%	02/16
Waterford at Colby	Colby, TX	44	—	48	48	100%	01/16
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Corpus Christi	Corpus Christi, TX	51	—	56	56	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	98	98	100%	02/16
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Highland Colony	Jackson, MS	116	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	119	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	117	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Park Falls	Park Falls, WI	36	—	36	36	100%	01/16
Waterford at Plano	Plano, TX	136	109	57	166	100%	12/00

Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	110	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	66	66	100%	01/16
Waterford on Cooper	Arlington, TX	89	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	43	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	150	146	94	240	100%	08/08
Wellington at North Bend Crossing	Cincinnati, OH	122	54	146	200	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	117	139	—	139	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	105	105	100%	10/12
Wellington at Springfield	Springfield, MA	187	119	117	236	100%	09/16
Whispering Pines Village	Columbiana, OH	69	24	88	112	100%	07/15
Woodlands of Columbus	Columbus, OH	111	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	76	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	59	—	85	85	100%	10/12
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	79	100%	07/11
Total owned		5,695	3,186	4,277	7,463
Managed:
Amberleigh	Buffalo, NY	267	387	66	453	N/A	01/92
Crown Pointe	Omaha, NE	136	85	80	165	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08
Willow Grove Maumelle	Maumelle, AR	54	—	54	54	N/A	12/21
Southern Meadows Senior Living	Mountain Home, AR	57	—	57	57	N/A	12/21
Canton Regency	Canton, OH	239	162	145	307	N/A	03/91
Willow Grove Sherwood	Sherwood, AR	57	—	57	57	N/A	12/21
Waterford at Miracle Hills	Omaha, NE	54	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	55	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	63	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06
Total managed		1,644	1,167	897	2,064
Total		7,339	4,353	5,174	9,527
_____________________________________________
(1)Independent living (IL) residences and assisted living (AL) residences based on community licensure.
(2)Indicates the date on which we acquired or commenced operating the community. We operated certain of our communities pursuant to management agreements prior to acquiring interests in or leasing the communities.
Operations Overview
We believe that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provides us with an attractive opportunity for competitive differentiation. We believe that our current operations with geographic concentrations throughout the United States and centralized support infrastructure serve as the foundation upon which we can build senior living networks in targeted geographic markets and thereby provide a broad range of high-quality care in a cost-efficient manner. Our operating strategy includes the following core principles:

Provide a Broad Range of Quality Personalized Care
Central to our operating strategy is our focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. Our residences and services are designed to provide a broad range of care that permits residents to thrive and “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, we seek to attract seniors at an earlier stage before they need the higher level of care provided in a skilled nursing facility.
Portfolio Optimization
We intend to continue to focus on our occupancy, rents and operating margins of our communities. We continually seek to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs, and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology, including enhanced digital marketing through social media and other electronic means, and on-site marketing programs focused on residents and family members; (iii) seeking referrals from senior care referral services and professional community outreach sources, including local religious organizations, senior social service programs, civic and business networks as well as the medical community; (iv) disposing of properties or exiting management agreements of properties that do not meet our long-term goals; and (v) continually refurbishing and renovating our communities.
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
Management Services
As of December 31, 2021, we managed 15 communities on behalf of third parties and, under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues (as defined in the management arrangement), as well as reimbursed expenses, which represent the reimbursement of certain expenses we incur on behalf of the owners.
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
Centralized Management
We centralized our corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. We maintain centralized accounting, finance, legal, human resources, training and other operational functions at our support center located in Addison, Texas (the "Dallas Support Center”). Our Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and finance and legal related functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction.
We seek to control operational expenses for each of our communities through proprietary expense management systems, standardized management reporting and centralized controls of capital expenditures, asset replacement tracking and purchasing larger and more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by territory directors and vice presidents who are accountable for the resident satisfaction and financial performance of the communities in their territory.
Territory Management
We provide oversight and support to each of our senior housing communities through experienced territory directors and vice presidents. A territory director will generally cover a geographic area consisting of ten to twelve communities.

The executive director at each community reports to a territory director or vice president, who in turn reports to our Chief Operating Officer.  Territory directors and vice presidents make regular site visits to each of their assigned communities. Site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance and team building activities.
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
An executive director manages the day-to-day operations at each senior housing community, which includes maintaining oversight of the quality of care, delivery of resident services, sales and marketing and monitoring of the community’s financial performance. Depending on the size of the community, the executive director is typically supported by a community-based leadership team consisting of a sales director, wellness director and business director. However, the executive director is ultimately responsible for all personnel, including food service, maintenance, activities, security, housekeeping and, where applicable, assisted living nursing or care services. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping and marketing functions.
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
Quality Assurance
Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident's family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the Executive Vice President and Chief Operating Officer, Vice Presidents of Operations, Senior Vice President- Human Resources, Quality and Clinical Directors and Senior Vice President- General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:
Resident and Resident’s Family Input.     On a routine basis, residents and their family members provide us with valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services.

In 2022, we implemented a resident and family satisfaction survey in each of our communities. Working with an outside firm specializing in satisfaction surveys, the survey is designed to focus on high priority areas of senior living, such as resident care, activities, physical plant and dining. The survey also includes comparisons to competitors’ results and industry averages. In addition to numeric ratings and industry comparisons, there are also several opportunities for general feedback to ensure residents and families could provide input on any topic. Survey results and action plans specific to each community will be developed and implemented throughout 2022.
Regular Community Inspections.     Each community is inspected in person, on at least a quarterly basis, by a member of the regional and/or operational leadership team, which is also supplemented by virtual site visits. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The inspections also include observing residents in their daily activities and the community’s compliance with governmental regulations.
Independent Service Evaluations.     We engage the services of outside professional independent consulting firms to evaluate various components of our communities’ operations. These services include mystery shops, competing community analysis and product positioning. These services provide management with valuable and unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on the information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, recordkeeping and general compliance with all applicable governmental regulations.
Quality Assurance and Regional Support Team.      The Company deploys a support team including senior level community based resources to provide onboarding, training and communication of best practices across each of our territories. Each territory designates senior Executive Directors, Wellness Directors, Sales leadership and Senior Culinary Directors to visit communities across their territory on an ongoing basis. These individuals partner with our Regional Clinical Managers and Regional Operations and Sales leadership to provide ongoing training and development, complete Quality Assurance reviews on-site and review the implementation of clinical or resident service programming. In addition, our Director of Program Development and Operations Program Manager work directly with regional leadership on the design and implementation of training programs for our key leadership positions and training materials for ongoing rollout of resident services programming in wellness, memory care, culinary, etc.
Sales and Marketing
Most communities are staffed with on-site sales directors, depending on size and occupancy status. The primary focus of the on-site sales director is to perpetuate occupancy and revenue growth by creating awareness about the community and its services among prospective residents and their family members, professional referral sources and other key decision makers. These efforts are outlined in a strategic plan that includes monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach, resident and family referrals and promotional events and a market-specific media program.  The community sales director performs a competing community assessment on a quarterly basis.
Each sales director’s effectiveness and productivity are monitored on a weekly basis.  A centralized team of sales and marketing resources support communities by developing marketing strategies and campaigns to address the continuously changing resident profile, build brand awareness, increase digital traffic and leads. The marketing strategies focus on driving traffic to our website, national referral partners, review sites and social media platforms. To support this, the corporate marketing team develops content, marketing collateral and messaging, manages digital ad buys and provides ongoing sales and marketing training, support and best practices.
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

The health care industry is subject to extensive regulation and frequent regulatory changes. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While some states have not yet enacted specific assisted living regulations, many of our assisted living communities are subject to regulation, licensing and permitting requirements by state and local health care and social service agencies and other governmental regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof and resident characteristics. We believe that such regulation will increase in the future. In addition, health care providers are experiencing heightened scrutiny under anti-trust laws in the United States as integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Some of our communities receive a portion of their funds from Medicaid. Such communities are also subject to state and federal Medicaid standards in which noncompliance could result in the imposition of, among other things, penalties and sanctions and suspension and exclusion from participation in the Medicaid program. Our communities are also subject to various zoning restrictions, local building codes and other ordinances, such as fire safety codes. Failure by us to comply with any applicable regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Regulation of the assisted living industry is also continually evolving and we are unable to predict the scope, content or stringency of new regulations and their ultimate effect on our business. There can be no assurance that our operations will not be materially and adversely affected by regulatory developments in the future.
While we believe that our communities are in substantial compliance with applicable regulatory requirements, unannounced surveys or inspections may occur annually or following a regulator’s receipt of a complaint about a community, any of which could result in a citation of deficiency. In the ordinary course of business, one or more of our communities could be cited for deficiencies resulting from such inspections or surveys from time to time. Although most inspection deficiencies are typically resolved through an agreed-upon plan of corrective action relating to the community’s operations, the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, repayment of amounts previously paid, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our existing loan agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the particular provider’s or facility’s history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect on our business, financial condition and results of operations as a whole. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of our residents do not receive federal or state funds.
Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance could be substantial.
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

In addition, we are subject to various federal, state and local environmental laws and regulations, which could require an owner or operator of real estate to investigate and clean up hazardous or toxic substances present at or migrating from properties they own, lease or operate. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was actually responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations.  Liabilities could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or the failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. We have completed Phase I environmental audits of substantially all of the communities in which we own interests, typically at the time of acquisition or refinancing, and such audits have not revealed as of the date of this Annual Report on Form 10-K any material environmental liabilities that exist with respect to these communities.
Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or migrating from such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. We are not aware, as of the date of this Annual Report on Form 10-K, of any environmental liability with respect to any of our owned, leased or managed communities that we believe would have a material adverse effect on our business, financial condition, or results of operations. We believe that our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority, and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities we currently operate.
We are subject to U.S. federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic, which vary based on provider type and jurisdiction, but generally include mandatory requirements for testing of residents and staff, implementation of infection control standards and procedures, restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, restrictions and/or limitations on who may visit residents and how residents may be visited and mandatory notification requirements to residents, families, staff and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.
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
Competition
The senior living industry is highly competitive.  Due to the relatively low barriers of entry into the senior living space, we expect that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies fairly active in the senior living industry and in the markets in which we operate, the industry continues to be very fragmented and characterized by numerous small operators. We primarily compete with national operators and other regional and local independent operators. We believe that the primary competitive factors in the senior living industry are: (i) quality of on-site staff; (ii) location; (iii) reputation of, and commitment to, a high quality of service; (iv) support service offerings (such as food services); (v) fair pricing for services provided; and (vi) physical appearance and amenities associated with the communities. We compete with other companies providing independent living, assisted living, skilled nursing, home health care and other similar service and care alternatives, some of which may have greater financial resources than us. Because prospective residents tend to choose senior housing communities in close proximity to their homes, our principal competitors are other senior living and long-term care communities in the same geographic areas as our communities. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers that are critical to our business.

Human Capital Resources
We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care and service to our residents.  As of December 31, 2021, we employed 3,509 persons (79 of whom are employed at our Dallas Support Center), of which 2,441 were full-time employees and 1,068 were part-time employees.
Our Culture
Our culture is the most important connection between all people at Sonida Senior Living, Inc. and is rooted in inclusion, respect, accountability, service and deep care for each other and for those we serve.  To create this environment, we focus on attracting, engaging, developing and retaining the best talent available in each of our markets by maintaining a compelling value proposition for each employee that includes a great work environment, excellent leadership, aligned pay and benefits, career development and meaningful work. We have built a team with a deep sense of purpose for serving seniors and we believe that our engaged group enhances the resident experience each day.
Inclusion and Diversity
As we serve a diverse group of residents across several states and communities, we also strive to reflect the same diversity in our Company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 82% female and 44% non-white employees.  We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development and talent progression.
Talent Acquisition, Development and Retention
In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to add new spaces to our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local Facebook pages to identify individuals for the specific communities and geographic regions we serve.  2021 was filled with new technologies being rolled out at the Company, including a texting tool to engage candidates and assist in easy onboarding, along with a new engaging scheduling and engaging scheduling and communication application for all employees, we also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees.  With a robust focus on talent acquisition, we continued to see our average time to fill an open role shorten significantly in 2021.
We are proud of our development programs that sponsor our current employees in achieving new levels of education, licensure and credentials.  Through this approach, we support our employees’ growth while they continue to work with us in new roles, enhancing our service and care and providing these employees with additional earning potential.
Total Rewards
We provide fair, competitive and aligned compensation to all of our people that is reviewed at least annually for both merit and market-based adjustments.  We also offer benefits that are designed to fit a wide variety of needs.  For example, our health plans allow participants to enter the plan at an affordable premium and participants automatically receive unlimited free telehealth and local retail clinic visits, along with all other benefits of the plans.  This benefit provides our people quick and easy access to care at no cost to them when they need to access it.  We provide paid time off to both full-time and part-time employees to ensure they have paid time away from work.  We also offer a 401(k) plan that all eligible employees can participate in as they plan for their futures. Our total rewards design includes many other benefits that can be included at the choice of each employee based on his or her needs, which is our overall strategy to providing engaging and flexible rewards for our people.

ITEM 1A.    RISK FACTORS.
Our business involves various risks and uncertainties. When evaluating our business, the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. Immediately below is a summary of the principal factors that might cause our future operating results to differ materially from those currently expected. The risk factors summarized below are not the only risks facing us. Additional discussion of the risks summarized in the “Risk Factors Summary,” as well as other risks that may affect our business and operating results, can be found below under the heading “Risk Factors,” and should be carefully considered and evaluated before making an investment decision regarding our business. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, negatively impact our financial results and/or decrease our financial strength and may cause our stock price to decline.

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
We face risks related to an epidemic, pandemic or other health crisis. COVID-19 was declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to experience the pandemic caused by the COVID-19 pandemic, which has significantly disrupted the nation’s economy, the senior living industry and our business.
In an effort to protect our residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, we previously restricted or limited access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic caused a decline in the occupancy levels at our communities that has negatively impacted our revenues and operating results, which depend significantly on such occupancy levels. From March 2020 through February 2021, our occupancy decreased 760 basis points. While our occupancy after such time increased 630 basis points from February 2021 through December 2021, we cannot predict with reasonable certainty whether demand for our senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fee revenue we are able to collect from our residents.
As of December 31, 2021, all of our senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the risk of transmission of highly contagious variants of the COVID-19 virus, we may have to impose or revert to restricted or limited access to our communities, which could negatively impact our revenues and operating results depending upon the extent and duration of such restricted or limited access.
In addition, the COVID-19 outbreak has required us to incur significant additional operating costs and expenses in order to care for our residents. Further, residents at certain of our senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. Since March 2020, we have incurred incremental direct costs to prepare for and respond to the COVID-19 pandemic. Operating expense for the year ended December 31, 2021 and 2020 includes $1.9 million and $9.4 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic including costs for acquisition of additional personal protective equipment, cleaning and disposable food service supplies, testing of our residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. We are unable to reasonably predict the total amount of costs we will ultimately incur related to the pandemic and such costs are likely to be substantial.
Further, the grants received by us from the CARES Act Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for and respond to COVID-19. Such grants will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The U.S. Department of Health and Human Services continues to evaluate and provide regulation and guidance regarding grants made under the CARES Act Provider Relief Fund. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by U.S. Department of Health and Human Services. The program requires us to report to the U.S. Department of Health and Human Services on our use of the grants, and our reporting is subject to audit.
The COVID-19 pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic and may decline in the future.

The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity and stock price will depend on many factors. Some factors cannot be foreseen, including the duration, severity and geographic concentrations of the pandemic and any resurgence of the disease or the emergence of new variants; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability and efficacy of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; the impact of COVID-19 on our ability to complete financings, re-financings and/or other transactions (including dispositions) or to generate sufficient cash flow to cover required debt service payments and to satisfy financial and other covenants in our debt and lease documents; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.
Risks Related to Our Liquidity and Indebtedness
We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
As of December 31, 2021, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $687.3 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings and/or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
We may require additional financing and/or refinancing actions in the future and may issue equity securities.
Our ability to obtain such financing or refinancing on terms acceptable to us could have a material adverse effect on our business, financial condition, cash flows and results of operations. For example, in November 2021, we issued and sold shares of our common stock and Series A Preferred Stock in connection with the transactions contemplated by the A&R Investment Agreement. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of our common stock. For example, the transactions consummated pursuant to the A&R Investment Agreement resulted in dilution to existing stockholders. Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows and results of operations.
Increases in market interest rates could significantly increase the costs of our floating rate debt obligations, which could adversely affect our liquidity and earnings.
Our floating rate debt obligations and any future indebtedness, if applicable, exposes us to interest rate risk. Therefore, any increase in prevailing interest rates could increase our future interest obligations, which could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The phasing out of LIBOR may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.
The interest rates for certain of our variable-rate debt obligations are calculated based on the London Inter-Bank Offer Rate (“LIBOR”) plus a spread. LIBOR is regulated by the United Kingdom's Financial Conduct Authority, which intends to phase out the LIBOR tenors by June 30, 2023. These debt obligations may be extended or we may enter into new variable interest rate debt obligations based on LIBOR. To the extent that LIBOR is discontinued, the terms of such variable-rate debt agreements may provide that the lender will have the right to choose an alternative index based on comparable information. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the applicable phase out dates, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. To the extent LIBOR ceases to exist or if the methods of calculating LIBOR change, interest rates on any such variable-rate debt obligations may increase, which would adversely affect our results of operations and cash flow.
Risks Related to Our Business, Operations and Strategy
We have incurred losses from operations in each of the last three fiscal years and may do so in the future.
We generated net income in 2021 that primarily resulted from a gain recognized on the extinguishment of debt. We incurred net losses in each of fiscal years 2020 and 2019. While improved from prior years, the Company currently has limited resources and substantial debt obligations. Given our history of losses and current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.
We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
Approximately 90.4% of our total resident revenues from communities that we operated were attributable to private pay sources and approximately 9.6% of our resident revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2021. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial and credit markets, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.
The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high-quality professional and non-professional employees and managers. Although we believe there is a need for senior housing communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some that may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior housing communities outpaces the demand for those communities in the markets in which we have senior housing communities, those markets may become saturated. Regulation in the independent and assisted living industry is not substantial. Consequently, development of new senior housing communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.
Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict. If a large number of residents elected to or otherwise terminate their resident agreements at or around the same time, our revenues and earnings could be adversely affected.

We have identified a material weakness in our internal control over financial reporting at December 31, 2021. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in previous filings for the year ended December 31, 2020, and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, we identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated during the quarter ended and the year ended December 31, 2021. Our financial statement close process controls, which relate to all financial statement accounts, did not operate effectively to ensure account reconciliations and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, have been tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.
There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior housing communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to those maintained by other senior living companies based on the nature of the risks and our historical experience and industry standards. We believe that our insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance limits could have a material adverse effect upon our business, financial condition, cash flows and results of operations.
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
A certain number of our properties are located in areas that have experienced and may experience in the future catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, flooding or other severe weather. These events could result in some of our communities losing access to electricity, gas, water and other utilities for a period of time, and could also result in increased electricity and other utility expenses. Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities. We maintain insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events. However, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
The cybersecurity risks to our Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptography and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, hacking, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks or incidents.
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
Failure to maintain the security and functionality of our information systems, or to prevent a cybersecurity attack or other unauthorized access to our information systems, could expose us to a number of adverse consequences, including: (i) interruptions to our business and operations; (ii) the theft, destruction, loss, misappropriation or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients and employees; (iii) significant remediation costs; (iv) negative publicity that could damage our reputation and our relationships with our residents, patients, employees and referral sources; (v) litigation and potential liability under privacy, security and consumer protection laws, including HIPAA, or other applicable laws, rules or regulations; and (vi) government inquiries that may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow and liquidity.
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
We depend on the services of our executive officers for our management. We have recently undergone changes in our senior management and may experience further changes in the future. The transition of management, loss of any of our executive officers or our inability to attract and retain qualified management personnel in the future, could affect our ability to manage our business and could adversely affect our business, financial condition, cash flows and results of operations.

A significant increase in our labor costs or labor shortages could have a material adverse effect on us.
We compete with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled personnel responsible for providing resident care. We rely upon the quality of our staff as a means to differentiate our services from other providers.  A shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. We also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. No assurance can be given that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition, cash flows and results of operations. During 2021, we experienced pressures associated with the highly competitive labor environment, including increased personnel turnover, engaging costly contract and/or temporary staffing and lengthening timeframes for filling open positions.
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
In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States health care system. This comprehensive health care legislation has resulted and will continue to result in extensive rule making by regulatory authorities, and also may be altered, amended, repealed or replaced. It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how participants in the health care industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, adversely affect our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.
In addition to its impact on the delivery and payment for healthcare, the Affordable Care Act and the implementing regulations have resulted and may continue to result in increases to our costs to provide health care benefits to our employees. We also may be required to make additional employee-related changes to our business as a result of provisions in the Affordable Care Act or any amended or replacement legislation impacting the provision of health insurance by employers, which could result in additional expense and adversely affect our results of operations and cash flow.
Risks Related to Regulatory, Compliance and/or Legal Matters
We are subject to governmental regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.
Federal and state governments regulate various aspects of our business. The development and operation of senior housing communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or loss of certification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect our business, financial condition, cash flows and results of operations.

Various states, including several of the states in which we currently operate, control the supply of licensed beds and assisted living communities through a Certification of Need ("CON") requirement or other programs. In those states, approval is required for the addition of licensed beds and some capital expenditures at those communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency. If we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.
Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from participation in the Medicaid program. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.
Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. We believe that our communities are substantially in compliance with present requirements or are exempt therefrom. However, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance could be substantial.
HIPAA, in conjunction with the federal regulations promulgated thereunder by the U.S. Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by us.
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
Changes in federal, state and local employment-related laws and regulations, or our failure to comply with these laws and regulations could have an adverse effect on our financial condition, results of operations and cash flow.

We are subject to a wide variety of federal, state and local employment-related laws and regulations, including, for example, those that govern occupational health and safety requirements, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits and the right of employees to engage in protected concerted activity (including union organizing). Because labor represents such a large portion of our operating expenses, changes in federal, state and local employment-related laws and regulations could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties or other damages that could have an adverse effect on our financial condition, results of operations and cash flow.

We may be subject to liability for environmental damages.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants. Liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If we become subject to any of these claims, the costs involved could be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common stock, which could adversely affect our liquidity and financial condition.
In November 2021, we issued 41,250 shares of our Series A Preferred Stock to affiliates of Conversant Capital LLC. The holders of our Series A Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. As of December 31, 2021, the Conversant Investors collectively owned a majority of the voting power of the Company’s issued and outstanding securities.

Pursuant to the Investor Rights Agreement, on November 3, 2021, Conversant Fund A became entitled to designate four individuals to be appointed to the Company’s board of directors, including the Chairperson, and Silk became entitled to designate two individuals to be appointed to the Company’s board of directors, in each case so long as they and their respective permitted transferees and affiliates maintain minimum aggregate holdings of our stock as described in further detail in the Investor Rights Agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of Conversant Fund A or Silk director designees may differ from the interests of our security holders as a whole or of our other directors.
Additionally, the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock is required in order for us to take certain actions, including issuances of securities that are senior to, or equal in priority with, the Series A Preferred Stock, and incurrence of indebtedness in excess of a certain amount. As a result, the holders of Series A Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.
As a result, the holders of Series A Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.
The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion of those shares into shares of our common stock would dilute the ownership of common stockholders and may adversely affect the market price of our common stock.
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, which reduces the relative voting power of the holders of our common stock. In addition, the conversion of our Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock, and any conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, which could adversely affect prevailing market prices of our common stock.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect our liquidity and financial condition.
The holders of our Series A Preferred Stock have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of any other class or series of capital stock. In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 11.0% per annum, compounding quarterly.
The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock upon prior written notice of certain change of control events for a repurchase price equal to the greater of (i) the proceeds that would have been received in respect of the shares of Series A Preferred Stock in such change of control if they were converted into common stock immediately prior to such change of control and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends.
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. Our obligations to the holders of our Series A Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Preferred Stock and holders of our common stock.
We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, distributions and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us.

Risks Related to Other Market Factors
Future offerings of equity securities by us may adversely affect the market price of our common stock.
We have increased, and may again in the future, attempt to increase, our capital resources by offering additional equity securities. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. Our decision to issue equity securities in a future offering will depend on market conditions and other factors, some of which are beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their holdings in our Company.  Further, pursuant to the Registration Rights Agreement between the Company and the Conversant Investors in compliance with certain agreements to which the Company is a party, we are required to register the resale of shares of common stock that are either outstanding or issuable upon conversion of Series A Preferred Stock or convertible notes. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of our common stock to decline. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While we cannot predict the size of future resales or distributions of our common stock, if there is a perception that such resales or distributions could occur, or if the holders of our securities registered for resale sell a large number of the registered securities, the market price for our common stock could be adversely affected.
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
General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates and tax rates, affect our facility operating, facility lease, general and administrative and other expense. We have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our executive and administrative offices are located at 16301 Quorum Drive, Suite 160A, Addison, Texas 75001, and consist of approximately 6,500 square feet. The lease on the premises extends through March 31, 2023.
As of December 31, 2021, we owned or managed the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”
ITEM 3.    LEGAL PROCEEDINGS.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.
Market Information and Holders
The Company’s shares of common stock are listed for trading on the NYSE under the symbol “SNDA.” At April 9, 2022, there were 55 known registered stockholders of record of the Company’s common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2021, as adjusted for the Reverse Stock Split (as defined below):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	2,684,257
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,684,257
(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
Not applicable.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2021, as adjusted for the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2021	32,941	$199.45	32,941	$6,570,222
October 1 – October 31, 2021	—	—	—	6,570,222
November 1 – November 30, 2021	—	—	—	6,570,222
December 1 – December 31, 2021	—	—	—	6,570,222
Total at December 31, 2021	32,941	$199.45	32,941	$6,570,222
_______________________________________
(1)On January 22, 2009, the Company’s Board of Directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. All shares that have been acquired by the Company under this program were purchased in open-market transactions.  The Company does not expect to repurchase any shares of the Company’s common stock in the near term.
ITEM 6.    RESERVED.
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this Annual Report on Form 10-K constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt financings or refinancings, capital raises from issuance of additional equity securities and proceeds from the sale of assets to satisfy its short- and long-term debt and to fund the Company’s capital improvement projects to expand, redevelop and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt agreements and leases, including certain financial covenants and the risk of cross-default in the event non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risks related to an epidemic, pandemic or other health crisis (such as the outbreak of the novel coronavirus (COVID-19)) or any resurgence or variants thereof, including impacts on residents' abilities to afford resident fees and costs and expenses incurred in the Company's COVID-19 response efforts, including increased equipment, supplies, labor, litigation, testing, vaccination clinic, health plan and other expenses; the development, availability, utilization and efficacy of COVID-19 testing, therapeutic agents and vaccines and the prioritization of such resources among business and demographic groups; the risk of oversupply and increased competition in the markets where the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; potentially greater use of contract labor and overtime due to COVID-19 and general labor market conditions; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight or regulatory changes; the risks associated with a general decline in economic conditions; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Overview
The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2021 and 2020, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.
The Company is one of the leading owner-operators of senior housing communities in the United States.  The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of their resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living and memory care that may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of December 31, 2021, the Company operated 75 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 60 senior housing communities that the Company owned and 15 communities that the Company managed on behalf of third parties.

Recent Events and Transactions

Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with the Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B" and, together with Conversant Fund A, the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety an Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 and was subsequently amended (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors agreed to purchase from the Company, and the Company agreed to sell to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000; and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) subject to the consummation of the transactions contemplated by the A&R Investment Agreement, the Conversant Investors would receive 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held, which would result in gross cash proceeds to the Company of approximately $72.3 million (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company agreed to pay to the Conversant Investors, as a premium, 174,675 shares of common stock. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
Simultaneously with the entry into the Original Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022 and was subsequently amended. The Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 8- Notes Payable."
The transactions contemplated by the A&R Investment Agreement were subject to stockholder approval, which was received on October 22, 2021. The Rights Offering expired on October 27, 2021 with subscription rights to purchase 1,133,941 shares exercised. The transactions contemplated by the A&R Investment Agreement closed (the “Closing”) on November 3, 2021 and resulted in net proceeds to the Company of $141.4 million after paying customary transaction and closing costs of approximately $13.4 million. The Conversant Investors and Arbiter Partners QP, LP (“Arbiter”) backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 shares of common stock and 114,911 shares of common stock, respectively, and received a backstop fee of 174,675 shares of common stock and 17,292 shares of common stock, respectively.
At the Closing, the Company, the Conversant Investors and Silk Partners LP (“Silk”) entered into an Investor Rights Agreement, pursuant to which, among other things, the Company's board of directors was reconstituted to consist of six new directors designated by the Conversant Investors and Silk and three continuing directors.
At the Closing, all outstanding performance-based stock based compensation including restricted shares were converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 11- Stock-Based Compensation.”
Corporate Name Change
On November 9, 2021, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the change of the Company’s name from "Capital Senior Living Corporation" to “Sonida Senior Living, Inc.” effective as of November 15, 2021. In addition, the Company’s board of directors adopted an amendment to the Company’s Second Amended and Restated Bylaws to reflect the Company’s new legal name, effective as of November 15, 2021.

In conjunction with the Name Change, the ticker symbol of the Company’s common stock on the New York Stock Exchange changed from "CSU" to “SNDA.” The CUSIP number for the Company’s common stock following the effectiveness of the Name Change remained unchanged.
COVID-19 Pandemic
The United States broadly continues to experience the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of December 31, 2021, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the years ended December 31, 2021 and 2020, the Company incurred $1.9 million and $9.4 million, respectively, in direct costs related to the COVID-19 pandemic.
In November 2020 and January 2021, the Company accepted $8.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 2 and 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The $8.7 million Phase 3 Provider Relief Funds were recorded as other income in the year ended December 31, 2021. On April 13, 2022, subsequent to year end, the Company accepted $9.1 million of cash for grants from the Provider Relief Fund’s Phase 4 General Distribution. The CARES Act Phase 2, Phase 3 and Phase 4 funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. In addition, the Company had received approximately $1.9 million in relief from state agencies in the year ended December 31, 2020.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half will become due on December 31, 2022. At December 31, 2021, the Company had $3.7 million in deferred payroll taxes, which is included in accrued expenses in the Company’s Consolidated Balance Sheets.
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

We cannot, at this time, predict with reasonable certainty the impacts that the COVID-19 pandemic will ultimately have on our business, results of operations, cash flow and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impact of the COVID-19 pandemic will depend on many factors, many of which cannot be foreseen, including: (i) the duration, severity and geographic concentrations of the COVID-19 pandemic and any resurgence, additional waves and highly contagious variants and strains of the disease; (ii) the impact of COVID-19 on the nation’s economy and debt and equity markets at large and the local economies in our markets; (iii) the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups, including within the geographic areas in which the Company operates and derives material revenue; (iv) governmental financial and regulatory relief efforts that may become available to businesses and individuals; (v) concerns over, and the perceptions of, the safety of senior living communities during and after the pandemic; (vi) changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; (vii) the impact of the COVID-19 pandemic on our residents’ and their families’ ability to afford our resident fees, including those related to changes in unemployment rates, consumer confidence and equity markets; (viii) changes in the acuity levels of our new residents; (ix) the disproportionate impact of the COVID-19 pandemic on seniors generally and those residing in our communities; (x) the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation and other expenses; (xi) the impact of the COVID-19 pandemic on our ability to (1) complete equity and debt financings, refinancings or other transactions (including dispositions) and (2) generate sufficient cash flow to cover required debt service payments and to satisfy financial and other covenants in our debt documents; (xii) increased regulatory requirements and enforcement actions resulting from the COVID-19 pandemic, including those that may limit our collection efforts for delinquent accounts; and (xiii) the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic and our associated response efforts.

Significant Financial and Operational Highlights
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the year ended December 31, 2021, the Company generated resident revenue of approximately $190.2 million compared to resident revenue of approximately $357.1 million in the prior year representing a decrease of approximately $166.9 million. The decrease in revenue is generated from significant  property dispositions throughout 2021 and 2020, including (1) the sale of two owned properties, one of which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; (3) the transition of seven leased communities to management agreements; and (4) the process of transferring legal ownership of 18 communities to the Federal National Mortgage Association ("Fannie Mae") the holder of nonrecourse debt related to such communities begun on August 1, 2020. Together, these actions accounted for a decrease in revenue of approximately $150.0 million. The Company also experienced a decline in resident revenue due to the impact of COVID-19 on its occupancy in early 2021 and 2020. Beginning in March 2021, the Company was able to begin to improve its overall resident occupancy to an average of 81.6% for the month ended December 31, 2021 compared to the low of 75.3% for the month ended February 28, 2021. The decreases in resident revenue were also partially offset by increases in management fees and community reimbursement revenue of $1.8 million and $16.4 million, respectively, which were due to the Company’s management of communities during all of 2021 compared to management of communities for a portion of 2020.
Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas, Inc. ("Ventas"). The term of the Ventas lease agreement was previously scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering the seven communities.  Pursuant to the Ventas Agreement, the Company agreed to pay Ventas rent of approximately $1.0 million per month from February 1, 2020 through December 31, 2020 for such communities, as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  Pursuant to the Ventas Agreement, the Master Lease Agreement terminated on December 31, 2020.

In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and the modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $11.4 million, $51.6 million and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 3- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, Ventas elected on December 31, 2020 to enter into a property management agreement with the Company as manager that provides for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Ventas as of January 1, 2021.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower, Inc ("Welltower"). The initial terms of the Welltower lease agreements were previously scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between the Company and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provided that the Company was not required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the second quarter of 2020.  The Welltower Agreement provided that Welltower could terminate such agreement with respect to any or all communities upon 30 days’ notice, but no later than December 31, 2020. Upon termination, Welltower could elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. The Welltower Agreement also provided that the Company was not obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and that Welltower would reimburse the Company for certain specified capital expenditures.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then existing Master Lease Agreements with Welltower and modification to the lease term pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets by approximately $129.9 million, and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 3- Impairment of Long-Lived Assets.”
During the third quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  During the fourth quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to 14 communities.  The Company recorded a loss of approximately $0.7 million, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.
Under the terms of the Welltower Agreement, on December 31, 2020, Welltower elected to enter into a property management agreement with the Company that provided for the Company to serve as manager of the remaining five communities that had not been transitioned to other operators for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. At December 31, 2021, the Company managed four communities on behalf of Welltower.

Healthpeak
On March 1, 2020, the Company entered into an agreement with Healthpeak Properties, Inc. ("Healthpeak") (the “Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, that was previously scheduled to mature in April 2026. Such Master Lease Agreement terminated and was converted into a Management Agreement under a Real Estate Investment Trust Investment Diversification and Empowerment Act structure (a “RIDEA structure”) pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities are sold by Healthpeak. Pursuant to the Management Agreement, the Company received a management fee based on gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.  In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2020.
On May 20, 2020, the Company entered into an additional agreement with Healthpeak (the “Amended Healthpeak Agreement”) effective from April 1, 2020 until the end of the lease term.  Pursuant to the Amended Healthpeak Agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to the Amended Healthpeak Agreement in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement before the agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At December 31, 2020, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.  Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and did not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, accrued interest on the deferral amount is recorded in interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease amendment pursuant to which the Company agreed to manage the seven communities that were then subject to the such lease amendment until the earlier of such time that the communities are sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent equal to any excess cash flow of the communities and earning a management fee for management of the seven communities.
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company received a monthly flat fee for three months with such fee increasing thereafter until such properties were sold or December 31, 2021, whichever was earlier. On September 30, 2021, Healthpeak sold the three remaining properties and terminated all agreements with the Company related to those three properties.
Dispositions and Other Significant Transactions
Disposition of Boca Raton, Florida Community
Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida, transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak, a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to such property and the lease was terminated as to the property.  The Company recorded a gain on the transaction of $1.8 million, which is included in gain on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2020.
Disposition of Merrillville, Indiana Community
Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs. The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

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
Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties. On May 20, 2020, the Company entered into forbearance agreements with KeyBank National Association ("KeyBank"), as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such period. During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five properties under forbearance agreements. The Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae. Therefore, the Company was in default on such loans, which were non-recourse loans.
As a result of the default, Fannie Mae filed a motion with the United States District Court (the "District Court") requesting that a receiver be appointed over the 18 properties, which was approved by the District Court. The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the communities is transferred to a successor operator or legal ownership of the properties is transferred to Fannie Mae or its designee. Management fees earned from the properties are recognized as revenue when earned. In conjunction with the receivership order, the Company was required to obtain approval from the receiver for all payments and received reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default. In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited, and the Company no longer has control of the properties in accordance with ASC 610-20.
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties, and the Company recorded a gain on extinguishment of debt of $200.9 million which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At December 31, 2021, the Company included $32.0 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $2.7 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining two properties. At December 31, 2021 the Company did not manage any properties on behalf of Fannie Mae.
Loan Extension and Debt Forbearance Agreement on PNC Bank (successor to BBVA) Loan
The Company also entered into a loan amendment with another lender, PNC Bank National Association (successor to BBVA) ("PNC Bank"), related to a loan covering three of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to principal. The deferred monthly debt service payments were paid by the Company in June 2021. At December 31, 2021, no deferred payments remained outstanding.

In August 2021, the Company executed a one-year extension of the Company's $40.5 million loan agreement with PNC Bank, which extended the maturity date to December 10, 2022. The extension also included an additional six-month extension option if certain financial criteria are met. The loan agreement extension includes a waiver for non-compliance with certain financial ratios on December 31, 2020 and eliminated the compliance requirements for minimum financial ratios. The extension required a principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained. The required $1.0 million principal payment was made in December 2021. PNC Bank required a debt service reserve of $0.9 million as part of this extension, which is included in the restricted cash balances as of December 31, 2021. In March 2022, subsequent to year-end, the Company refinanced this loan with a different lender. See "Note 17- Subsequent Events."
Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one property pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments are added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the year ended December 31, 2021. At December 31, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with Protective Life Insurance Company related to loans covering ten properties.  These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021. The Company made all required debt service payments in July, August and September 2020. On October 1, 2020, the Company entered into further amendments to its loan agreements with Protective Life Insurance Company. These amendments allowed the Company to defer interest payments for October, November and December 2020, and to extend the deferral period of principal payments through September 1, 2021, with such deferral amounts being added to principal due at maturity in either 2025, 2026 or 2031 depending upon the loan. At December 31, 2021, the Company had deferred payments of $7.2 million related to the Protective Life Insurance Company loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million of deferred payments is included in notes payable, net of deferred loan costs and current portion, on the Company’s Consolidated Balance Sheets.

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
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the Company’s corporate office and its senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2021; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. Projecting future cash flows involves predicting unknown future circumstances and events and requires significant management judgments and estimates, which include historic operating results, approved budgets, future demographic factors, expected growth rates, estimated asset holding periods and other factors. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value.
During 2021 and 2020, the Company evaluated the carrying value of its long-lived depreciable assets and operating lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of its communities. Estimated fair values were determined for these properties and impairment charges were recorded for all communities for which carrying values exceeded fair values. The following is a summary of asset impairment expense for these assets.

	Years Ended December 31,
(in millions)	2021	2020
Property and equipment, net	$6.5	$34.3
Operating lease right-of-use assets, net	—	7.5
Total	$6.5	$41.8
During the first quarter of 2020, the Company determined that the modifications of certain of its Master Lease Agreements (see “Significant Financial and Operational Highlights”) and adverse impacts on the Company’s operating results resulting from the COVID-19 pandemic were indicators of potential impairment of its long-lived assets and evaluated certain owned communities and all leased communities for impairment. The recoverability of these assets was evaluated by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values. For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value. For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.

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
During the fourth quarter of 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net of one owned community. Due to recurring net operating losses, the Company concluded the assets related to this community had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of this community was determined using an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.
New Accounting Pronouncements
See “Note 2- Summary of Significant Accounting Policies” for a discussion of new accounting pronouncements.

Results of Operations
The following table includes our Consolidated Statements of Operations and Comprehensive Income (Loss) data in thousands of dollars and expressed as a percentage of total revenues for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021		2020
	$	%	$	%
Revenues:
Resident revenue	$190,213	81.0	$357,122	93.0
Management fees	3,603	1.5	1,800	0.5
Community reimbursement	40,902	17.4	24,942	6.5
Total revenues	$234,718	100.0%	$383,864	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	157,269	67.0	254,630	66.3
General and administrative expenses	29,521	12.6	27,904	7.3
Facility lease expense	—	—	28,109	7.3
Stock-based compensation expense	2,807	1.2	1,724	0.4
Depreciation and amortization expense	37,870	16.1	60,302	15.7
Long-lived asset impairment	6,502	2.8	41,843	10.9
Community reimbursement expense	40,902	17.4	24,942	6.5
Total expenses	274,871	117.1	439,454	114.4
Other income (expense):
Interest income	6	—	193	0.1
Interest expense	(37,234)	(15.9)	(44,564)	(11.6)
Gain on facility lease modification and termination, net	—	—	10,659	2.8
Gain on extinguishment of debt, net	199,901	85.2	—	—
Loss on settlement of backstop	(4,600)	(2.0)	—	—
Gain (loss) on disposition of assets, net	(436)	(0.2)	(205,476)	(53.5)
Other income	8,706	3.7	(201)	(0.1)
Income (loss) before benefit (provision) for income taxes	126,190	53.8	(294,979)	(76.8)
Benefit (provision) for income taxes	(583)	(0.2)	(389)	(0.1)
Net income (loss) and comprehensive income (loss)	$125,607	53.6%	$(295,368)	(76.9)%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenues
The decrease in revenues is primarily due to significant property dispositions in fiscal year 2020, including (1) the sale of two owned properties, one of which transitioned to a management agreement with the buyer; (2) the transition of 39 leased communities to different operators in conjunction with the Company exiting its master lease agreements; (3) the transition of seven leased communities to management agreements; and (4) the process of transferring legal ownership of 18 communities to Fannie Mae, the holder of non-recourse debt related to such communities on August 1, 2020. Together, these actions accounted for a decrease in revenue of approximately $150.0 million. The Company also experienced a decline in resident revenue due to the impact of COVID-19 on its occupancy in early 2021 and 2020. Beginning in March 2021, the Company was able to begin to improve its overall resident occupancy to an average of 81.6% for the month of December 31, 2021 compared to the low of 75.3% for the month ended February 28, 2021.
The decreases in resident revenue were partially offset by increases in management fees and community reimbursement revenue of $1.8 million and $16.0 million, respectively, which were due to the Company’s management of 12 communities during all of 2021 and three communities for a portion of 2021.

Expenses
Total expenses were $274.9 million during fiscal year 2021 compared to $439.5 million during fiscal year 2020, representing a decrease of $164.6 million. This decrease was primarily the result of the 2020 property dispositions, as described above, which reduced operating expense and facility lease expense by $97.4 million and $28.1 million, respectively, and a decrease in long-lived asset impairment of $35.3 million coupled with a decrease in depreciation and amortization expense of $22.4 million. These decreases were partially offset by increases of $1.6 million in general and administrative expenses, $1.1 million in stock compensation expense and $16.0 million in community reimbursement expense in 2021 as compared to 2020.
During the year ended December 31, 2021, operating expenses were lower than the prior year by $97.4 million. The decrease in operating expenses primarily results from the disposition of communities during the year ended December 31, 2020 as described above which generated reductions of $63.4 million in labor and employee-related expenses, $8.8 million decrease in food expenses, a $2.4 million decrease in promotion expenses, a $7.8 million decrease in property tax expense, a $7.9 million decrease in utilities and a $7.0 million decrease in all other operating expenses, all of which were primarily due to the property disposals described above and reduced occupancy levels at our continuing communities.
The increase in general and administrative expenses of $1.6 million is primarily due to a $4.7 million higher employee benefits and health insurance claims and $0.5 million in insurance and other expenses, which were partially offset by reductions of approximately $2.9 million in transaction costs incurred in the year ended December 31, 2020 related to the lease amendments and terminations in the prior year.
The $28.1 million decrease in facility lease expense is attributable to the termination of the Company's Master Lease Agreements during fiscal 2020.
The $22.4 million decrease in depreciation and amortization expense primarily results from a decrease in depreciable assets at the Company’s communities resulting from the disposition of communities since the first quarter of 2020.
During the year ended December 31, 2021, the Company recorded $6.5 million of non-cash impairment charges related to one owned community with decreased cash flow estimates as a result of recurring net operating losses. During the prior year, the Company recorded $41.8 million of non-cash impairment charges, which included $3.4 million related to property and equipment for two owned communities as a result of lower than expected operating performance at the communities driven by the COVID-19 pandemic, $30.9 million related to property and equipment for certain leased communities as a result of lease transactions and $7.5 million related to operating lease right-of-use assets.
The $16.0 million increase in community reimbursement expense includes reimbursements due from the owners of the communities for which the Company provides management services, which totaled 15 and 12 communities at December 31, 2021 and 2020, respectively.
Other income and expense.
Interest income generally reflects interest earned on the investment of cash balances and escrow funds or interest associated with certain income tax refunds or property tax settlements.
Interest expense decreased in fiscal 2021 when compared to fiscal 2020 primarily due to the (i) early repayment of mortgage debt associated with the sale of one community in the fourth quarter of 2020 and (ii) completion of the transition of the ownership of 16 communities to Fannie Mae during the year ended December 31, 2021.
The gain on extinguishment of debt of $200.9 million relates to the de-recognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of 16 of the Company's communities back to Fannie Mae, the holder of the non-recourse debt related to such properties, during the year ended December 31, 2021.

Provision for income taxes.
Provision for income taxes for the year ended December 31, 2021 was $0.6 million, or 0.46% of net income before income taxes, compared to a provision for income taxes of $0.4 million, or 0.13% of loss before income taxes, for the year ended December 31, 2020. The effective tax rates for the years ended December 31, 2021 and 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 and 38 Texas communities at December 31, 2021 and 2020, respectively, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.
Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net income and comprehensive income of $125.6 million for the year ended December 31, 2021, compared to net loss and comprehensive loss of $295.4 million for the year ended December 31, 2020.

Liquidity and Capital Resources
In addition to approximately $78.7 million of unrestricted cash balances on hand at December 31, 2021, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from debt refinancings and/or proceeds from the sale of owned assets. During November 2021, the Company raised $154.8 million from the private placement of Series A Preferred Stock and common stock to the Conversant Investors and the Rights Offering that also provides for an additional $25 million equity investment to fund future growth (as defined in the A&R Investment Agreement). In March 2022, subsequent to year end, the Company completed the refinancing of certain existing mortgage debt. See "Note 17- Subsequent Events." This debt refinancing, together with the enhanced liquidity from the proceeds raised by the A&R Investment Agreement and other liquidity sources addressed the relevant conditions and events that previously raised substantial doubt about the Company's ability to continue as a going concern.
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. The Company’s actual liquidity and capital funding requirements depend on numerous factors, including its operating results, its capital expenditures for community investment, and general economic conditions, as well as other factors described in “Item 1A. Risk Factors.”
In summary, the Company’s cash flows were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(28,266)	$(6,793)
Net cash (used in) provided by investing activities	(10,443)	8,514
Net cash provided by (used in) financing activities	99,415	(15,917)
Increase (decrease) in cash and cash equivalents	$60,706	$(14,196)

Operating activities.
The net cash used in operating activities for the year ended December 31, 2021 primarily results from net income of $125.6 million and decreases from current liabilities of $3.0 million, offset by decreases and net non-cash charges of $150.0 million. The net cash used in operating activities for the year ended December 31, 2020, primarily results from net loss of $295.4 million, a decrease in cash flows from current assets of $2.9 million, increase from current liabilities of $13.0 million and net non-cash charges of $278.4 million.
Investing activities.
The net cash used in investing activities for the year ended December 31, 2021 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $10.4 million. The net cash provided by investing activities for the year ended December 31, 2020 primarily results from the Company's receipt of $24.1 million in proceeds from the disposition of assets, partially offset by ongoing capital improvements and refurbishments at the Company’s senior housing communities of $15.6 million.
Financing activities.
The net cash provided by financing activities for the year ended December 31, 2021 primarily results from $141.4 million in proceeds from the transactions contemplated by the A&R Investment Agreement and $23.1 million of proceeds from debt which includes the $16.0 million proceeds from the Promissory Note, See "Note 4- Significant Transactions," partially offset by repayments of notes payable of $65.0 million, which includes paying off the amounts owed to Fifth Third Bank and the Conversant Promissory Note. The net cash used in financing activities for the year ended December 31, 2020 primarily reflects proceeds from notes payable of $7.6 million, repayments of notes payable of $23.1 million, and payments on financing obligations of $0.4 million.
Debt Covenants
Certain of our debt agreements contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum debt service coverage ratios, in each case on a multi-community basis. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee, divided by the debt (principal and interest). Furthermore, our debt is secured by our communities and if an event of default has occurred under any of our debt, subject to cure provisions in certain instances. The respective lender would have the right to declare all of the related outstanding amounts of indebtedness immediately due and payable, to foreclose on our mortgaged communities and/or pursue other remedies available to such lender. We cannot provide assurance that we would be able to pay the debts if they became due upon acceleration following an event of default.
The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2021.
Impact of Inflation
To date, inflation has not had a significant impact on the Company. However, continuation of the current inflationary environment could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurances that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and the material weakness described below, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our financial statement close process controls, which relate to all financial statement accounts, did not operate effectively to ensure account reconciliations and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies constitute a material weakness.
Remediation Plan
As disclosed in previous filings for the year ended December 31, 2020, and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, we previously identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of December 31, 2021, as disclosed above.
We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2022.

The establishment of effective internal controls over financial reporting and disclosure controls and procedures is the responsibility of the Company. As a non-accelerated filer, the Company is not required to obtain an attestation on internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.
On April 12, 2022, the Compensation Committee of the Board of Directors of the Company approved the Company’s 2022 Executive Short-Term Incentive Compensation Plan (the “STI Plan”). The STI Plan provides performance-based cash bonus opportunities (“Performance Bonuses”) to the Company’s named executive officers and certain other executive officers (collectively, the “Participants”), based upon the Company’s achievement of three corporate goals established by the Compensation Committee for the year ending December 31, 2022.

The targeted Performance Bonus for each Participant is equal to a percentage of their annual base salary for fiscal year 2022 as set forth in such Participant’s employment agreement with the Company. With respect to the Performance Bonuses, 30%, 35% and 35% of the target bonus under the Plan is based on the Company’s achievement of a total revenue target, operating margin target and adjusted funds from operations per share year-over-year growth target, respectively. Achievement of the threshold level of performance for each quarterly performance target will result in 50% of the portion of the Performance Bonus subject to such performance target being earned by the Participant and achievement of the maximum level of performance for each quarterly performance target will result in up to 200% of the portion of the Performance Bonus subject to such performance target being earned by the Participant. Payouts for performance between threshold, target and maximum levels will be interpolated.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.*
ITEM 11.    EXECUTIVE COMPENSATION.*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.*
_____________________________________
*Information required by Items 10, 11, 12, 13 and 14 will be set forth in our proxy statement, which will be filed with the SEC within 120 days after December 31, 2021.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report on Form 10-K:
(5)Financial Statements:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. See “Index to Financial Statements” at page F-1.
(2)Financial Statement Schedules:
All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3)Exhibits:
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

3.1.3
Third Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

3.1.4
Fourth Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2021.)

3.2
Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

3.2.1
Amendment to the Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2021.)

3.3
Certificate of Designation, Rights and Privileges of Series A Convertible Preferred Stock, par value $0.01, of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

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

4.4
2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019)

4.5
Amendment No. 1 to the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

*4.6	Description of the Company’s securities

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

10.5
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.5.1
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

10.1
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

10.14
Employment Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.15
Non qualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.16
Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.17
Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporationand Kimberly S. Lody (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.18
Employment Agreement, dated February 20, 2019, by and between Capital Senior Living Corporation and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission on August 9, 2019.)

10.19
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

10.21
Sign-On Restricted Stock Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation. and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

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

10.23
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

10.24
Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

10.25
Employment Agreement, dated as of February 18, 2020, by and betweenCapital Senior Living Corporation and Jeremy D. Falke (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

10.26
Investment Agreement, dated as of July 22, 2021, by and between Capital Senior Living Corporation Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2021.)

10.27
Secured Promissory Note, Effective as of July 22, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 13, 2021.)

10.28
Form of Retention Agreement for Company Executive Officers (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 13, 2021.)

10.29
Amended and Restated Investment Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 2021.)

10.3
Rights Offering Backstop and Participation Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation, Silk Partners LP and Arbiter Partners QP, LP (Incorporated by reference to Exhibit 10.2 Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 2021.)

10.31
Investor Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Silk Partners LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.32
Registration Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.33
Warrant Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

*21.1	Subsidiaries of the Company

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Principal Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
_____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIDA SENIOR LIVING, INC.

By:	/s/ KIMBERLY S. LODY
Kimberly S. Lody
President, Chief Executive Officer and Director

Date: April 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Kimberly S. Lody and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ KIMBERLY S. LODY	President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director	April 15, 2022
Kimberly S. Lody

/s/ DAVID W. JOHNSON	Chairman of the Board	April 15, 2022
David W. Johnson

/s/ NOAH R. BEREN	Director	April 15, 2022
Noah R. Beren

/s/ PHILIP A. BROOKS	Director	April 15, 2022
Philip A. Brooks

/s/ BENJAMIN P. HARRIS	Director	April 15, 2022
Benjamin P. Harris

/s/ JILL M. KRUEGER	Director	April 15, 2022
Jill M. Krueger

/s/ MAX J. LEVY	Director	April 15, 2022
Max J. Levy

/s/ SHMUEL S.Z. LIEBERMAN	Director	April 15, 2022
Shmuel S.Z. Lieberman

/s/ ELLIOT R. ZIBEL	Director	April 15, 2022
Elliot R. Zibel

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sonida Senior Living, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sonida Senior Living, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Property and Equipment, Net for Impairment

Description of the Matter	As of December 31, 2021, the Company’s consolidated balance sheet included property and equipment, net of $621 million. As more fully described in Note 2 to the consolidated financial statements, property and equipment, net are routinely evaluated for indicators of impairment. For property and equipment, net with indicators of impairment, the Company performs a recoverability test by comparing the estimated undiscounted future cash flows of each long-lived asset group to its carrying amount. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying amount exceeds fair value.
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
How We Addressed the Matter in Our Audit
Our testing of the Company’s evaluation of long-lived asset groups for impairment included, among other procedures, assessing the methodologies used to estimate future cash flows and fair values, testing the significant assumptions used to develop the estimates of future cash flows and fair values, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the company’s business and other relevant factors would affect the significant assumptions. The evaluation of the Company’s methodology and key assumptions was performed with the assistance of our valuation specialists. We assessed the historical accuracy of the Company’s estimates and performed a sensitivity analysis of the significant assumptions to evaluate the changes in the undiscounted future cash flows of the long-lived asset groups that would result from changes in the key assumptions. We also assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Dallas, Texas
April 15, 2022

SONIDA SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$78,691	$17,885
Restricted cash	4,882	4,982
Accounts receivable, net	3,983	5,820
Federal and state income taxes receivable	—	76
Property tax and insurance deposits	6,666	7,637
Prepaid expenses and other	9,328	7,028
Total current assets	103,550	43,428
Property and equipment, net	621,199	655,731
Operating lease right-of-use assets, net	277	536
Other assets, net	3,526	3,138
Total assets	$728,552	$702,833
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,168	$14,967
Accrued expenses	37,026	48,515
Current portion of notes payable, net of deferred loan costs	69,769	304,164
Current portion of deferred income	3,162	3,984
Current portion of lease liabilities	278	421
Federal and state income taxes payable	599	249
Customer deposits	480	822
Total current liabilities	120,482	373,122
Lease liabilities, net of current portion	288	533
Other long-term liabilities	—	3,714
Notes payable, net of deferred loan costs and current portion	613,342	604,729
Total liabilities	734,112	982,098
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value: Authorized shares — 41 and 0 at December 31, 2021 and 2020, respectively; 41 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	41,250	—
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 15,000 at December 31, 2021 and 2020; 0 shares issued and outstanding at both December 31, 2021 and 2020	—	—
Common stock, $0.01 par value:
Authorized shares — 15,000 and 4,333 at December 31, 2021 and 2020, respectively; 6,634 and 2,084 shares issued and outstanding at December 31, 2021 and 2020 respectively	66	21
Additional paid-in capital	295,781	188,978
Retained deficit	(342,657)	(468,264)
Total shareholders’ deficit	(46,810)	(279,265)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$728,552	$702,833
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenues:
Resident revenue	$190,213	$357,122	$447,100
Management fees	3,603	1,800	—
Community reimbursement revenue	40,902	24,942	—
Total revenues	$234,718	$383,864	$447,100
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	157,269	254,630	310,551
General and administrative expenses	29,521	27,904	27,518
Facility lease expense	—	28,109	57,021
Stock-based compensation expense	2,807	1,724	2,509
Depreciation and amortization expense	37,870	60,302	64,190
Long-lived asset impairment	6,502	41,843	3,004
Community reimbursement expense	40,902	24,942	—
Total expenses	274,871	439,454	464,793
Other income (expense):
Interest income	6	193	221
Interest expense	(37,234)	(44,564)	(49,802)
Write-off of deferred loan costs and prepayment premiums	—	—	(4,843)
Gain on facility lease modification and termination, net	—	10,659	—
Gain on extinguishment of debt, net	199,901	—	—
Loss on settlement of backstop	(4,600)	—	—
Gain (loss) on disposition of assets, net	(436)	(205,476)	36,528
Other income (expense)	8,706	(201)	7
Income (loss) before provision for income taxes	126,190	(294,979)	(35,582)
Provision for income taxes	(583)	(389)	(448)
Net income (loss)	$125,607	$(295,368)	$(36,030)
Dividends on Series A convertible preferred stock	(718)	—	—
Remeasurement of Series A convertible preferred stock	(13,474)	—	—
Net income (loss) attributable to common stock	$111,415	$(295,368)	$(36,030)
Per share data:
Basic net income (loss) per share (1)	$38.24	$(144.08)	$(17.87)
Diluted net income (loss) per share (1)	$37.92	$(144.08)	$(17.87)
Weighted average shares outstanding — basic (1)	2,750	2,050	2,016
Weighted average shares outstanding — diluted (1)	2,773	2,050	2,016
Comprehensive income (loss)	$125,607	$(295,368)	$(36,030)
(1)Results for the year ended December 31, 2019 have been adjusted to reflect the 1-for-15 Reverse Stock Split. See "Note 2- Summary of Significant Accounting Policies."
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total
	Shares (1)	Amount
	(In thousands)
Balance at January 1, 2019	2,085	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards	11	1	(2)	—	—	(1)
Stock-based compensation	—	—	2,509	—	—	2,509
Net loss	—	—	—	(36,030)	—	(36,030)
Balance at December 31, 2019	2,096	$319	$190,386	$(172,896)	$(3,430)	$14,379
Reverse stock split	—	(298)	298	—	—	—
Retirement of treasury stock	—	—	(3,430)	—	3,430	—
Restricted stock awards	(12)	—	—	—	—	—
Stock-based compensation	—	—	1,724	—	—	1,724
Net loss	—	—	—	(295,368)	—	(295,368)
Balance at December 31, 2020	2,084	$21	$188,978	$(468,264)	$—	$(279,265)
Restricted stock awards (cancellations), net	298	2	(2)	—	—	—
Issuance of common stock, net (2)	4,252	43	105,392	—	—	105,435
Issuance of warrants, net	—	—	12,798	—	—	12,798
Issuance of Series A convertible preferred stock dividends	—	—	(718)	—	—	(718)
Remeasurement of Series A convertible preferred stock	—	—	(13,474)	—	—	(13,474)
Stock-based compensation	—	—	2,807	—	—	2,807
Net income	—	—	—	125,607	—	125,607
Balance at December 31, 2021	6,634	$66	$295,781	$(342,657)	$—	$(46,810)
(1)Shares for the year ended December 31, 2019 have been adjusted to reflect the 1-for-15 Reverse Stock Split. See "Note 2- Summary of Significant Accounting Policies."
(2)Issuance of common stock, net includes rights offering, backstop shares and private placement common stock, net of transaction costs and other discounts.

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income (loss)	$125,607	$(295,368)	$(36,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,870	60,302	64,190
Amortization of deferred financing charges	1,519	1,720	1,612
Deferred income	(375)	(1,450)	1,078
Deferred taxes	—	76	157
Operating lease expense adjustment	(122)	(23,899)	(5,243)
Gain on facility lease modification and termination, net	—	(10,659)	—
Write-off of deferred loan costs and prepayment premiums	—	—	4,843
Loss (gain) on disposition of assets, net	436	205,477	(36,528)
Long-lived asset impairment	6,502	41,843	3,004
Gain on extinguishment of debt	(199,901)	—	—
Loss on settlement of backstop	4,600	—	—
Provision for bad debts	1,251	2,883	3,765
Stock-based compensation expense	2,807	1,724	2,509
Changes in operating assets and liabilities:
Accounts receivable	585	(1,021)	(1,326)
Property tax and insurance deposits	971	2,316	545
Prepaid expenses and other	(2,420)	(1,887)	(1,013)
Other assets, net	(397)	(2,358)	(500)
Accounts payable	(2,655)	6,124	(715)
Accrued expenses	(467)	7,279	4,343
Federal and state income taxes receivable/payable	426	(175)	14
Deferred resident revenue	(447)	443	579
Customer deposits	(342)	(163)	(55)
Other Liabilities	(3,714)	—	—
Net cash provided by (used in) operating activities	(28,266)	(6,793)	5,229
Investing Activities
Capital expenditures	(10,443)	(15,634)	(20,306)
Proceeds from disposition of assets	—	24,148	68,084
Net cash provided by (used in) investing activities	(10,443)	8,514	47,778
Financing Activities
Proceeds from notes payable	23,081	7,640	37,499
Repayments of notes payable	(64,971)	(23,137)	(95,077)
Proceeds from issuance of Series A convertible preferred stock	41,250	—	—
Proceeds from issuance of common stock	113,538	—	—
Payment of transaction costs for the A&R Investment Agreement	(13,380)	—	—
Cash payments for financing lease and financing obligations	(103)	(375)	(1,516)
Deferred financing charges paid	—	(45)	(1,170)
Net cash provided by (used in) financing activities	99,415	(15,917)	(60,264)
Increase (decrease) in cash and cash equivalents	60,706	(14,196)	(7,257)
Cash and cash equivalents and restricted cash at beginning of year	22,867	37,063	44,320
Cash and cash equivalents and restricted cash at end of year	$83,573	$22,867	$37,063
Supplemental Disclosures
Cash paid during the year for:
Interest	$31,126	$33,029	$47,614
Income taxes	$329	$513	$505
Non cash investing and financing activities:
Lease modification and termination	$—	$6,791	$—
Property and equipment acquired with finance lease liabilities	$148	$—	$—
Dividend accrued on Series A convertible preferred stock	$718	$—	$—
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Sonida Senior Living, Inc., (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2021, the Company operated 75 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 60 senior housing communities that the Company owned and 15 communities that the Company managed on behalf of third parties. As of December 31, 2021, the Company had two properties that the Company no longer operates that were in the process of transitioning legal ownership back to the Federal National Mortgage Association ("Fannie Mae"). The accompanying consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of deposits required by certain counterparties as collateral pursuant to letters of credit. The deposit must remain so long as the letters of credit, which are subject to renewal annually, are outstanding.
In August 2021, the Company executed a one year extension of the Company's loan agreement with PNC Bank, National Association (successor to BBVA) ("PNC Bank"), which extended the maturity date to December 10, 2022. PNC Bank required a debt service reserve of $0.9 million as part of this extension, which is included in the restricted cash balances as of December 31, 2021. The PNC Bank loan agreement was refinanced with a different lender in March 2022, subsequent to year end, see "Note 17- Subsequent events."
The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	$78,691	$17,885
Restricted cash	4,882	4,982
	$83,573	$22,867
Long-Lived Assets and Impairment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviewed the carrying value of its property and equipment to determine if facts and circumstances suggested that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors, such as net operating losses, along with external factors relating to each asset, including contract changes, local market developments and other publicly available information to determine whether impairment indicators exist.
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value.

Assets Held for Sale
Assets are classified as held for sale when the Company has determined the held-for-sale criteria has been met. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions.
During the year ended December 31, 2019, the Company determined a remeasurement write down of approximately $2.3 million was required to adjust the carrying value of a community classified as held for sale to its fair value, net of cost of disposal, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The community was sold prior to December 31, 2019. The Company did not recognize any expense related to assets held for sale during the years ended December 31, 2021 and 2020. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates. There were no senior housing communities classified as held for sale by the Company at December 31, 2021 or 2020.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $1.1 million, $1.9 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at December 31, 2021 or 2020.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expected those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted which contained beneficial provisions to the Company, including the deferral of certain employer payroll taxes and the acceleration of the alternative minimum tax credit refunds. Additionally, on December 27, 2020, the Consolidated Appropriations Act was enacted providing that electing real property trades or business electing out of Section 163(j)(7)(B) will apply a 30-year Alternative Depreciation System ("ADS") life to residential real property place in service before January 1, 2018. This property had historically been assigned a 40-year ADS life under the Tax Cuts and Jobs Act. The effects were reflected in the tax provision for the year ended December 31, 2020 through an adjustment to deferred temporary differences.

Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided. Such revenue totaled approximately $187.4 million and $350.6 million, and $440.1 million, respectively, for the fiscal years ended December 31, 2021, 2020 and 2019. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $2.3 million and $3.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020. Deferred fees paid by our residents recognized into revenue during fiscal years 2021, 2020 and 2019 totaled approximately $3.3 million, $4.3 million and $4.5 million respectively, and were recognized as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears totaled approximately $1.2 million, $2.3 million and $3.7 million for fiscal years 2021, 2020 and 2019, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At December 31, 2021 and 2020, the Company had contract liabilities for deferred community fees totaling approximately $0.8 million and $0.9 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets.
The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of approximately $1.6 million, $4.2 million and $2.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Revenues from the Medicaid program accounted for approximately 9.6% of the Company’s revenue in fiscal year 2021, 6.4% of the Company’s revenue in fiscal year 2020, and 5.9% of the Company’s revenue in fiscal year 2019. During fiscal years 2021, 2020 and 2019, 42, 41 and 41, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal years 2021, 2020 or 2019.
Laws and regulations governing the Medicaid program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on its Consolidated Financial Statements. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicaid program.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under contracts that provide for periodic management fee payments to the Company. The Company recognized revenue from management fees of $3.6 million and $1.8 million during the fiscal years ended December 31, 2021 and 2020, respectively with no comparable amount in 2019. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The related costs are included in “community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized community reimbursement revenue and expense of $40.9 million and $24.9 million during the fiscal years ended December 31, 2021 and 2020, respectively, with no comparable amount in 2019.

Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.7 million and $6.1 million at December 31, 2021 and 2020, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts. Adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
Lease Accounting
Effective January 1, 2019, the Company adopted the new lease standard provisions of Accounting Standards Codification ("ASC") 842. Due to the adoption of ASC 842, the unamortized balances of lease acquisition costs and lease incentives were reclassified as a component of the respective operating lease right-of-use asset. Additionally, the unamortized balance of deferred gains associated with sale leaseback transactions totaling approximately $10.0 million was written-off to retained deficit on the date of adoption.
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
Financing lease right-of-use assets are recognized within property and equipment and leasehold improvements, net on the Company’s Consolidated Balance Sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.
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

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service ("IRS") determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2021. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including among other factors, potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums and estimated litigation costs. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, it is possible the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A and as such is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of December 31, 2021, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be remeasured to its redemption value each period.
Net Income (Loss) Per Common Share
For the year ended December 31, 2021, the Company used the two-class method to compute net income per common share because the Company has issued securities (Series A Preferred Stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and Series A Preferred Stock (on an if-converted basis) to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the Series A Preferred Stock have no obligation to fund losses.
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock based compensation awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Years Ended December 31,
	2021	2020	2019
Basic net (loss) income per common share calculation:
Net income (loss)	$125,607	$(295,368)	$(36,030)
Less: Dividends on Series A Preferred Stock	(718)	—	—
Less: Remeasurement of Series A Preferred Stock	(13,474)	—	—
Less: Undistributed earnings to participating securities	(6,266)	—	—
Net (loss) income attributable to common stockholders	$105,149	$(295,368)	$(36,030)
Weighted average shares outstanding — basic (1)	2,750	2,050	2,016
Basic net income (loss) per share	$38.24	$(144.08)	$(17.87)

Diluted net (loss) income per common share calculation:
Net (loss) income attributable to common stockholders	$105,149	$(295,368)	$(36,030)
Weighted average shares outstanding — diluted	2,773	2,050	2,016
Diluted net income (loss) per share	$37.92	$(144.08)	$(17.87)
(1) Results for the period ended December 31, 2019 and share amounts have been adjusted to reflect the 1-for-15 Reverse Stock Split. See "Note 10- Equity."
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Years Ended December 31,
(shares in thousands)	2021	2020	2019
Series A Preferred Stock (if converted)	163.8	—	—
Restricted stock awards	26.6	23.7	63.5
Warrants	163.8	—	—
Stock options	9.8	9.8	9.8
Total	364.0	33.5	73.3
Segment Information
The Company evaluates the performance and allocates resources of its senior living communities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that its operating units meet the criteria in ASC Topic 280, Segment Reporting, to be aggregated into one reporting segment. As such, the Company operates in one segment.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of adoption. The adoption of ASU 2020-06 did not have a material impact on its consolidated financial statements and disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR"). The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by ASU 2020-04.
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

3. Impairment of Long-Lived Assets
The Company recognized non-cash impairment charges of property and equipment, net of $6.5 million during the year ended December 31, 2021, which related to one owned community. Due to the recurring net operating losses, the Company concluded the assets related to this community had indicators of impairments and the carrying value was not fully recoverable. The fair value of the property and equipment, net of this community was determined using an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.
During the first quarter of 2020, the Company determined that the modifications of certain of its master lease agreements (see “Note 4- Significant Transactions”) and adverse impacts on the Company’s operating results resulting from the COVID-19 pandemic were indicators of potential impairment of its long-lived assets. As such, the Company evaluated its long-lived asset groups for impairment and identified communities with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets.
In March 2020, the Company entered into forbearance agreements with Ventas, Inc. ("Ventas") and Welltower, Inc. ("Welltower"), which, among other things, provided that the lease agreements covering the communities would be converted into property management agreements with the Company as manager on December 31, 2020 if the properties had not transitioned to a successor operator on or prior to such date (see “Note 4- Significant Transactions”). The Company’s leases with Ventas and Welltower were originally scheduled to mature in 2025 and 2026. Due to the modification of the lease term and the expected impacts of the COVID-19 pandemic, the Company evaluated certain owned communities and all leased communities for impairment and tested the recoverability of these assets by comparing projected undiscounted cash flows associated with these assets to their respective historical carrying values. For communities in which the historical carrying value was not recoverable, the Company compared the estimated fair value of the assets to their carrying amount and recorded an impairment charge for the excess of carrying amount over fair value. For the operating lease right-of-use assets, fair value was estimated utilizing a discounted cash flow approach based on historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The fair values of the property and equipment, net of these communities, were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence. This value represents the amount required to replace the asset as if new and adjusts to reflect usage. These fair value measurements are considered Level 3 measurements within the valuation hierarchy. During the first quarter of 2020, the Company recorded non-cash impairment charges of $6.2 million and $29.8 million to operating lease right-of-use assets, net and property and equipment, net, respectively.
During the third quarter of 2020, the Company recorded non-cash impairment charges of $1.3 million and $1.1 million to operating lease right-of-use assets, net and property and equipment, net, respectively, due to a change in the useful life of 15 of its communities, all of which transferred to new operators. Due to the changes in useful lives, the Company concluded the assets related to those properties had indicators of impairment and the carrying values were not fully recoverable. The fair values of the right-of-use assets were estimated, using Level 3 inputs, as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. In addition, during the third quarter of 2020, the Company recorded a non-cash impairment charge of $0.8 million to property and equipment, net of one owned community. The fair value of the property and equipment, net of this community was determined using the sales comparison approach, which utilizes the sales of comparable properties, and the income capitalization approach, which reflects the property’s income-producing capabilities. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.
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
During the year ended December 31, 2019 the Company recorded impairment charges of $1.6 million and $1.4 million related to fixed assets and operating lease right of use assets, respectively, due to a change in the useful life of its community located in Boca Raton, Florida, which transferred to a new operator in the first quarter of 2020. Due to the change in useful life, the Company concluded the assets related to that property were not recoverable. During the year ended December 31, 2021, 2020 and 2019, for long-lived assets where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the long-lived assets noted above.

4. Significant Transactions
Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B" and, together with Conversant Fund A, the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety an Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 and was subsequently amended (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors agreed to purchase from the Company, and the Company agreed to sell to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) subject to the consummation of the transactions contemplated by the A&R Investment Agreement, the Conversant Investors would receive 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held, which would result in gross cash proceeds to the Company of approximately $72.3 million (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company agreed to pay to the Conversant Investors, as a premium, 174,675 shares of common stock. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
Simultaneously with the entry into the Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022 and was subsequently amended. The Promissory Note was amended by the A&R Investment Agreement to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 9- Notes Payable."
The transactions contemplated by the A&R Investment Agreement were subject to stockholder approval, which was received on October 22, 2021. The Rights Offering expired on October 27, 2021 with subscription rights to purchase 1,133,941 shares exercised by existing stockholders. The transactions contemplated by the A&R Investment Agreement closed (the “Closing”) on November 3, 2021 and resulted in net proceeds to the Company of $141.4 million after paying customary transaction and closing costs of approximately $13.4 million. The Conversant Investors and Arbiter Partners QP, LP (“Arbiter”) backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 shares of common stock and 114,911 shares of common stock, respectively, and received a backstop fee of 174,675 shares of common stock and 17,292 shares of common stock, respectively.
At the Closing, the Company, the Conversant Investors and Silk Partners LP (“Silk”) entered into an Investor Rights Agreement, pursuant to which, among other things, the Company's board of directors was reconstituted to consist of four new directors designated by the Conversant Investors, two new directors designated by Silk and three continuing directors.
At the Closing, all outstanding performance-based stock based compensation including restricted shares were converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 11- Stock-Based Compensation.”
In March 2022, subsequent to year end, the Company completed the refinancing of certain existing mortgage debt. See "Note 17- Subsequent Events." This debt refinancing, together the enhanced liquidity from the proceeds raised by the A&R Investment Agreement and other liquidity sources addressed the relevant conditions and events that previously raised substantial doubt about the Company's ability to continue as a going concern.
Disposition of Boca Raton, Florida Community
Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid the lessor, Healthpeak Properties, Inc ("Healthpeak"), a one-time $0.3 million termination payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property and the lease was terminated as to this property.  The Company recorded an approximate $1.8 million gain on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.
Disposition of Merrillville, Indiana Community
Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in cash proceeds after paying customary closing costs.  The community was unencumbered by any mortgage debt.  The Company recognized a loss of $7.4 million on the disposition, which is included in loss on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.  The community was comprised of 171 assisted living and 42 memory care units.

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
Early Termination of Master Lease Agreements
As of December 31, 2020, the Company had exited all of its master lease agreements as described below.
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
Ventas
As of December 31, 2019, the Company leased seven senior housing communities from Ventas, Inc. ("Ventas").  The term of the Ventas lease agreement was previously scheduled to expire on September 30, 2025.  On March 10, 2020, the Company entered into an agreement with Ventas (as amended, the “Ventas Agreement”), providing for the early termination of its Master Lease Agreement with Ventas covering all seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreement.  In addition, the Ventas Agreement provided that the Company would not be required to comply with certain financial covenants of the Master Lease Agreement during the forbearance period, which terminated on December 31, 2020.  In conjunction with the Ventas Agreement, the Company released to Ventas $4.1 million in security deposits and $2.5 million in escrow deposits held by Ventas, and Ventas reduced the amounts and term of the Company’s lease payments, and effectively eliminated the Company’s lease termination obligation, which was $11.4 million at December 31, 2019.  The Master Lease Agreement terminated on December 31, 2020.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Ventas and modification of the lease term pursuant to the Ventas Agreement was determined to be a modification of the Master Lease Agreement.  As such, the Company reassessed the classification of the Master Lease Agreement with Ventas based on the modified terms and determined that the lease continued to be classified as an operating lease until the communities transitioned to a different operator or management agreement, at which time the lease would terminate.  The modification resulted in a reduction to the lease termination obligation, lease liability and operating lease right-of-use asset recorded in the Company’s Consolidated Balance Sheets by approximately $11.4 million, $51.6 million and $47.8 million, respectively, during the first quarter of 2020.  The Company recognized a net gain of approximately $8.4 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020 and was primarily due to the impact of the change in lease term on certain of the right-of-use asset balances.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 3- Impairment of Long-Lived Assets.”
Under the terms of the Ventas Agreement, on December 31, 2020, Ventas elected to enter into a property management agreement with the Company as manager for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Ventas on January 1, 2021. The Company managed these seven communities on behalf of Ventas for the year ended December 31, 2021 and in November 2021, the Company announced the expansion of the Ventas relationship with three additional managed communities in Arkansas effective December 1, 2021.
Welltower
As of December 31, 2019, the Company leased 24 senior housing communities from Welltower, Inc. ("Welltower"). The initial terms of the Welltower lease agreements were previously scheduled to expire on various dates from April 2025 through April 2026. On March 15, 2020, the Company entered into an agreement with Welltower (the “Welltower Agreement”), providing for the early termination of three Master Lease Agreements between it and Welltower covering all 24 communities.  Pursuant to the Welltower Agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  In addition, the Welltower Agreement provided that the Company was not required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period, which terminated on December 31, 2020.  In conjunction with the

Welltower Agreement, the Company agreed to release $6.5 million in letters of credit to Welltower, which were released during the second quarter of 2020.  The Welltower Agreement provided that Welltower could terminate such agreement, with respect to any or all communities upon 30 days' notice, but no later than December 31, 2020. Upon termination, Welltower could elect to enter into a property management agreement with the Company as manager or to transition the properties to a new operator. The Welltower Agreement also provided that the Company was not obligated to fund certain capital expenditures under the Master Lease Agreements during the applicable forbearance period and that Welltower would reimburse the Company for certain specified capital expenditures.
In accordance with ASC Topic 842, the reduction in the monthly minimum rent payable to Welltower under the then- existing Master Lease Agreements with Welltower and modification to the lease terms pursuant to the Welltower Agreement was determined to be a modification of the Master Lease Agreements.  As such, the Company reassessed the classification of the Master Lease Agreements based on the modified terms and determined that each of the leases continued to be classified as an operating lease until the applicable communities transitioned to a different operator or management agreement, at which time such lease would terminate.  The modification resulted in a reduction to the lease liability and operating lease right-of-use asset recorded in the Company’s Consolidated Balance Sheets by approximately $129.9 million and $121.9 million, respectively, during the first quarter of 2020.  The Company recognized a gain of approximately $8.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.  As a result of the lease modification, the Company assessed the operating lease right-of-use assets for impairment during the first quarter of 2020.  See “Note 3- Impairment of Long-Lived Assets.”
During the third quarter of 2020, Welltower elected to terminate the Welltower Agreement with respect to five communities, all of which transferred to a different operator on September 10, 2020.  During the fourth quarter 2020, Welltower elected to terminate the Welltower Agreement with respect to 14 communities. The Company recorded a loss on the transaction of $0.7 million, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.
The Master Lease Agreements with respect to the remaining five communities terminated on December 31, 2020, and Welltower elected to enter into a property management agreement with the Company that provided for the Company to serve as manager for a management fee based on gross revenues of the applicable community payable to the Company and other customary terms and conditions. As a result of these transactions, the Company had no remaining lease transactions with Welltower on January 1, 2021. At December 31, 2021, the Company managed four communities on behalf of Welltower.
Healthpeak
On March 1, 2020, the Company entered into an agreement with Healthpeak Properties, Inc. ("Healthpeak") (“the Healthpeak Agreement”), effective February 1, 2020, providing for the early termination of one of its Master Lease Agreements with Healthpeak, which was previously scheduled to mature in April 2026.  Such Master Lease Agreement terminated and was converted into a Management Agreement under a Real Estate Investment Trust Investment Diversification and Empowerment Act structure (a “RIDEA structure”) pursuant to which the Company agreed to manage the six communities that were subject to the Master Lease Agreement until such communities were sold by Healthpeak.  Pursuant to the Management Agreement, the Company received a management fee based on the gross revenues at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. In conjunction with the Healthpeak Agreement, the Company released to Healthpeak approximately $2.6 million of security deposits held by Healthpeak.  The Company remeasured the lease liability and operating lease right-of-use asset recorded in the Company's Consolidated Balance Sheets at December 31, 2019 to zero, resulting in a net loss of $7.0 million on the transaction, which is included in gain (loss) on facility lease modification and termination, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2020.
On May 20, 2020, the Company entered into an additional amendment to the other Master Lease Agreement with Healthpeak (the "Amended Healthpeak Agreement"), effective April 1, 2020 until the end of the lease term under a second Master Lease Agreement.  Pursuant to the Amended Healthpeak Agreement, the Company began paying Healthpeak rent of approximately $0.7 million per month for eight senior housing communities subject to the Amended Healthpeak Agreement in lieu of approximately $0.9 million of monthly rent due and payable under the Master Lease Agreement before the agreement covering such communities.  The rents paid to Healthpeak represent approximately 75% of their scheduled rates, with the remaining rent being subject to payment by the Company pursuant to a three-year note payable with final payment including accrued interest from November 1, 2021, to be made on or before November 1, 2023.  At December 31, 2020, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets. Given that the total minimum lease payments and the lease term remain unchanged, the Company has elected not to evaluate the deferral as a rent concession and did not account for the deferral as a modification to the existing lease agreement.  The Company concluded the concessions provided to the Company were not contemplated by the existing lease. The Company accounted for the concession in the form of a deferral as if the lease terms were unchanged.  Accordingly, once interest begins to accrue on the deferral amount, the Company will record interest expense and accrued interest payable on the portion of the deferral amount that has yet to be paid on a monthly basis until such interest payments become due.  At December 31, 2021, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
In November 2020, upon the expiration of the other Master Lease Agreement with Healthpeak, the Company entered into a short-term excess cash flow lease amendment pursuant to which the Company agreed to manage the seven communities that were then subject to such lease amendment until the earlier of such time that the communities were sold by Healthpeak or until April 30, 2021. Pursuant to such agreement, the Company began paying Healthpeak monthly rent equal to any excess cash flow of the communities and earning a management fee for management of the seven communities.
In April 2021, the Company executed an agreement with Healthpeak to amend and extend its existing agreement for the remaining three properties managed by the Company on behalf of Healthpeak. In addition to a management fee based on a percentage of revenue, the Company was entitled to a monthly flat fee for three months with such fee increasing thereafter until such properties were sold or December 31, 2021, whichever was earlier. On September 30, 2021, Healthpeak sold the three remaining properties and terminated all agreements with the Company related to those three properties.
Disposition of Springfield, Missouri and Peoria, Illinois Communities
Effective October 1, 2019, the Company sold two communities located in Springfield, Missouri and Peoria, Illinois, for $64.8 million. The properties were sold in order to monetize assets deemed at peak performance and resulted in net proceeds to the Company of approximately $14.8 million. The Company recognized a gain of $38.8 million on the disposition of the two communities, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019.
Disposition of Kokomo, Indiana Community
Effective May 1, 2019, the Company closed on the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 96 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell, which was included in Gain (loss) on disposition of assets, net, on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019.

5. Property and Equipment
As of December 31, 2021 and 2020, property and equipment, net and leasehold improvements, which include assets under financing leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2021	2020
Land		$46,069	$46,896
Land improvements	5 to 20 years	19,146	19,345
Buildings and building improvements	10 to 40 years	814,035	803,434
Furniture and equipment	5 to 10 years	52,602	48,694
Automobiles	5 to 7 years	2,662	2,824
Assets under financing leases and leasehold improvements	(1)	2,276	10,576
Construction in progress	NA	392	581
		937,182	932,350
Less accumulated depreciation and amortization		(315,983)	(276,619)
Property and equipment, net		$621,199	$655,731
_____________________________________
(1)Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under financing leases and leasehold improvements include $0.3 million and $0.4 million of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2021 and 2020, respectively.  Refer to “Note 16- Leases” for further information on the Company’s financing leases.

At December 31, 2021 and 2020, furniture and equipment included $4.3 million and $4.2 million of capitalized computer software development costs of which $3.8 million and $3.4 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization.  At December 31, 2021 and 2020, property and equipment, net included $0.1 million and $0.5 million, respectively, of capital expenditures which had been incurred but not yet paid.
During the years ended December 31, 2021 and 2020, the Company recognized non-cash impairment of property and equipment charges of $6.5 million and $34.3 million, respectively.  See “Note 3- Impairment of Long-Lived assets.”
In July 2020, the Company initiated a process which transferred the operations and ownership of 18 communities that were either underperforming or were in underperforming loan pools to Fannie Mae, the holder of non-recourse debt on such communities. As a result of events of default and the appointment of a receiver to take possession of the communities, the Company disposed of all long-lived assets for those respective properties. See “Note 8- Notes Payable.”

6. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Security and other deposits	$3,037	$2,525
Other	489	613
	$3,526	$3,138

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries, bonuses and related expenses	$9,757	$11,170
Accrued property taxes	7,278	9,122
Accrued interest	7,311	13,594
Accrued health claims and workers compensation	3,835	4,728
Accrued professional fees	4,102	2,599
Other	4,743	7,302
	$37,026	$48,515

8. Notes Payable
Notes payable consists of the following (in thousands):

			December 31,
	Weighted average interest rate	Maturity Date	2021	2020
Fixed mortgage notes payable	4.67	2022 to 2031	$592,997	$787,029
Variable mortgage notes	3.36	2022 to 2029	88,711	122,742
Notes payable - insurance	4.60	2022	3,483	3,887
Notes payable - other	4.85	2023	2,121	2,121
Notes payable, excluding deferred financing costs			$687,312	$915,779
Deferred financing costs, net			4,201	6,886
Total long-term debt			$683,111	$908,893
Less current portion			69,769	304,164
Total long-term debt, less current portion			$613,342	$604,729
2022 Mortgage Refinance
On March 10, 2022, subsequent to year end, the Company completed the refinancing of certain existing mortgage debt (the "Refinance Facility"). The Refinance Facility includes an initial term loan of $80.0 million. In accordance with ASC 470, the Company has classified $51.6 million of notes payable previously scheduled to mature in the year ended December 31, 2022 in notes payable, net of deferred loan costs and current portion on the consolidated balance sheet at December 31, 2022. See "Note 17 - Subsequent Events."
The aggregate scheduled maturities of notes payable at December 31, 2021 are as follows (in thousands) after consideration of the Refinance Facility in accordance with ASC 470:

2022 (1)	$70,848
2023	24,776
2024	152,363
2025	114,055
2026	127,252
Thereafter	198,018
$687,312
(1)At December 31, 2021, the Company included $32.0 million in outstanding debt in the current portion of notes payable, net of deferred loan costs for Fannie Mae as a result of the events of default as discussed below.
Simultaneously with the entry into the Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured Promissory Note to provide interim debt financing to the Company and received proceeds of $16.0 million and incurred related costs of $1.0 million. The Promissory Note bore interest at a rate of 15.0% per annum on the $15.0 million net balance. Interest payments were made in cash. On October 1, 2021, the Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. On November 3, 2021, in conjunction with the Closing of the A&R Investment Agreement, the total principal amount of $16.0 million Promissory Note was repaid and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note.
Notes Payable - Insurance
In June 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.5 million, of which $0.5 million was outstanding at December 31, 2021. The finance agreement has a fixed interest rate of 4.60% with the principal being repaid over a ten-month term.
In July 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.2 million, of which $0.1 million was outstanding at December 31, 2021. The finance agreement has a fixed interest rate of 4.45% with the principal being repaid over a ten-month term.

In December 2021, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.0 million, of which $3.0 million was outstanding at December 31, 2021. The finance agreement has a fixed interest rate of 4.45% with the principal being repaid over a ten-month term.
Loan Extension and Debt Forbearance Agreement on PNC Bank Loan
In August 2021, the Company executed a one year extension of the Company's $40.5 million loan agreement with PNC Bank, National Association (successor to BBVA) ("PNC Bank") which extended the maturity date to December 10, 2022. The extension also included an additional six-month extension option if certain financial criteria were met. The loan agreement extension included a waiver for non-compliance with certain financial ratios on December 31, 2020 and eliminated the compliance requirements for minimum financial ratios. The extension required monthly principal payments of $0.2 million, an additional principal payment of $1.0 million in December 2021 and quarterly principal payments of $0.5 million beginning in March 2022 unless a certain financial ratio is attained. The required $1.0 million principal payment was made in December 2021. In March 2022, subsequent to year-end, the Company refinanced this loan with a different lender. See "Note 17- Subsequent Events."
In the second quarter of fiscal 2020, the Company entered into a loan amendment with PNC Bank pursuant to which the Company deferred monthly debt service payments for April, May and June 2020 and the deferred payments were added to principal. The deferred monthly debt service payments were paid by the Company in June 2021. At December 31, 2021, no deferred payments remained outstanding.
Transactions Involving Certain Fannie Mae Loans
The Coronavirus Aid, Relief and Economic Security Act of 2020 ("CARES Act"), among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties. On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such three month period. During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less payments made during the forbearance period, for five of the Company's properties with forbearance agreements. The Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae. Therefore, the Company was in default on such loans, which were non-recourse loans.
As a result of the default, Fannie Mae filed a motion with the United States District Court (the "District Court") requesting that a receiver be appointed over the 18 properties, which was approved by the District Court. The Company agreed to continue to manage the 18 communities, subject to earning a management fee, until management of the communities was transitioned to a successor operator or legal ownership of the properties was transferred to Fannie Mae or its designee. Management fees earned from the properties were recognized as revenue when earned. In conjunction with the receivership order, the Company was required to obtain approval from the receiver for all payments and received reimbursements from Fannie Mae for reasonable operating expenses incurred on behalf of any of the 18 communities under the receivership order. As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default. In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited and the Company no longer had control of the properties in accordance with ASC 610-20.
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties and the Company recorded a gain on extinguishment of debt of $200.9 million, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). At December 31, 2021, the Company included $32.0 million in outstanding debt in current portion of notes payable, net of deferred loan costs, and $2.7 million of accrued interest in accrued expenses on the Company’s Consolidated Balance Sheets related to the remaining two properties. At December 31, 2021, the Company did not manage any properties on behalf of Fannie Mae.
Debt Forbearance Agreement on HUD Loan
The Company also entered into a debt forbearance agreement with ORIX Real Estate Capital, LLC (“ORIX”), related to a U.S. Department of Housing and Urban Development (“HUD”) loan covering one of the Company's properties pursuant to which the Company deferred monthly debt service payments for April, May and June 2020, which deferred payments were added to the regularly scheduled payments in equal installments for one year following the forbearance period and were paid in the third quarter of 2021. At December 31, 2021, no deferred payments remained outstanding.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans (the "Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May and June 2020 and to defer principal payments for July 2020 through March 2021. The Company made all required debt service payments in July, August and September 2020. On October 1, 2020, the Company entered into further amendments to its loan agreements with Protective Life Insurance Company. These amendments allowed the Company to defer interest payments for October, November and December 2020, and to extend the deferral period of principal payments through September 1, 2021, with such deferral amounts being added to principal due at maturity in either 2025, 2026 or 2031, depending upon the loan. At December 31, 2021, the Company had deferred payments of $7.2 million related to the Protective Life Insurance Company loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Other Debt Related Transactions
On May 20, 2020, the Company entered into an agreement with Healthpeak (the “Healthpeak Forbearance”), effective from April 1, 2020 through the lease term ending October 31, 2020, to defer a percentage of rent payments.  At December 31, 2021, the Company had deferred $2.1 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets. See “Note 4- Significant Transactions.”
Deferred Financing Charges
At December 31, 2021 and December 31, 2020, the Company had gross deferred loan costs of approximately $11.5 million and $14.0 million, respectively. Accumulated amortization was approximately $7.3 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively.
Debt Covenant Compliance
Except for the non-compliance with Fannie Mae mortgages for the two remaining properties expected to transition back to Fannie Mae, as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at December 31, 2021.
Letters of Credit
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.  On August 27, 2020, the available letters of credit were increased to $4.0 million, all of which remained outstanding as of December 31, 2021.
The Company issued standby letters of credit with Wells Fargo, totaling approximately $1.0 million, for the benefit of Calpine Corporation in connection with certain of its energy provider agreements. In December 2021, the letters of credit were released to the Company and were included in cash and cash equivalents on the Company's Consolidated Balance Sheets at December 31, 2021.
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

9. Equity
Reverse Stock Split
On December 9, 2020, the Company’s Board of Directors approved and effected a Reverse Stock Split of the Company’s common stock at a ratio of 1-for-15. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 31,268,943 shares to approximately 2,084,596 shares. The authorized number of shares of common stock was also proportionately reduced from 65,000,000 shares to 4,333,334 shares. All share amounts for the year ended December 31, 2019 has been recast to give effect to the 1-for-15 Reverse Stock Split.
In conjunction with the Reverse Stock Split in December 2020, the Company retired all of the Treasury shares outstanding and recorded an entry to reduce additional paid in capital for $3.4 million.

10. Securities Financing
Series A Preferred Stock
The Company entered into an investment agreement with the Conversant Investors on July 22, 2021 that was subsequently amended and restated on October 1, 2021 and completed and closed on November 3, 2021. On November 3, 2021 (“Closing Date”) under the terms of the A&R Investment Agreement, the Company raised approximately $154.8 million through (i) the issuance to the Conversant Investors of 41,250 shares of newly designated Series A Preferred Stock of the Company, par value $0.01, per share at $1,000 per share (“Series A Preferred Stock”) that generated approximately $41.25 million in proceeds, 1,650,000 shares of common stock of the Company, par value $0.01 per share, per share at $25 per share and 1,031,250 warrants to purchase common stock at $40 per share that generated approximately $41.25 million in proceeds and (ii) a common stock rights offering to the Company’s existing stockholders (the “Rights Offering”), pursuant to which such common stock holders purchased an additional 1,133,941 shares of common stock at $30 per share that generated approximately $34.0 million in proceeds. The Conversant Investors and Arbiter backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 and 114,911 shares of common stock, respectively, that generated approximately $38.3 million in proceeds, and received a backstop fee amounting to 174,675 shares of common stock and 17,292 shares of common stock, respectively. Of this total, approximately $16.0 million was used to retire the Promissory Note described herein.
With respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A Preferred Stock will rank: (i) on a parity basis with each other class or series of capital stock of the Company now existing or hereafter authorized, classified or reclassified, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Preferred Stock as to dividends or rights; and (ii) junior to each other class or series of capital stock of the Company hereafter authorized, classified or reclassified, the terms of which expressly provide that class or series. In the event of a Change of Control (as defined in the A&R Investment Agreement), the Series A Preferred Stock holders hold a liquidation preference that is equal to $1,000 per share plus the sum of preferred dividends and other dividends paid as additional stock plus any accrued and unpaid dividends (the “Liquidation Preference”).
The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.25 million accrued quarterly in arrears and compounded. Dividends are guaranteed and may be paid in cash or in additional Series A Preferred Stock shares at the discretion of the Company’s Board of Directors. Generally, the Series A Preferred Stock holders do not have special voting rights and have voting rights consistent with common stock holders as if they were one class. Series A Preferred Stock holders are entitled to a number of votes in respect of the shares of Series A Preferred Stock owned by them equal to the number of shares of common stock into which such shares of Series A Preferred Stock would be converted. On December 31, 2021, the Company declared $0.7 million of dividends on the Series A Preferred Stock, which is included in accrued liabilities in the Consolidated Balance Sheets of the Company at December 31, 2021, with no such amount in 2020.
The Series A Preferred Stock holders ("Holder") have the right at any time to convert (an “Optional Conversion”) each share of Series A Preferred Stock into common stock as described in the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. The right of Optional Conversion may be exercised as to all or any portion of such Holder’s Series A Preferred Stock from time to time, except that, in each case, no right of Optional Conversion may be exercised by a Holder in respect of fewer than 1,000 shares of Series A Preferred Stock (unless such conversion relates to all shares of Series A Preferred Stock held by such Holder). If an Optional Conversion Date occurs on or after the Record Date for a Dividend and on or before the immediately following Dividend Payment Date and Dividends have been declared for such Dividend Payment Date, then (x) on such Dividend Payment Date, such Dividend will be paid to the Holder of each share of Series A Preferred Stock as of the close of business on the applicable Record Date for such Dividend, notwithstanding the Holder’s exercise of an Optional Conversion, and (y) the amount of such Dividend, if a Preferred Dividend, will not be included in the Liquidation Preference referred to in clause (a) above. As such, the Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the Consolidated Balance Sheet of the Company at December 31, 2021.

At any time on or after the third anniversary of the Closing Date, the Company may elect, upon the approval of a majority of the independent and disinterested directors of the Board of Directors, to convert all, but not less than all, of the outstanding shares of Series A Series A Preferred Stock into shares of common stock by delivery to the Series A Preferred Stock holders of a notice of Mandatory Conversion (as defined in the A&R Investment Agreement), provided, that the Company shall not be entitled to deliver an irrevocable notice of Mandatory Conversion unless the volume-weighted average price (“VWAP”) per share of common stock exceeds 150% of the Conversion Price (as defined in the A&R Investment Agreement) for the 30 consecutive trading days immediately preceding the notice. The Company has the option to exercise its right to require the Conversant Investors to convert their Series A Preferred Stock, once VWAP has met the above requirements for this contingent call.
In the case of a Mandatory Conversion, each share of Series A Preferred Stock then outstanding will be converted into (i) a number of shares of common stock equal to the quotient of (a) the Liquidation Preference of such share of Series A Preferred Stock as of the applicable Mandatory Conversion date, divided by (b) the Conversion Price as of the applicable Mandatory Conversion date and (ii) cash in lieu of fractional shares. If the Mandatory Conversion date occurs on or after the record date for a dividend and on or before the immediately following dividend payment date and dividends have been declared for such date, then such dividend will be paid to the Series A Preferred Stock holder of each share of Series A Preferred Stock as of the close of business on the applicable record date, notwithstanding the Company’s exercise of a Mandatory Conversion, and the amount of such dividend, if a Series A Preferred Stock dividend, will not be included in the Liquidation Preference.
The Company may, at its option, irrevocably elect to redeem the Series A Preferred Stock, in whole or in part, at any time (i) on or after the forty-second month anniversary of the Closing Date (and before the seventh anniversary), at a cash redemption price per share of Series A Preferred Stock equal to the greater of (A) 100% of the Liquidation Preference as of such redemption date and (B) an amount equal to (a) the number of shares of common stock issuable upon conversion of such share of Series A Preferred Stock as of the redemption date, multiplied by (b) the VWAP of common stock for the 30 trading days immediately preceding the notice date and (c) on or after the seventh anniversary of the original issue date, at a redemption price per share of Series A Preferred Stock equal to 100% of the Liquidation Preference as of the redemption date. The Conversant Investors, in combination with their common stock ownership as of December 31, 2021, have voting rights in excess of 50% of the Company’s total voting stock. It is therefore deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be remeasured to its redemption value each period.
The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual. The Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the Consolidated Balance Sheet of the Company as of December 31, 2021.
Changes in the Series A Preferred Stock are as follows:

	Series A Preferred Stock
	Shares	Amount
(In thousands)
Balance at January 1, 2021	$—	$—
Issuance of Series A Preferred Stock, net of transaction costs	41	27,776
Remeasurement of Series A Preferred Stock	—	13,474
Balance at December 31, 2021	$41	$41,250
No Series A Preferred Stock was outstanding as of December 2020.
Warrants
On the Closing Date, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date. The value of the warrants, adjusted for the pro-rata share of issuance costs and other discounts was included in Additional Paid in Capital in the Consolidated Balance Sheet of the Company at December 31, 2021.
Investor Rights
For so long as the Conversant Investors beneficially own at least 33% of the Company’s outstanding common stock on an as-converted basis, Investor A shall be entitled to designate four members of the Company’s Board of Directors including the Chairperson. For so long as the Conversant Investors beneficially own less than 33% but at least 15% or more of the outstanding shares of common stock of the Company on an as-converted basis, Investor A will have the right to designate a number of directors, rounded to the nearest whole number, equal to the quotient of the total number of outstanding shares of common stock of the Company on an as-converted basis beneficially owned by the Conversant Investors divided by the total number of outstanding shares of common stock of the Company on an as-converted basis, multiplied by the total number of directors then on the Board including the Chairperson for so long as the Conversant Investors beneficially own at least 20% or more of the outstanding shares of common stock on an as-converted basis. For so long as the Conversant Investors beneficially own less than 15% but at least 5% or more of the outstanding shares of common stock of the Company on an as-converted basis, Investor A will have the right to designate one designee for inclusion in the Company’s slate of individuals nominated for election to the Board (which slate will include a number of nominees equal to the number of director positions to be filled). After 3.5 years the Conversant Investors can designate 5 board seats if their beneficial ownership exceeds 50%.
For so long as Silk Partners, LLC with its affiliates (collectively, “Silk”) beneficially own at least 5% of the outstanding shares of common stock of the Company on an as-converted basis, Silk will have the right to designate two designees for inclusion in the Company’s slate of individuals nominated for election to the Board of Directors (which slate will include a number of nominees equal to the number of director positions to be filled).
Additionally, there were various stock awards to employees of the Company (See "Note 11- Stock-based compensation.”
Issuance Costs and Other Discounts
The Company incurred approximately $13.4 million in issuance costs associated with the A&R Investment Agreement. Additionally, the fair value of the private placement preferred stock and common stock along with the warrants issued to the Conversant Investors exceeded the proceeds received, the excess of which, along with the issuance costs, were applied as a discount to the private placement preferred stock, common stock and warrants on a relative fair value basis. These discounts resulted in a net reduction to the balance of Series A Preferred Stock and Additional Paid In Capital in the Consolidated Balance Sheets of the Company at December 31, 2021.
Loss on Settlement of Backstop
On October 1, 2021 the Conversant Investors and Arbiter provided backstop commitments to the Company in exchange for a backstop fee of 174,675 and 17,292 shares of common stock, respectively. Upon settlement of the commitment, the fair value of the fee provided, net of the financial benefit of the commitment when settled, was recorded as a loss on backstop of $4.6 million in the Consolidated Statements of Net Operations and Comprehensive Income (Loss) for the Company for the year ended December 31, 2021.

11. Stock-Based Compensation
The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values.
On May 14, 2019, the Company’s stockholders approved the Capital Senior Living Corporation 2019 Omnibus Stock and Incentive Plan (the “2019 Plan”), which replaced the previous plan. The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 150,000 shares of common stock, as adjusted for the Reverse Stock Split, plus reserved shares not issued or subject to outstanding awards under the previous plan. The Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan. Effective March 26, 2019, the 2007 Plan was terminated and no additional awards will be granted under that plan.
On October 22, 2021, the Company's stockholders approved an amendment to the 2019 Plan to (i) increase the number of shares of common stock that the Company may issue under such plan from 150,000 shares to 797,699 shares and to (ii) to exclude 257,000 shares from the minimum vesting provisions of such plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.
There were no stock options granted during the years ended December 31, 2021 and 2020.
The fair value of the stock options granted in 2019 was estimated using the Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. The fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2019
Expected volatility	37.0%
Expected dividend yield	0.0%
Expected term in years	6.0
Risk free rate	2.55%
Expected forfeiture rate	0.0%
The options outstanding at December 31, 2021, 2020 and 2019 had no intrinsic value, a weighted-average remaining contractual life of 7.0 years, and a weighted-average exercise price of $111.90, as adjusted for the Reverse Stock Split. A summary of the Company’s stock option transactions for the years ended December 31, 2021, 2020, and 2019 is as follows, as adjusted for the Reverse Stock Split:

	Outstanding Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2021
Shares	9,816	—	—	—	9,816	6,479
Weighted average price	$112	$—	$—	—	$112	$112
December 31, 2020
Shares (1)	9,816	—	—	—	9,816	3,272
Weighted average price	$112	$—	$—	—	$112	$112
December 31, 2019
Shares (1)	—	9,816	—	—	9,816	—
Weighted average price	$—	112	$—	—	$112	$—
(1)Amounts for 2019 have been adjusted to reflect the 1-for-15 Reverse Stock Split. See "Note 2- Summary of Significant Accounting Policies."
At December 31, 2021, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 0.1 years. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $0.1 million, $0.1 million, and $0.1 million in the years ended December 31, 2021, 2020, and 2019, respectively.
Restricted Stock Units
Restricted stock units ("RSUs") may be granted to members of the Company’s Board of Directors as part of their compensation. Awards have a vesting period of one year. Compensation expense is recognized over the vesting period on a straight-line basis. The fair value of RSUs is the market close price of the Company’s common stock on the date of the grant. In fiscal years 2021 and 2019, 9,954 and 3,980 RSUs were issued with a weighted average grant date fair value per share of $52.75 and $56.40, respectively, and had intrinsic values of $0.5 million and $0.2 million on the date of grant, respectively. In the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, the RSUs granted in 2021 became fully vested. There were no RSUs granted in fiscal 2020.
Restricted Stock Awards
Restricted stock awards (“RSAs”) entitle the holder to receive shares of the Company’s common stock as the awards vest. RSAs are considered outstanding at the time of grant since the holders thereof are entitled to dividends, upon vesting, and voting rights. Grants of restricted stock awards are classified as time-based, performance-based, or market-based, depending on the vesting criteria of the award.

Time-Based Restricted Stock Awards
Time-based RSAs generally vest over three to five years unless the award is subject to certain accelerated vesting requirements. The fair value of time-based RSAs is based on the closing price of the Company’s common stock on the date of grant. Compensation expense for time-based RSAs is recognized over the vesting period on a straight-line basis, net of actual forfeitures. A summary of time-based restricted stock awards’ activity, as adjusted for the Reverse Stock Split, is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	57,705	$185.42
Granted	22,449	67.31
Forfeited/Cancelled	(14,031)	168.66
Vested	(25,717)	192.83
Non-vested shares at December 31, 2019	40,406	$121.95
Forfeited/Cancelled	(6,726)	140.00
Vested	(20,388)	118.45
Non-vested shares at December 31, 2020	13,292	$117.90
Granted	51,982	32.66
Forfeited/Cancelled	(3,080)	111.67
Converted to Time-Based	78,182	40.18
Vested	(15,242)	85.43
Non-vested shares at December 31, 2021	125,134	$35.64
Performance-Based Restricted Stock Awards
Vesting of performance-based stock awards ("PSUs") is dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety one to three years from the date of the grant. Compensation expense for performance-based restricted stock awards is recognized over the performance period and is based on the probability of achievement of the performance condition. Expense is recognized net of actual forfeitures.

During the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, all outstanding performance- based stock based awards were converted to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. These modifications were accounted for as equity award modifications under ASC Topic 718. There was no incremental stock-based expense based on the fair value of the modified awards. There were no PSUs outstanding at December 31, 2021. A summary of performance-based restricted stock awards’ activity, as adjusted for the Reverse Stock Split, is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	31,972	$184.54
Granted	8,878	56.40
Forfeited/Cancelled	(18,863)	179.14
Vested	(2,587)	170.25
Non-vested shares at December 31, 2019	19,400	$123.79
Forfeited/Cancelled	(12,005)	144.18
Non-vested shares at December 31, 2020	7,395	$94.34
Granted	60,618	36.42
Forfeited/Cancelled	(2,647)	162.00
Converted to Time-Based	(65,366)	37.62
Non-vested shares at December 31, 2021	—	$—
Market-Based Restricted Stock Awards
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of the Company’s common stock.
During the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, the Company granted certain employees market-based restricted stock awards. The shares were issued in three tranches that vest if the Company’s stock price closes at or above an established threshold for each tranche for fifteen consecutive trading days within five years of the date of the grant. Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold and was estimated by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.
During the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, all previously outstanding market-based stock based awards were converted to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. These modifications were accounted for as equity award modifications under ASC Topic 718. There was no incremental stock-based expense based on the fair value of the modified awards. A summary of market-based restricted stock awards’ activity, as adjusted for the Reverse Stock Split, is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2019	—	$—
Granted	12,816	72.58
Non-vested shares at December 31, 2019	12,816	$72.58
Granted	—	—
Non-vested shares at December 31, 2020	12,816	$72.58
Granted	188,411	28.20
Converted to Time-Based	(12,816)	72.58
Non-vested shares at December 31, 2021	188,411	$28.20
The Company recognized $2.8 million, $1.7 million, and $2.5 million in stock-based compensation expense during fiscal years 2021, 2020 and 2019, respectively, that is primarily associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense is $7.6 million at December 31, 2021. If all awards granted are earned, the Company expects this expense to be recognized over a five-year period for market-based RSAs and a three-year period for time-based RSAs. There were no performance-based RSAs outstanding at December 31, 2021.

12. Income Taxes
The (benefit) provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$3	$(71)
State	583	386	443
Deferred:
Federal	—	—	76
(Benefit) Provision for income taxes	$583	$389	$448
The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rates	$26,496	$(61,946)	$(7,472)
State income tax benefit, net of federal effects	3,814	(7,592)	(548)
Change in deferred tax asset valuation allowance	(31,819)	69,139	7,478
Other	2,092	788	990
(Benefit) Provision for income taxes	$583	$389	$448
The effective tax rate for fiscal year 2021 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2021 other permanent tax differences include $0.4 million of stock compensation shortfalls and $0.4 million of Section 162(m) compensation limitation and $1.2 million of loss on settlement of backstop. The valuation allowance recorded as of fiscal year 2021 was $88.0 million, which decreased from the prior year by $31.8 million due to current year activity.
The effective tax rate for fiscal year 2020 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and State of South Carolina income tax in the amount of $0.4 million for the gain recognized on the foreclosure of a Fannie Mae property and accounts for the majority of the Company’s current state tax expense. The fiscal year 2020 other permanent tax differences include $0.4 million of stock compensation shortfalls and $0.3 million of Section 162(m) compensation limitation. The valuation allowance recorded as of December 31, 2020 was $119.8 million, which had increased from the prior year by $69.1 million due to current year activity.
The effective tax rate for fiscal year 2019 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The fiscal year 2019 other permanent tax differences include $0.7 million of stock compensation shortfalls and $0.4 million of Section 162(m) compensation limitation.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Lease liabilities	$590	$200
Net operating loss carryforward	73,605	66,369
Compensation costs	2,446	2,888
Depreciation and amortization	—	42,999
Other	12,252	8,338
Total deferred tax assets	88,893	120,794
Deferred tax asset valuation allowance	(88,019)	(119,838)
Total deferred tax assets, net	874	956
Deferred tax liabilities:
Operating lease right-of-use assets	(501)	(956)
Depreciation and amortization	(373)	—
Total deferred tax liabilities	(874)	(956)
Deferred taxes, net	$—	$—
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A significant component of objective evidence evaluated was the cumulative losses before income taxes incurred by the Company over the past several fiscal years. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that the Company were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period of such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
The CARES Act contains beneficial provisions to the Company, including the deferral of certain employer payroll taxes and the acceleration of the alternative minimum tax credit refunds. Additionally, on December 27, 2020, the Consolidated Appropriations Act was enacted providing that electing real property trades or business electing out of Section 163(j)(7)(B) will apply a 30 year ADS life to residential real property placed in service before January 1, 2018. This property had historically been assigned a 40 year ADS life under the Tax Cuts and Jobs Act of 2017 ("TJCA"). The effects were reflected in the tax provision for the year ended December 31, 2020 through an adjustment to deferred temporary differences.
As of December 31, 2021 and 2020, the Company has federal and state net operating loss ("NOL") carryforwards of $303.0 million and $252.1 million and related deferred tax assets of $63.6 million and $12.3 million, respectively. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2021 to 2041. Federal NOLs generated in fiscal 2018 and beyond currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.

In general, utilization of the net operating loss carryforwards are subject to a substantial annual limitation due to ownership changes that occur or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes limit the amount of NOL carryforwards that can be utilized annually to offset taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.
The Company had a change in ownership as defined by Section 382 of the Code on November 3, 2021. The Company has completed initial analysis of the annual Section 382 limitation and determined the annual utilization of its tax attributes is limited substantially, including consideration of net unrealized built-in gains on the Company’s assets resulting in an increase in the Section 382 limit over the five-year recognition period. Tax attributes to which the annual Section 382 limitation would apply include net operating losses generated prior to the ownership change. The Company maintains a valuation allowance in all jurisdictions where the NOL carryovers are present.
A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2021, 2020 and 2019 is presented below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance, January 1	$5,433	$6,789	$4,644
Gross increases – tax positions in prior period	—	388	2,468
Gross decreases – tax positions in prior period	(3,050)	(1,744)	—
Lapse of statute of limitations	—	—	(323)
Ending balance, December 31	$2,383	$5,433	$6,789
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its consolidated financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2021, the Company has unrecognized tax benefits of $2.4 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2021 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2021, the Company is generally no longer subject to U.S. federal tax examinations for tax years prior to 2018 and state tax examinations for tax years prior to 2017 with limited exceptions for net operating losses from 2013 forward.

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

14. Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$78,691	$78,691	$17,885	$17,885
Restricted cash	4,882	4,882	4,982	4,982
Notes payable, excluding deferred loan costs	687,312	636,836	915,779	846,134

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
Operating Lease Right-Of-Use Assets: The Company recorded non-cash impairment charges to operating lease right-of-use assets, net of $7.5 million for the year ended December 31, 2020.  The fair values of the right-of-use assets were estimated, using Level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio of 1.1. The range of discount rates utilized was 7.7% to 10.3%, depending upon the property type and geographical location of the respective community.  See “Note 3- Impairment of Long-Lived Assets.”
Property and Equipment, Net: During the years ended December 31, 2021 and 2020, the Company evaluated property, plant and equipment, net for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.
During the year ended December, 31, 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net. The fair value of the impaired assets was $14.0 million at December 31, 2021. The fair value of the property and equipment, net of this community was primarily determined utilizing an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%.
During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $34.3 million to property and equipment, net. The fair value of the impaired assets was $10.5 million, $12.5 million and $2.8 million at March 31, 2020, September 30, 2020 and December 31, 2020, respectively.  At March 31, 2020, the fair values of the property and equipment, net of these communities were primarily determined utilizing the cost approach, which determines the current replacement cost of the property being appraised and then deducts for the loss in value caused by physical deterioration, functional obsolescence and economic obsolescence the amount required to replace the asset as if new and adjusts to reflect usage.  At September 30, 2020 and December 31, 2020, the fair value of the property and equipment, net were primarily determined utilizing a discounted cash flow approach considering stabilized facility operating income and market capitalization rates of 7.25% and 8.25%, respectively. All of the aforementioned fair value measurements are considered Level 3 measurements within the valuation hierarchy.
The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

15. Allowance for Doubtful Accounts
The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$6,113	$8,643	$6,793
Provision for bad debts, net of recoveries	1,251	2,883	3,765
Write-offs and other (1)	(2,641)	(5,413)	(1,915)
Balance at end of year	$4,723	$6,113	$8,643
(1)For the year ended December 31, 2020 write-offs and other includes $1.7 million for the 18 properties in the process of transitioning legal ownership back to Fannie Mae, $0.1 million for the termination of the Welltower Master Lease Agreements and $0.5 million for the termination of the Healthpeak Master Lease Agreements.
Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of inherent losses at the balance sheet date.

16. Leases
As of December 31, 2021, the Company has operating leases for equipment as well as financing leases for certain vehicles.
As of December 31, 2020, the Company leased 12 senior housing communities from certain real estate investment trusts (“REITs”) all of which the applicable master lease agreements terminated on that date. Under these facility lease agreements, the Company was responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases included contingent rent increases when certain operational performance thresholds were surpassed, at which time the right-of-use assets and lease liability would have been remeasured. On December 31, 2020, the Company exited all of the Company’s lease agreements for senior housing communities. See “Note 4- Significant Transactions.”
A summary of operating and financing lease expense (including the respective presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss)) and cash flows from leasing transactions for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
Operating Leases	2021	2020
Facility lease expense	$—	$28,109
General and administrative expenses	113	541
Operating expenses, including variable lease expense of $0.1 million and $5.9 million, respectively	122	7,097
Total operating lease costs	235	35,747
Operating lease expense adjustment	122	23,899
Operating cash flows from operating leases	$357	$59,646
As of December 31, 2021, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 6.5% and 2.4 years, respectively. As of December 31, 2020, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 6.2% and 2.4 years, respectively. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

	Years Ended December 31,
Financing Leases	2021	2020
Depreciation and amortization	$103	$134
Interest expense: financing lease obligations	18	32
Total financing lease costs	121	166
Operating cash flows from financing leases	18	134
Financing cash flows from financing leases	103	32
Total cash flows from financing leases	$121	$166
As of December 31, 2021, the weighted average discount rate and average remaining lease term of the Company's financing leases was 6.6% and 3.0 years, respectively. As of December 31, 2020, the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.0% and 3.0 years, respectively. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.
The aggregate amounts of future minimum lease payments recognized on the Consolidated Balance Sheet as of December 31, 2021 are as follows (in thousands):

Years Ended December 31,	Operating Leases	Financing Leases
2022	$182	$121
2023	73	116
2024	31	37
2025	2	34
2026	—	11
Total	$288	$319
Less: Amount representing interest (present value discount)	(14)	(27)
Present value of lease liabilities	$274	$292
Less: Current portion of lease liabilities	(171)	(107)
Lease liabilities, net of current portion	$103	$185

17. Subsequent Events
Acquisition of Indiana Communities
On February 1, 2022, subsequent to year end, the Company completed the acquisition of two senior living communities located in Indiana for a purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The acquisition price was funded with cash on hand.
2022 Mortgage Refinance
In March 2022, subsequent to year end, the Company completed the refinancing of certain existing mortgage debt. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. The initial term loan and the delayed loans, if advanced, are collateralized by substantially all of the assets of ten of the Company’s communities. In addition, the Company provided a limited payment guaranty for 33% that reduces to 25% and then to 10% of the then outstanding balance of the Refinance Facility based upon the achievement of certain financial covenants maintained over a certain time period (as defined in the Limited Payment Guaranty). The Limited Payment Guaranty requires the Company to maintain certain covenants (as defined in the Limited Payment Guaranty) including maintaining a Tangible Net Worth of $150 million and Liquidity of no less than $13 million (inclusive of a $1.5 million debt service reserve fund provided at the closing of the Refinance Facility).

The Refinance Facility matures in four years with an optional one-year extensions if certain financial performance metrics and other customary conditions are maintained. The Refinance Facility carries an initial interest rate of one-month SOFR plus 3.50%, subject to a SOFR floor of 0.25% and a lower SOFR spread of 3.25% or 3.00% if the Company achieves and maintains certain financial covenants. The Refinancing Facility requires that the Company purchase and maintain an interest cap facility that provides for an interest cap of 4.5% during the term of the Refinancing Facility (that may be purchased in one-year terms). Such interest cap is required to be in place by no more than 90 days after the closing date of the Refinance Facility. Management believes that this requirement will be met within the timeframe defined in the Refinance Facility.
In accordance with ASC 470, the Company has classified $51.6 million of notes payable previously scheduled to mature in the year ended December 31, 2022 in notes payable, net of deferred loan costs and current portion on the Consolidated Balance Sheet at December 31, 2021.
Acceptance of Provider Relief Fund Grant

On April 13, 2022, the Company accepted $9.1 million of cash for grants from the Provider Relief Fund’s Phase 4 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19. The CARES Act Phase 4 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act.