Form 10-Q
period 2022-03-31
SONIDA SENIOR LIVING, INC.
filed 2022-05-23
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 1-13445
Sonida Senior Living, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2678809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16301 Quorum Drive, Suite 160A, Addison, TX	75001
(Address of principal executive offices)	(Zip code)
(972) 770-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	SNDA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☐     No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 30, 2022, the Registrant had 6,755,938 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended March 31, 2022

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022, and also include the following:

•the impact of COVID-19, including the actions taken to prevent or contain the spread of COVID-19, the transmission of its highly contagious variants and sub-lineages and the development and availability of vaccinations and other related treatments, or another epidemic, pandemic or other health crisis;
•the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt financings or refinancings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities;
•increases in market interest rates that increase the cost of our debt obligations;
•increased competition for, or a shortage of, skilled workers, including due to the COVID-19 pandemic or general labor market conditions, along with wage pressures resulting from such increased competition, low unemployment levels, use of contract labor, minimum wage increases and/or changes in overtime laws;
•the Company’s ability to obtain additional capital on terms acceptable to it;
•the Company’s ability to extend or refinance its existing debt as such debt matures;
•the Company’s compliance with its debt agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs;
•the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all;
• the risk of oversupply and increased competition in the markets which the Company operates;
•the Company’s ability to improve and maintain controls over financial reporting and remediate the identified material weakness discussed in Item 4 of this Quarterly Report on Form 10-Q;
•the departure of the Company’s key officers and personnel;
•the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes;
•risks associated with current global economic conditions and general economic factors such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits, and insurance, interest rates, and tax rates; and
•changes in accounting principles and interpretations.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or outcomes that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$48,634	$78,691
Restricted cash	3,982	4,882
Accounts receivable, net	4,502	3,983
Property tax and insurance deposits	3,946	6,666
Prepaid expenses and other	7,665	9,328
Total current assets	68,729	103,550
Property and equipment, net	627,844	621,199
Other assets, net	6,808	3,803
Total assets	$703,381	$728,552
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expense	$48,528	$46,194
Current portion of notes payable, net of deferred financing costs	43,851	69,769
Deferred income	3,527	3,162
Federal and state income taxes payable	850	599
Other current liabilities	778	758
Total current liabilities	97,534	120,482
Notes payable, net of deferred financing costs and current portion	627,170	613,342
Other liabilities	220	288
Total liabilities	724,924	734,112
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding	41,250	41,250
Shareholders’ deficit:
Preferred stock $0.01 par value per share; 15,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value per share; 15,000 shares authorized; 6,665 and 6,634 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	67	66
Additional paid-in capital	296,475	295,781
Retained deficit	(359,335)	(342,657)
Total shareholders’ deficit	(62,793)	(46,810)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$703,381	$728,552
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Resident revenue	$50,834	$45,202
Management fees	628	1,186
Community reimbursement revenue	7,022	15,260
Total revenues	58,484	61,648
Expenses:
Operating expenses	41,929	36,758
General and administrative expenses	6,445	7,187
Stock-based compensation expense	1,828	166
Depreciation and amortization expense	9,578	9,283
Community reimbursement expense	7,022	15,260
Total expenses	66,802	68,654
Other income (expense):
Interest income	1	4
Interest expense	(7,603)	(9,374)
Gain (loss) on extinguishment of debt	(641)	46,999
Loss on disposition of assets, net	—	(421)
Other income	137	8,705
Income (loss) before provision for income taxes	(16,424)	38,907
Provision for income taxes	(254)	(63)
Net income (loss)	(16,678)	38,844
Dividends on Series A convertible preferred stock	(1,133)	—
Net income (loss) attributable to common stockholders	$(17,811)	$38,844

Weighted average common shares outstanding — basic	6,341	2,058
Weighted average common shares outstanding — diluted	6,341	2,066

Basic net income (loss) per common share	$(2.81)	$18.87
Diluted net income (loss) per common share	$(2.81)	$18.80

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance at December 31, 2020	2,084	$21	$188,978	$(468,264)	$(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—
Stock-based compensation	—	—	166	—	166
Net income	—	—	—	38,844	38,844
Balance at March 31, 2021	2,182	$22	$189,143	$(429,420)	$(240,255)

Balance at December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Stock-based compensation	31	1	1,827	—	1,828
Net loss	—	—	—	(16,678)	(16,678)
Balance at March 31, 2022	6,665	$67	$296,475	$(359,335)	$(62,793)
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(16,678)	$38,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,578	9,283
Amortization of deferred financing charges	244	358
Deferred income	365	(244)
Operating lease expense adjustment	(55)	(264)
Loss on disposition of assets, net	—	421
(Gain) loss on extinguishment of debt	641	(46,999)
Provision for bad debts	106	365
Stock-based compensation expense	1,828	166
Changes in operating assets and liabilities:
Accounts receivable	(625)	1,528
Property tax and insurance deposits	2,720	3,187
Prepaid expenses and other	1,633	1,876
Other assets	(1,333)	(332)
Accounts payable and accrued expenses	1,700	(5,235)
Federal and state income taxes receivable/payable	251	210
Deferred resident revenue	—	143
Other current liabilities	26	(43)
Net cash provided by operating activities	401	3,264
Cash flows from investing activities:
Acquisition of new communities	(12,342)	—
Capital expenditures	(5,582)	(2,108)
Net cash used in investing activities	(17,924)	(2,108)
Cash flows from financing activities:
Proceeds from notes payable	80,000	1,148
Repayments of notes payable	(90,579)	(3,406)
Cash payments for financing lease and financing obligations	—	(17)
Dividends paid to Series A preferred stockholders	(718)	—
Deferred financing costs paid	(2,137)	—
Net cash used in financing activities	(13,434)	(2,275)
Decrease in cash and cash equivalents and restricted cash	(30,957)	(1,119)
Cash, cash equivalents and restricted cash at beginning of period	83,573	22,867
Cash, cash equivalents and restricted cash at end of period	$52,616	$21,748

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$7,076	$7,740
Income taxes	$3	$3
Non-cash investing and financing activities
Dividends payable to Series A preferred stockholders	$1,133	$—
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc., a Delaware corporation, is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. As used herein, the “Company,” “we,” “us,” or “our” refers to Sonida Senior Living, Inc. and its subsidiaries). The Company owns, operates, develops and manages senior housing communities throughout the United States. As of March 31, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 62 senior housing communities that the Company owned and 14 communities that the Company managed on behalf of third parties. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of March 31, 2022 and December 31, 2021, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2022 and 2021.

Reclassification

Certain amounts previously reflected in the prior year condensed consolidated balance sheet have been reclassified to conform to our March 31, 2022 presentation. The condensed consolidated balance sheet as of December 31, 2021 reflects reclassifying “operating lease right-of-use assets, net” to “other assets, net.” “Accounts payable” and “accrued liabilities” have been combined into one line. “Current portion of lease liabilities” and “customer deposits” were combined into “other current liabilities.” “Lease liabilities, net of current portion” has been reclassified as “other liabilities.” These reclassifications had no effect on the previously reported total current assets, total assets, current liabilities or total liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; and depreciation and amortization including determination of estimated useful lives. Actual results could differ from those estimates.
2. Significant Accounting Policies and Recently Issued Accounting Standards
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

The following table sets forth the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$48,634	$16,766
Restricted cash	3,982	4,982
Total cash, cash equivalents, and restricted cash	$52,616	$21,748
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. There were no impairments of long-lived assets during the three months ended March 31, 2022 or 2021.
In evaluating our investments for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses.
Upon the acquisition of new communities accounted for as an acquisition of an asset, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property and associated transaction costs are capitalized. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities.
Revenue Recognition
Resident revenue primarily consists of fees for basic housing and certain support services provided to residents which are accounted for under GAAP in accordance with lease accounting standards. The Company's residency lease agreements are generally short term in nature, with durations of one year or less, and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise. Resident leases do not contain purchase options or require significant assumptions or judgments. Resident fees are billed monthly in advance. Basic housing and certain support services revenue is recorded when services are rendered and amounts are billable to residents in the period in which the rental and other services are provided. At March 31, 2022 and December 31, 2021, the Company had contract liabilities for deferred fees paid by its residents prior to the month that housing and support services were to be provided totaling approximately $2.7 million and $2.3 million, respectively, which are included as a component of deferred income within current liabilities.
Revenue for certain ancillary services is recognized as services are provided to customers and includes fees for certain services, such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears and are included as a component of resident revenue.
Other operating revenue generally includes nonrecurring state grants and is included as a component of resident revenue as earned.
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At March 31, 2022 and December 31, 2021, the Company had contract liabilities for deferred community fees totaling approximately $0.9 million and $0.8 million, respectively, which are included as a component of deferred income within current liabilities.

The Company has management agreements whereby it manages certain communities on behalf of third party owners under a contract that provides for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue.” The related costs are included in “community reimbursement expense.” Although these costs are funded by the community owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.1 million and $4.7 million at March 31, 2022, and December 31, 2021, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

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
The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including among other factors, potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums and/or estimated litigation costs. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, it is possible the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2022 and 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. As of December 31, 2021, the Company had a three-year cumulative net operating loss for its U.S. operations and is subject to annual operating loss utilization limits and accordingly, has provided a full valuation allowance on its U.S. and state net deferred tax assets.  The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
Redeemable Preferred Stock

The Company evaluates the classification of redeemable preferred stock based on the instrument’s specific terms and rights. Perpetual convertible preferred stock which can be converted to common stock outside of the Company’s control is classified as mezzanine equity, outside of the stockholders’ deficit section, and recorded at the maximum liquidation or conversion amount. Dividends on redeemable preferred stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. During the year ended December 31, 2021, the Company issued 41,250 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We may also be required to enter into interest rate derivative instruments in compliance with debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of March 31, 2022 and December 31, 2021, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings in interest expense.
Net Income (Loss) Per Common Share
Basic income (loss) per share is computed by dividing net income (loss) less distributions to participating securities using the two-class method and preferred stock dividends, including redeemable preferred stock classified as mezzanine equity, divided by the weighted average number of shares of common stock outstanding. Under the two-class method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and Series A Preferred Stock (on an if-converted basis) to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the Series A Preferred Stock have no obligation to fund losses.
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of instruments convertible into common stock, stock options, stock-based compensation awards and warrants. The Company analyzes the potential dilutive effect of convertible instruments under the “if-converted” method, in which it is assumed that the instruments convert into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Dilutive securities are excluded from the calculation of diluted income per share if the effect would be anti-dilutive.

Concentration of Credit Risk and Business Risk

Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of the COVID-19 pandemic, which has and may continue to adversely affect our business, financial condition and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology non-lease revenue credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.
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

3. Property and Equipment, net
The following is a summary of our property and equipment, net as of March 31, 2022 and December 31, 2021 (in thousands):

	Asset Lives	March 31, 2022	December 31, 2021
Land		$47,598	$46,069
Land improvements	5 to 20 years	19,305	19,146
Buildings and building improvements	10 to 40 years	825,195	814,035
Furniture and equipment	5 to 10 years	54,247	52,602
Automobiles	5 to 7 years	2,679	2,662
Assets under financing leases and leasehold improvements (1)		2,287	2,276
Construction in progress		1,905	392
Total property and equipment, net		953,216	937,182
Less accumulated depreciation and amortization		(325,372)	(315,983)
Total property and equipment, net		$627,844	$621,199
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.3 million of financing lease right-of-use assets, net of accumulated amortization, as of both March 31, 2022 and December 31, 2021.
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The acquisition price was funded with cash on hand.

4. Notes Payable
Notes payable consists of the following (in thousands):

	Maturity Dates	March 31, 2022	December 31, 2021
Fixed mortgage notes payable	2022 to 2045	$543,593	$592,997
Variable mortgage notes payable	2026 to 2029	130,127	88,711
Notes payable - insurance	2022	1,532	3,483
Notes payable - other	2023	2,121	2,121
Total notes payable		$677,373	$687,312
Less: deferred financing costs, net		6,352	4,201
Total notes payable, net		$671,021	$683,111
Less: current portion		43,851	69,769
Total long-term notes payable, less current portion		$627,170	$613,342
The following schedule summarizing our notes payable as of March 31, 2022 (in thousands):

Principal payments due in:
2022	$42,391
2023	14,452
2024	152,155
2025	194,285
2026	75,919
Thereafter	198,171
Total notes payable, excluding deferred financing costs	$677,373

As of March 31, 2022, our fixed mortgage notes interest rates range from 3.6% to 6.3%. Our variable mortgage notes are based on one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of March 31, 2022, one-month LIBOR and one-month SOFR was 0.44% and 0.29%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of March 31, 2022, we had property and equipment with a net carrying value of $603.8 million that is secured by outstanding notes payable.
2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility based upon achieving certain financial covenants maintained over a certain time period As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining a Tangible Net Worth of $150 million and Liquid Assets of at least $13 million (inclusive of a $1.5 million debt service reserve fund provided by the Company at the closing of the Refinance Facility).
The Refinance Facility also requires the financial performance of the ten communities to achieve certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. We can provide no assurance that any future financial covenants will be met. The Loan Agreement requires the establishment of a debt service reserve fund with a defined balance of $1.5 million (included in Liquid Assets) that may be released based upon terms described in the Loan Agreement. The reserve fund is included in our “other assets.”
The Refinancing Facility requires that the Company purchase and maintain an interest rate cap facility during the term of the Refinancing Facility. The Company is in process of obtaining the interest rate cap facility in compliance with the lender’s requirements.

The Company incurred costs related to the Refinance Facility of $2.1 million that are included in deferred financing costs at March 31, 2022.
The financing transaction generated a loss on refinancing of notes payable of $0.6 million which is included in loss on extinguishment of debt for the three months ended March 31, 2022.
Transactions Involving Certain Fannie Mae Loans

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with the Federal National Mortgage Association (“Fannie Mae”). In July 2020, the Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

As a result of the events of default and receivership order, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer has control of the properties in accordance with GAAP. Accordingly, the Company derecognized the net carrying value of the properties and related assets from the financial statements and recorded a loss from the forbearance. The Company continued to recognize the related debt and liabilities until the debts are formally released. When these debts are formally released, the net carrying value of the debts is derecognized and a gain on extinguishment of debt is recognized. During the three months ended March 31, 2021, Fannie Mae completed the transition of legal ownership of three of the Company's properties and the Company recorded a $47.0 million gain on extinguishment of this debt.

As of March 31, 2022, two properties remain for which the legal ownership has not been transferred back to Fannie Mae. At both March 31, 2022 and December 31, 2021, the Company included $32.0 million in outstanding debt in current portion of notes payable, net of deferred financing costs. As March 31, 2022 and December 31, 2021, accrued interest related to the remaining two properties was $3.4 million and $2.7 million, respectively. As of March 31, 2022 and December 31, 2021, the Company did not manage these properties (or any properties) on behalf of Fannie Mae. Except for the non-compliance with Fannie Mae mortgages for the two remaining properties expected to transition back to Fannie Mae, as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at March 31, 2022.
5. Redeemable Preferred Stock

In 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and in accordance with GAAP is classified as mezzanine equity, outside the stockholders’ deficit section, on our condensed consolidated balance sheets. The Series A Preferred Stock was initially recorded at fair value upon issuance in 2021, net of issuance costs. The holders of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. It is deemed probable that the Series A Preferred Stock could be redeemed for cash, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of March 31, 2022 and December 31, 2021, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered as perpetual.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends are guaranteed and may be paid in cash or in additional liquidation preference to the shares of Series A Preferred Stock at the discretion of the Company’s Board of Directors. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which is included in accounts payable and accrued expense. The cash dividend was paid in April 2022.

6. Revenue
Revenue for the three months ended March 31, 2022 and 2021 are comprised of the following components (in thousands):

	Three Months Ended March 31,
	2022	2021
Housing and support services	$49,438	$44,441
Community fees	453	411
Ancillary services	254	350
Other operating revenue	689	—
Resident revenue	50,834	45,202
Management fees	628	1,186
Community reimbursement revenue	7,022	15,260
Total revenue	$58,484	$61,648
Ancillary services, community fees, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
7. Stock-Based Compensation
During the three months ended March 31, 2022, the Company granted market-based restricted stock awards. The shares were issued in three tranches that vest if the Company’s stock price closes at or above an established threshold for each tranche for 90 consecutive trading days within five years of the date of the grant. Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold and was estimated by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.
Grants of market-based restricted stock awards were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value (in thousands)
Three months ended March 31, 2022	30,039	$25.17	$756
There was no other stock-compensation activity that occurred during the three months ended March 31, 2022. The Company recognized $1.8 million and $0.2 million in stock-based compensation expense for the three months ended March 31, 2022 and March 31, 2021, respectively.
8. Commitments and Contingencies
As of March 31, 2022, we had contractual commitments of $5.8 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2022.
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to deductibles, normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material impact on the consolidated financial statements of the Company.
9. Related Party Transactions
As of March 31, 2022, affiliates of Conversant Capital LLC owned approximately 57% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). Series A Preferred Stock dividend declared, all recognized to additional paid in capital was $1.1 million for the three months ended March 31, 2022. Dividends of $0.7 million were paid on the Series A Preferred Stock during the three months ended March 31, 2022. There was no corresponding amounts for the three months ended March 31, 2021.

10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of March 31, 2022, we had an interest rate cap with an aggregate notional value of $50.3 million, a strike rate of 4.0%. The interest rate cap terminates in 2024. The fair value and net book value related to this cap were insignificant.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable, excluding deferred financing costs	$677,373	$660,524	$687,312	$636,836
We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
The fair value of notes payable, excluding deferred financing costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in the accounting standards codification.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the year ended December, 31, 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net. The fair value of the impaired assets was $14.0 million at December 31, 2021. The fair value of the property and equipment, net of this community was primarily determined utilizing an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. There are no impairment losses for the year ended March 31, 2022.
11. Subsequent Event
In April 2022, the Company accepted $9.1 million of cash for grants from the Provider Relief Fund’s Phase 4 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related expenses or lost revenues attributable to COVID-19. The CARES Act Phase 4 funds are grants that do not have to be repaid provided the Company satisfies the terms and conditions of the CARES Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 15, 2022. Actual results may differ materially from those projected in such statements as a result of such risks, certainties and other factors.
Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to our critical accounting policies since December 31, 2021.

Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2022 and 2021, and (ii) liquidity and capital resources of the Company.
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
As of March 31, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 62 owned senior housing communities and 14 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to experience the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of March 31, 2022, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $1.0 million, respectively, in direct costs related to the COVID-19 pandemic.
In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. The Phase 3 Provider Relief Funds were recorded as other income in the three months ended March 31, 2021. The Phase 4 Provider Relief Funds will be recorded in the second quarter of 2022. The CARES Act Phase 3 and Phase 4 funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half will become due on December 31, 2022. At March 31, 2022, the Company had $3.7 million in deferred payroll taxes, which is included in accrued expenses.
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
Significant Financial and Operational Highlights
Operations
Weighted average occupancy for the three months ended March 31, 2022 and 2021 for the 60 communities owned during both periods was 82.3% and 75.5%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the three months ended March 31, 2022 was higher by 320 basis points when compared to the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

Acquisition of Indiana Communities
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The acquisition price was funded with cash on hand.
2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility if the Company achieves certain financial covenants maintained over a certain time period. As defined and required in the Limited Payment Guaranty, The Company is required to maintain certain covenants including maintaining Tangible Net Worth of $150 million and Liquid Assets of at least $13 million (inclusive of a $1.5 million debt service reserve fund provided by The Company at the closing of the Refinance Facility).
The Refinance Facility carries an initial interest rate of one-month SOFR plus 3.50%, subject to a SOFR floor of 0.25% and a lower margin spread of 3.25% or 3.00% if the Company achieves and maintains certain financial covenants. The Refinance Facility also requires the financial performance of the ten communities to achieve certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. We can provide no assurance that future financial covenants will be met. The Loan Agreement requires the establishment of a debt service reserve fund with a defined balance of $1.5 million (included in Liquid Assets) that may be released based upon terms described in the Loan Agreement. This reserve fund is included in our “other assets.”
The Refinancing Facility requires that the Company purchase and maintain an interest rate cap facility during the term of the Refinancing Facility. The Company is in process of obtaining the interest rate cap facility in compliance with the lender’ requirement.

Results of Operations
Three months ended March 31, 2022 as compared to three months ended March 31, 2021
Revenues
Resident revenue for the three months ended March 31, 2022, was $50.8 million as compared to $45.2 million for the three months ended March 31, 2021, an increase of $5.6 million, or 12%. The increase in revenue was primarily due to increased occupancy, increased average rent rates and the acquisition of two new communities in early 2022.
Management fee revenue for the three months ended March 31, 2022, decreased by $0.6 million as compared to the three months ended March 31, 2021, primarily as a result of managing fewer communities in 2022.
Community reimbursement revenue for the three months ended March 31, 2022, was $7.0 million as compared to $15.3 million for the three months ended March 31, 2021, a decrease of $8.3 million. The decrease was primarily a result of transitioning 15 Fannie Mae communities to other operators in 2021.
Expenses
Operating expenses for the three months ended March 31, 2022, were $41.9 million as compared to $36.8 million for the three months ended March 31, 2021, an increase of $5.1 million. The increase is primarily due to a $3.2 million increase in labor and employee-related expenses, including premium labor, and a $1.9 million increase in all other operating expenses.
General and administrative expenses for the three months ended March 31, 2022, were $6.4 million as compared to $7.2 million for the three months ended March 31, 2021, a decrease of $0.8 million. This decrease is primarily due to decreased labor and employee-related expenses.
Community reimbursement expense for the three months ended March 31, 2022 was $7.0 million as compared to $15.3 million for the three months ended March 31, 2021, a decrease of $8.3 million. The decrease was primarily a result of transitioning 15 Fannie Mae communities to other operators in 2021.
Interest expense for the three months ended March 31, 2022 was $7.6 million as compared to $9.4 million for the three months ended March 31, 2021, a decrease of $1.8 million primarily due to lower overall borrowings in 2022. Notes payable decreased $192.7 million from March 31, 2021 to March 31, 2022.
Loss on extinguishment of debt for the three months ended March 31, 2022 was $0.6 million as compared to a gain on extinguishment of debt of $47.0 million for the three months ended March 31, 2021, a decrease of $47.6 million. The 2022 loss relates to the refinancing of debt. The 2021 gain related to the derecognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of four communities to Fannie Mae, the holder of the related non-recourse debt.
Other income for the three months ended March 31, 2022 was $0.1 million as compared to other income for the three months ended March 31, 2021 of $8.7 million. The 2021 amount reflects cash received for the Phase 3 General Distribution of the CARES Act for healthcare-related expenses or lost revenues attributable to COVID-19.

Cash Flow Analysis
Three months ended March 31, 2022 as compared to three months ended March 31, 2021
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2022 was $0.4 million as compared to $3.3 million for the three months ended March 31, 2021, a decrease of $2.9 million primarily a result of the $8.7 million CARES Act funding received in the first quarter of 2021 that was not received in the first quarter of 2022, and decreased cash inflows from operations in 2022 as compared to 2021. We received $9.1 million in CARES Act funding in April 2022.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2022 was $17.9 million as compared to $2.1 million for the three months ended March 31, 2021 and primarily results from ongoing capital improvements and refurbishments at existing communities and, for 2022, the acquisition of two new communities.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2022 was $13.4 million and primarily results from repayments of notes payable and deferred financing costs paid, net of proceeds from notes payable, of $12.7 million, related to our 2022 debt refinancing and $0.7 million of dividends paid to Series A Preferred Stockholders. The net cash used in financing activities for the three months ended March 31, 2021 was $2.3 million and primarily results from repayments of notes payable, net of proceeds from notes payable.
Liquidity and Capital Resources
Short-term liquidity
Our primary source of short-term liquidity is our cash and cash equivalents and results from operations. As of March 31, 2022, we had $48.6 million of cash and cash equivalents. Due to the continued effects the COVID-19 pandemic, our operations have not yet returned to 2019, pre-pandemic levels. We currently anticipate cash flow from operations will continue to be impacted for at least the near-term. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses related to our communities and other expenditures, including general and administrative expenses, interest and scheduled principal payments on our debt and dividends on our redeemable preferred stock.
The Refinancing Facility we entered into in March 2022 contains financial covenants that are effective beginning June 30, 2022 and quarterly thereafter. Based on current operations, the Company expects to be in compliance with the June 30, 2022 covenants. There is no assurance that the Company will be able to meet any future financial covenant requirements. In addition, we are required to maintain cash and cash equivalents of no less than $13 million, inclusive of a $1.5 million lender service reserve, which is included in “other assets.”
Additional short-term sources of liquidity include grants under the CARES Act. As described above, these grants are available to reimburse the Company for COVID-19 related expenses. In April 2022, we received a grant of $9.1million, where we believe we will be able to meet the CARES Act requirements which will allow the Company to retain the funds and not repay the grant. We do not consider this to be a significant source of liquidity in the future. There is no assurance that we will meet such requirements or qualify for, or receive, any additional CARES Act funds in the future. In addition, the Company is eligible for funding in connection with various state programs.

Long-term liquidity
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt financing or refinancings, purchases and sales of assets, and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In connection with the refinancing transaction in March 2022, the Company was able to refinance certain debt due during 2022 and 2023 with longer-term financing that matures in 2026. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. There is no assurance that we will be able to meet future financial covenant requirements.

As discussed in “Note 4. Notes Payable” of the condensed consolidated financial statements, the Company has scheduled maturities of debt coming due in the next five years and thereafter. The Company currently expects to be able to meet those maturities from cash on hand, future operations and future refinancings. The Refinance Facility matures in four years with an optional one-year extension if certain financial performance metrics and other customary conditions are maintained. There is no assurance that we will be able to meet such conditions or source refinancings at the time any of our debt matures or whether the terms of such refinancings will be comparable or satisfactory compared to our current loans.

The Company has unencumbered properties with a net book value of $24.0 million as of March 31, 2022, which could provide a source of liquidity from new debt.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
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
Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022, the Company’s CEO and PFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in previous filings for the year ended December 31, 2020, and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of March 31, 2022, as disclosed above.
We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to have implemented the remediation process by the end of the fourth quarter of 2022.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2022	—	—	—	6,570,222
February 1 – February 28, 2022	—	—	—	6,570,222
March 1 – March 31, 2022	—	—	—	6,570,222
__________
(1) Does not include shares withheld to satisfy tax liabilities due upon the vesting of restricted stock, all of which have been reported in Form 4 filings relating to the Company. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
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

10.1
Amendment No. 2 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on January 28, 2022.)

31.1*	Certification of Principal Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ KIMBERLY S. LODY
Kimberly S Lody
President, Chief Executive Officer, and Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 23, 2022