Form 10-Q
period 2022-06-30
SONIDA SENIOR LIVING, INC.
filed 2022-08-12
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 31, 2022, the Registrant had 6,817,186 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended June 30, 2022

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
•increases in market interest rates that increase the cost of certain of our debt obligations;
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
•the Company’s compliance with its debt agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,650	$78,691
Restricted cash	13,719	14,185
Accounts receivable, net	4,772	3,983
Prepaid expenses and other	10,321	9,328
Total current assets	61,462	106,187
Property and equipment, net	625,835	621,199
Other assets, net	2,458	1,166
Total assets	$689,755	$728,552
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expense	$43,718	$46,194
Current portion of notes payable, net of deferred financing costs	48,390	69,769
Deferred income	3,514	3,162
Federal and state income taxes payable	178	599
Other current liabilities	734	758
Total current liabilities	96,534	120,482
Notes payable, net of deferred financing costs and current portion	621,106	613,342
Other liabilities	181	288
Total liabilities	717,821	734,112
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding	41,250	41,250
Shareholders’ deficit:
Preferred stock $0.01 par value per share; 15,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value per share; 15,000 shares authorized; 6,822 and 6,634 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	68	66
Additional paid-in capital	297,361	295,781
Retained deficit	(366,745)	(342,657)
Total shareholders’ deficit	(69,316)	(46,810)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$689,755	$728,552
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Resident revenue	$51,996	$46,649	$102,830	$91,851
Management fees	600	763	1,228	1,949
Community reimbursement revenue	7,041	10,130	14,063	25,390
Total revenues	59,637	57,542	118,121	119,190
Expenses:
Operating expenses	41,510	37,568	83,439	74,326
General and administrative expenses	9,439	9,356	17,712	16,709
Depreciation and amortization expense	9,671	9,025	19,249	18,308
Community reimbursement expense	7,041	10,130	14,063	25,390
Total expenses	67,661	66,079	134,463	134,733
Other income (expense):
Interest income	2	1	3	5
Interest expense	(7,920)	(9,499)	(15,523)	(18,873)
Gain (loss) on extinguishment of debt	—	67,213	(641)	114,212
Loss on disposition of assets, net	—	—	—	(421)
Other income (expense), net	8,532	(2)	8,669	8,703
(Loss) income before provision for income taxes	(7,410)	49,176	(23,834)	88,083
Provision for income taxes	—	(98)	(254)	(161)
Net (loss) income	(7,410)	49,078	(24,088)	87,922
Dividends on Series A convertible preferred stock	(1,134)	—	(2,267)	—
Net (loss) income attributable to common stockholders	$(8,544)	$49,078	$(26,355)	$87,922

Weighted average common shares outstanding — basic	6,358	2,061	6,350	2,060
Weighted average common shares outstanding — diluted	6,358	2,089	6,350	2,077

Basic net (loss) income per common share	$(1.34)	$23.81	$(4.15)	$42.68
Diluted net (loss) income per common share	$(1.34)	$23.49	$(4.15)	$42.33

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance at December 31, 2020	2,084	$21	$188,978	$(468,264)	$(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—
Stock-based compensation	—	—	166	—	166
Net income	—	—	—	38,844	38,844
Balance at March 31, 2021	2,182	$22	$189,143	$(429,420)	$(240,255)
Restricted stock awards (cancellations), net	12	—	—	—	—
Stock-based compensation	—	—	517	—	517
Net income	—	—	—	49,078	49,078
Balance at June 30, 2021	2,194	$22	$189,660	$(380,342)	$(190,660)

Balance at December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Restricted stock awards (cancellations), net	31	1	—	—	1
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(16,678)	(16,678)
Balance at March 31, 2022	6,665	$67	$296,475	$(359,335)	$(62,793)
Restricted stock awards (cancellations), net	157	1	(1)	—	—
Series A convertible preferred stock dividends	—	—	(1,134)	—	(1,134)
Purchase of common stock	—	—	(219)	—	(219)
Stock-based compensation	—	—	2,240	—	2,240
Net loss	—	—	—	(7,410)	(7,410)
Balance at Balance at June 30, 2022	6,822	$68	$297,361	$(366,745)	$(69,316)
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(24,088)	$87,922
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,249	18,308
Amortization of deferred financing costs	519	742
Deferred income	—	(161)
Operating lease expense adjustment	4	(282)
Loss on disposition of assets, net	—	421
Write-off of other assets	535	—
Unrealized loss on derivative instruments, net	45	—
Loss (gain) on extinguishment of debt	641	(114,212)
Provision for bad debt	522	524
Stock-based compensation expense	4,067	683
Changes in operating assets and liabilities:
Accounts receivable	(1,387)	1,325
Property tax and insurance deposits	—	3,087
Prepaid expenses and other	700	3,240
Other assets	(301)	(213)
Accounts payable and accrued expenses	(2,524)	5,493
Federal and state income taxes payable	(421)	14
Deferred resident revenue	352	141
Other current liabilities	17	(68)
Net cash provided by (used in) operating activities	(2,070)	6,964
Cash flows from investing activities:
Acquisition of new communities	(12,342)	—
Capital expenditures	(12,149)	(4,753)
Net cash used in investing activities	(24,491)	(4,753)
Cash flows from financing activities:
Proceeds from notes payable	80,000	1,148
Repayments of notes payable	(94,247)	(6,671)
Cash payments for finance leases and financing obligations	(57)	(17)
Purchase of common stock	(219)	—
Dividends paid to Series A preferred stockholders	(2,985)	—
Purchase of interest rate cap	(258)	—
Deferred financing costs paid	(2,180)	—
Net cash used in financing activities	(19,946)	(5,540)
Decrease in cash and cash equivalents and restricted cash	(46,507)	(3,329)
Cash, cash equivalents and restricted cash at beginning of period	92,876	22,867
Cash, cash equivalents and restricted cash at end of period	$46,369	$19,538

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14,367	$15,173
Income taxes	$672	$297
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc., a Delaware corporation, is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. As used herein, the “Company,” “we,” “us,” or “our” refers to Sonida Senior Living, Inc. and its subsidiaries. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of June 30, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 62 senior housing communities that the Company owned and 14 communities that the Company managed on behalf of third parties. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2022 and December 31, 2021, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2022 and 2021.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated balance sheet have been reclassified to conform to our June 30, 2022 presentation. The condensed consolidated balance sheet as of December 31, 2021 reflects reclassifying “operating lease right-of-use assets, net” to “other assets, net”, “property tax and insurance deposits” to “restricted cash” and lender reserves from “other assets, net” to “restricted cash.” “Accounts payable” and “accrued liabilities” have been combined into one line. “Current portion of lease liabilities” and “customer deposits” were combined into “other current liabilities.” “Lease liabilities, net of current portion” has been reclassified as “other liabilities.” The condensed consolidated statements of operations include the consolidation of “stock-based compensation expense” within “general and administrative expenses.” These reclassifications had no effect on the previously reported total assets or total liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; self-insurance liabilities and expense; stock-based compensation; and depreciation and amortization including determination of estimated useful lives. Actual results could differ from those estimates.
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

Restricted cash consists of reserve accounts for property insurance, real estate taxes, capital expenditures, and debt service required by certain loan agreements. In addition, restricted cash includes deposits required by certain counterparties as collateral pursuant to letters of credit which must remain so long as the letters of credit are outstanding, which are subject to renewal annually.
The following table sets forth the Company’s cash, cash equivalents and restricted cash total as presented in our statements of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$32,650	$14,556
Restricted cash	13,719	4,982
Total cash, cash equivalents, and restricted cash	$46,369	$19,538
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. There were no impairments of long-lived assets during the three or six months ended June 30, 2022 or 2021.
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
Revenue Recognition
Resident revenue primarily consists of fees for basic housing and certain support services provided to residents which are accounted for under GAAP in accordance with lease accounting standards. The Company's residency lease agreements are generally short term in nature, with durations of one year or less, and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise. Resident leases do not contain purchase options or require significant assumptions or judgments. Resident fees are billed monthly in advance. Basic housing and certain support services revenue is recorded when services are rendered and amounts are billable to residents in the period in which the rental and other services are provided. At June 30, 2022 and December 31, 2021, the Company had contract liabilities for deferred fees paid by its residents prior to the month that housing and support services were to be provided totaling approximately $2.6 million and $2.3 million, respectively, which are included as a component of deferred income within current liabilities.
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
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At June 30, 2022 and December 31, 2021, the Company had contract liabilities for deferred community fees totaling approximately $0.9 million and $0.8 million, respectively, which are included as a component of deferred income within current liabilities.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under agreements that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “community reimbursement revenue.” The related costs are included in “community reimbursement expense.” Although these costs are funded by the community owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.
In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, respectively, which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the periods ended June 30, 2022 and 2021, respectively. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.4 million and $4.7 million at June 30, 2022, and December 31, 2021, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of the COVID-19 pandemic, which has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8).

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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2022 and 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We may also be required to enter into interest rate derivative instruments in compliance with debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of June 30, 2022 and December 31, 2021, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings in interest expense.
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

3. Property and Equipment, net
The following is a summary of our property and equipment, net as of June 30, 2022 and December 31, 2021 (in thousands):

	Asset Lives	June 30, 2022	December 31, 2021
Land		$47,598	$46,069
Land improvements	5 to 20 years	19,790	19,146
Buildings and building improvements	10 to 40 years	835,651	814,035
Furniture and equipment	5 to 10 years	55,720	52,602
Automobiles	5 to 7 years	2,734	2,662
Assets under financing leases and leasehold improvements (1)		2,302	2,276
Construction in progress		1,873	392
Total property and equipment		965,668	937,182
Less accumulated depreciation and amortization		(339,833)	(315,983)
Total property and equipment, net		$625,835	$621,199
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.5 million and $0.3 million of financing lease right-of-use assets as of June 30, 2022 and December 31, 2021, respectively.
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The acquisition price was funded with cash on hand. The acquired assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of Accounting Standards Codification ("ASC") 805, Business Combinations.

4. Notes Payable
Notes payable consists of the following (in thousands):

	Maturity Dates	June 30, 2022	December 31, 2021
Fixed mortgage notes payable	2023 to 2045	$508,723	$561,006
Fannie Mae mortgage notes payable (1)	2022	31,991	31,991
Variable mortgage notes payable	2026 to 2029	130,261	88,711
Notes payable - insurance	2023	2,323	3,483
Notes payable - other	2023	2,121	2,121
Total notes payable		$675,419	$687,312
Less: deferred financing costs, net		5,923	4,201
Total notes payable, net		$669,496	$683,111
Less: current portion		48,390	69,769
Total long-term notes payable, net, less current portion		$621,106	$613,342
The following schedule summarizing our notes payable as of June 30, 2022 (in thousands):

Principal payments due in:
2022 (1)	$39,929
2023	14,967
2024	152,155
2025	114,285
2026	155,919
Thereafter	198,164
Total notes payable, excluding deferred financing costs	$675,419
__________
(1) See “Transactions Involving Certain Fannie Mae Loans” disclosure below.

As of June 30, 2022, our fixed mortgage notes interest rates range from 3.6% to 6.3%. Our variable mortgage notes are based on one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of June 30, 2022, one-month LIBOR and one-month SOFR was 3.6% and 1.5%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of June 30, 2022, we had property and equipment with a net carrying value of $602.2 million that is secured by outstanding notes payable.
2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility based upon achieving certain financial covenants maintained over a certain time period. As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining a Tangible Net Worth of $150 million and Liquid Assets of at least $13 million (inclusive of a $1.5 million debt service reserve fund provided by the Company at the closing of the Refinance Facility).
The Refinance Facility also requires the financial performance of the ten communities to achieve certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of June 30, 2022, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future. The Loan Agreement requires the establishment of a debt service reserve fund with a defined balance of $1.5 million (included in Liquid Assets) that may be released based upon terms described in the Loan Agreement. The reserve fund is included in our “restricted cash.”

The Refinancing Facility requires that the Company purchase and maintain an interest rate cap facility during the term of the Refinancing Facility. The Company is in process of obtaining the interest rate cap facility in compliance with the lender’s requirements.
The Company incurred costs related to the Refinance Facility of $2.1 million that are included in deferred financing costs at June 30, 2022.
The financing transaction generated a loss on refinancing of notes payable of $0.6 million which is included in loss on extinguishment of debt for the six months ended June 30, 2022.
Transactions Involving Certain Fannie Mae Loans

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with the Federal National Mortgage Association (“Fannie Mae”). In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

As a result of the events of default and receivership order obtained by Fannie Mae, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, that all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer had control of the properties in accordance with GAAP. Accordingly, the Company derecognized the net carrying value of the properties and related assets from the financial statements and recorded a loss from the forbearance. The Company continued to recognize the related debt and liabilities until the debts are formally released. When these debts are formally released, the net carrying value of the debts is derecognized and a gain on extinguishment of debt is recognized. During the three and six months ended June 30, 2021, Fannie Mae completed the transition of legal ownership of six and nine of the Company's properties, respectively, and the Company recorded a gain on extinguishment of this debt for such periods of $67.2 million and $114.2 million, respectively.

As of June 30, 2022, two properties remain for which the legal ownership has not been transferred back to Fannie Mae. At both June 30, 2022 and December 31, 2021, the Company included $32.0 million in outstanding debt in current portion of notes payable, net of deferred financing costs. As June 30, 2022 and December 31, 2021, accrued interest related to the remaining two properties was $3.4 million and $2.7 million, respectively. As of June 30, 2022 and December 31, 2021, the Company did not manage these properties (or any properties) on behalf of Fannie Mae. Except for the non-compliance with Fannie Mae mortgages for the two remaining properties expected to transition back to Fannie Mae, as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at June 30, 2022.
5. Redeemable Preferred Stock

In 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and in accordance with GAAP is classified as mezzanine equity, outside the stockholders’ deficit section, on our condensed consolidated balance sheets. The Series A Preferred Stock was initially recorded at fair value upon issuance in 2021, net of issuance costs. The holders of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. It is deemed probable that the Series A Preferred Stock could be redeemed for cash, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of June 30, 2022 and December 31, 2021, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered as perpetual.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are guaranteed and may be paid in cash or in additional liquidation preference to the shares of Series A Preferred Stock at the discretion of the Company’s Board of Directors. On June 8, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock, which was paid in June 2022. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was included in accounts payable and accrued expense as of March 31, 2022, and paid in April 2022.

6. Revenue
Revenue for the three and six months ended June 30, 2022 and 2021 is comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Housing and support services	$50,713	$46,020	$100,151	$90,461
Community fees	475	414	929	825
Ancillary services	284	215	537	565
Other operating revenue (1)	524	—	1,213	—
Resident revenue	51,996	46,649	102,830	91,851
Management fees	600	763	1,228	1,949
Community reimbursement revenue	7,041	10,130	14,063	25,390
Total revenue	$59,637	$57,542	$118,121	$119,190
__________
(1) Other operating revenue consists of Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue additional funding that may become available in the future, but assures no guarantee of qualifying for, or receiving, any additional relief funds in the future.
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
7. Stock-Based Compensation
During the three months ended June 30, 2022, the Company granted restricted stock units and restricted stock awards under the Company’s 2019 Omnibus Incentive Plan. Grants of stock units and awards were as follows:

(in thousands, except weighted average amount)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Three months ended June 30, 2022	166	29.58	$4,707

The Company recognized $2.2 million and $0.5 million in stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $4.1 million and $0.7 million in stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.
8. Commitments and Contingencies
As of June 30, 2022, we had contractual commitments of $7.0 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2023.
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
9. Related Party Transactions
As of June 30, 2022, affiliates of Conversant Capital LLC owned approximately 57% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). Series A Preferred Stock dividends declared and recognized as additional paid-in capital were $1.1 million and $2.3 million for the three and six months ended June 30, 2022, respectively. Dividends of $3.0 million were paid on the Series A Preferred Stock during the six months ended June 30, 2022. There were no corresponding amounts for the three or six months ended June 30, 2021.

10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of June 30, 2022, we had an interest rate cap with an aggregate notional value of $50.3 million. The fair value of this interest rate cap as of June 30, 2022 was nominal (See Note 11, Derivatives), and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable, excluding deferred financing costs	$675,419	$630,073	$687,312	$636,836
We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
The fair value of notes payable, excluding deferred financing costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the year ended December, 31, 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net. The fair value of the impaired assets was $14.0 million at December 31, 2021. The fair value of the property and equipment, net of this community was primarily determined utilizing an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. There are no impairment losses for the three and six months ended June 30, 2022 and June 30, 2021.
11. Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We may also be required to enter into interest rate derivative instruments in compliance with debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.

On March 1, 2022, the Company entered into an interest rate cap transaction for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable. The interest rate cap agreement has a 24-month term and effectively caps LIBOR at 4.00% from March 1, 2022 through March 1, 2024 with respect to the portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate of 4.00%.
The interest rate cap is not designated as a cash flow hedge under ASC 815-20, Derivatives - Hedging, therefore all changes in the fair value of the instrument are captured as a component of interest expense in the condensed consolidated statements of operations.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2022
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate caps	$50,260	$213	$—	$—
Total derivatives		$213		$—

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedges
Interest rate caps
(Loss) gain on derivatives not designated as hedges included in interest expense	(45)	—	(45)	—
12. Subsequent Event
On August 4, 2022, the Company announced that Kimberly S. Lody decided to step down after an eight-year tenure with the Company, including approximately three and a half years as Chief Executive Officer (CEO). In accordance with the Company’s succession plan, Brandon M. Ribar, the Company’s Chief Operating Officer (COO), has been appointed President and CEO, effective September 2, 2022. Lody will continue to serve in her current role through September 2, 2022, to ensure a smooth transition. Ribar has also been appointed to succeed Lody as a member of the Company’s Board of Directors, effective September 2, 2022.
On August 9, 2022, the Company received from Welltower Victory II TRS LLC (“Welltower”) a notice of intent to transition the management to a new operator of the four properties currently owned by Welltower and managed by the Company under an interim management agreement. The transition is expected to occur in Q4 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 15, 2022. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors.
Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to our critical accounting policies since December 31, 2021.

Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2022 and 2021, and (ii) liquidity and capital resources of the Company.
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
As of June 30, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 9,500 residents, including 62 owned senior housing communities and 14 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to experience the effects caused by the COVID-19 pandemic, which significantly disrupted the nation’s economy, the senior living industry and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of March 31, 2022, all of the Company's senior living communities were open for new resident move-ins, and the Company has continued to make progress to rebuild occupancy lost during the COVID-19 pandemic. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three months ended June 30, 2022 and 2021, the Company incurred $0.1 million and $0.2 million, respectively, in direct costs related to the COVID-19 pandemic. During the six months ended June 30, 2022 and 2021, the Company incurred $0.3 million and $1.3 million, respectively, in direct costs related to the COVID-19 pandemic.

In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution,

respectively, which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the periods ended June 30, 2022 and 2021, respectively. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half will become due on December 31, 2022. At June 30, 2022 and December 31, 2021, the Company had $3.7 million in deferred payroll taxes, which was included in accounts payable and accrued expenses.
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
Significant Financial and Operational Highlights
Operations
Weighted average occupancy for the three months ended June 30, 2022 and 2021 for the 60 communities owned by the Company during both periods was 83.2% and 78.1%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the three months ended June 30, 2022 was higher by 440 basis points when compared to the three months ended June 30, 2021.
Weighted average occupancy for the six months ended June 30, 2022 and 2021 for the 60 communities owned by the Company during both periods was 82.7% and 76.8%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the six months ended June 30, 2022 was higher by 370 basis points when compared to the six months ended June 30, 2021.

During the three and six months ended June 30, 2022, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility if the Company achieves certain financial covenants maintained over a certain time period. As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining Tangible Net Worth of $150 million and Liquid Assets of at least $13 million. This amount is inclusive of a $1.5 million debt service reserve fund provided by the Company at the closing of the Refinance Facility and is included in restricted cash.
The Refinance Facility also requires the financial performance of the ten communities to achieve certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of June 30, 2022, the Company was in compliance with such financial covenants. We can provide no assurance that financial covenants will be met in the future.
The Refinance Facility carries an initial interest rate of one-month SOFR plus 3.50%, subject to a SOFR floor of 0.25% and a lower margin spread of 3.25% or 3.00% if the Company achieves and maintains certain financial covenants. The Refinancing Facility requires that the Company purchase and maintain an interest rate cap facility during the term of the Refinancing Facility. The Company is in process of obtaining the interest rate cap facility in compliance with the lender’s requirement.

Results of Operations
Three months ended June 30, 2022 as compared to three months ended June 30, 2021
Revenues
Resident revenue for the three months ended June 30, 2022 was $52.0 million as compared to $46.6 million for the three months ended June 30, 2021, an increase of $5.4 million, or 11.6%. The increase in revenue was primarily due to increased occupancy, increased average rent rates and the acquisition of two new communities in early 2022.
Management fee revenue for the three months ended June 30, 2022, decreased by $0.2 million as compared to the three months ended June 30, 2021, primarily as a result of managing fewer communities in 2022.
Community reimbursement revenue for the three months ended June 30, 2022 was $7.0 million as compared to $10.1 million for the three months ended June 30, 2021, a decrease of $3.1 million. The decrease was primarily a result of transitioning six Fannie Mae communities to other operators during the three-month period ended June 30, 2021.
Expenses
Operating expenses for the three months ended June 30, 2022, were $41.5 million as compared to $37.6 million for the three months ended June 30, 2021, an increase of $3.9 million. The increase is primarily due to a $2.9 million increase in labor and employee-related expenses, including premium labor, and a $0.4 million increase in food expenses.
General and administrative expenses for each of the three months ended June 30, 2022, and June 30, 2021 were $9.4 million.
Community reimbursement expense for the three months ended June 30, 2022 was $7.0 million as compared to $10.1 million for the three months ended June 30, 2021, a decrease of $3.1 million. The decrease was primarily a result of transitioning six Fannie Mae communities to other operators during the three-month period ended June 30, 2021.
Interest expense for the three months ended June 30, 2022 was $7.9 million as compared to $9.5 million for the three months ended June 30, 2021, a decrease of $1.6 million primarily due to lower overall borrowings in 2022. Notes payable decreased $129.4 million from June 30, 2021 to June 30, 2022.
Gain on extinguishment of debt was $67.2 million for the three months ended June 30, 2021. The 2021 gain related to the derecognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of six communities to Fannie Mae, the holder of the related non-recourse debt.
Other income for the three months ended June 30, 2022 was $8.5 million and reflects cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.
Results of Operations
Six months ended June 30, 2022 as compared to six months ended June 30, 2021
Revenues
Resident revenue for the six months ended June 30, 2022 was $102.8 million as compared to $91.9 million for the six months ended June 30, 2021, an increase of $10.9 million, or 11.9%. The increase in revenue was primarily due to increased occupancy, increased average rent rates and the acquisition of two new communities in early 2022.
Management fee revenue for the six months ended June 30, 2022 decreased by $0.7 million as compared to the six months ended June 30, 2021, primarily as a result of managing fewer communities in 2022.
Community reimbursement revenue for the six months ended June 30, 2022 was $14.1 million as compared to $25.4 million for the six months ended June 30, 2021, a decrease of $11.3 million. The decrease was primarily a result of transitioning nine Fannie Mae communities to other operators during the six-month period ended June 30, 2021.
Expenses
Operating expenses for the six months ended June 30, 2022 were $83.4 million as compared to $74.3 million for the six months ended June 30, 2021, an increase of $9.1 million. The increase is primarily due to a $6.2 million increase in labor and employee-related expenses, including premium labor, and a $3.2 million increase in all other operating expenses.
General and administrative expenses for the six months ended June 30, 2022 were $17.7 million as compared to $16.7 million for the six months ended June 30, 2021, an increase of $1.0 million. This increase is primarily due to a $3.4 million increase in stock-based compensation expense and a $1.6 million decrease in payroll-related expenses.
Community reimbursement expense for the six months ended June 30, 2022 was $14.1 million as compared to $25.4 million for the six months ended June 30, 2021, a decrease of $11.3 million. The decrease was primarily a result of transitioning nine Fannie Mae communities to other operators during the six-month period ended June 30, 2021.

Interest expense for the six months ended June 30, 2022 was $15.5 million as compared to $18.9 million for the six months ended June 30, 2021, a decrease of $3.4 million primarily due to lower overall borrowings in 2022. Notes payable decreased $129.4 million from June 30, 2021 to June 30, 2022.
Loss on extinguishment of debt for the six months ended June 30, 2022 was $0.6 million as compared to a gain on extinguishment of debt of $114.2 million for the six months ended June 30, 2021, a decrease of $114.8 million. The 2022 loss relates to the refinancing of debt. The 2021 gain related to the derecognition of notes payable and liabilities as a result of the completion of the transition of the legal ownership of nine communities to Fannie Mae, the holder of the related non-recourse debt.
Other income for the six months ended June 30, 2022 and for the six months ended June 30, 2021 was $8.7 million. Both current year and prior year periods include cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.

Cash Flow Analysis
Six months ended June 30, 2022 as compared to six months ended June 30, 2021
Operating activities
Net cash used in operating activities for the six months ended June 30, 2022 was $2.1 million as compared to net cash provided by operating activities of $7.0 million for the six months ended June 30, 2021, a decrease of $9.1 million primarily a result of decreased cash inflows from operations in 2022 as compared to 2021.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2022 was $24.5 million as compared to $4.8 million for the six months ended June 30, 2021 primarily due to increase in ongoing capital improvements and refurbishments at existing communities and the acquisition of two new communities in 2022.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2022 was $19.9 million and primarily results from repayments of notes payable and deferred financing costs paid, net of proceeds from notes payable, of $16.4 million, related to our 2022 debt refinancing and $3.0 million of dividends paid to Series A Preferred Stockholders. The net cash used in financing activities for the six months ended June 30, 2021 was $5.5 million and primarily results from repayments of notes payable, net of proceeds from notes payable.
Liquidity and Capital Resources
Short-term liquidity
Our primary source of short-term liquidity is our cash and cash equivalents and results from operations. As of June 30, 2022, we had $32.7 million of cash and cash equivalents. Due to the continued effects of the COVID-19 pandemic, our operations have not yet returned to 2019, pre-pandemic levels. We currently anticipate cash flow from operations will continue to be impacted for at least the near-term. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses related to our communities and other expenditures, including general and administrative expenses, interest and scheduled principal payments on our debt and dividends on our convertible preferred stock.
The Refinancing Facility we entered into in March 2022 contains financial covenants that are effective beginning June 30, 2022 and quarterly thereafter. As of June 30, 2022, the Company was in compliance with such covenants. There is no assurance that the Company will be able to meet any financial covenant requirements in the future. In addition, we are required to maintain cash and cash equivalents of no less than $13 million, inclusive of a $1.5 million lender service reserve, which is included in restricted cash.
Additional short-term sources of liquidity include grants under the CARES Act. As described above, these grants are available to reimburse the Company for COVID-19 related expenses. In April 2022, we received a grant of $9.1 million, where we determined we met the CARES Act requirements which allowed the Company to retain the funds and not repay the grant. We do not consider this to be a significant source of liquidity in the future. There is no assurance that we will meet such requirements or qualify for, or receive, any additional CARES Act funds in the future. In addition, the Company is eligible for funding in connection with various state programs.

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

In connection with the refinancing transaction in March 2022, the Company was able to refinance certain debt due during 2022, 2023 and early 2024 with longer-term financing that matures in 2026. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. There is no assurance that we will be able to meet these financial covenant requirements.

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

The Company has unencumbered properties with a net book value of $23.6 million as of June 30, 2022, which could provide a source of liquidity from new debt.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in previous filings for the quarters ended June 30, 2021 and September 30, 2021, for the year ended December 31, 2021, and for the quarter ended March 31, 2022, we identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of June 30, 2022, as disclosed above.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2022	—	—	—	6,570,222
May 1 – May 31, 2022	7,290	$30.01	7,290	6,570,222
June 1 – June 30, 2022	—	—	—	6,570,222
__________
(1) Includes shares withheld to satisfy tax liabilities due upon the vesting of restricted stock, all of which have been reported in Form 4 filings relating to the Company. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
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

10.1
Employment Agreement, by and between Sonida Senior Living, Inc. and Kevin Detz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on April 19, 2022.)

10.2
Employment Agreement, by and between Sonida Senior Living, Inc. and Howard Garfield (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on May 5, 2022.)

10.3
Employment Agreement, by and between Sonida Senior Living, Inc. and Timothy Cober (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 24, 2022.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ KIMBERLY S. LODY
Kimberly S. Lody
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: August 12, 2022

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 12, 2022