Form 10-Q
period 2022-09-30
SONIDA SENIOR LIVING, INC.
filed 2022-11-14
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 31, 2022, the Registrant had 6,669,949 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended September 30, 2022

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,046	$78,691
Restricted cash	13,770	14,185
Accounts receivable, net	4,759	3,983
Prepaid expenses and other	4,526	9,328
Total current assets	50,101	106,187
Property and equipment, net	622,753	621,199
Other assets, net	2,460	1,166
Total assets	$675,314	$728,552
Liabilities and Equity
Current liabilities:
Accounts payable	$10,571	$9,168
Accrued expenses	36,619	37,026
Current portion of notes payable, net of deferred financing costs	46,137	69,769
Deferred income	3,576	3,162
Federal and state income taxes payable	176	599
Other current liabilities	732	758
Total current liabilities	97,811	120,482
Notes payable, net of deferred financing costs and current portion	619,798	613,342
Other liabilities	143	288
Total liabilities	717,752	734,112
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of September 30, 2022 and December 31, 2021	42,384	41,250
Shareholders’ equity (deficit):
Preferred stock $0.01 par value per share; 15,000 shares authorized; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock $0.01 par value per share; 15,000 shares authorized; 6,670 and 6,634 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	67	66
Additional paid-in capital	295,595	295,781
Retained deficit	(380,484)	(342,657)
Total shareholders’ equity (deficit)	(84,822)	(46,810)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$675,314	$728,552
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Resident revenue	$52,485	$48,968	$155,315	$140,819
Management fees	608	1,029	1,836	2,978
Managed community reimbursement revenue	7,694	7,927	21,757	33,317
Total revenues	60,787	57,924	178,908	177,114
Expenses:
Operating expense	43,123	40,668	126,562	114,994
General and administrative expense	5,851	7,473	23,563	24,182
Depreciation and amortization expense	9,691	9,503	28,940	27,811
Managed community reimbursement expense	7,694	7,927	21,757	33,317
Total expenses	66,359	65,571	200,822	200,304
Other income (expense):
Interest income	44	—	47	5
Interest expense	(8,205)	(9,701)	(23,728)	(28,574)
Gain (loss) on extinguishment of debt	—	54,080	(641)	168,292
Loss on disposition of assets, net	—	(15)	—	(436)
Other income (expense), net	(6)	—	8,663	8,703
(Loss) income before provision for income taxes	(13,739)	36,717	(37,573)	124,800
Provision for income taxes	—	(207)	(254)	(368)
Net (loss) income	(13,739)	36,510	(37,827)	124,432
Dividends on Series A convertible preferred stock	(1,134)	—	(3,401)	—
Net (loss) income attributable to common stockholders	$(14,873)	$36,510	$(41,228)	$124,432

Weighted average common shares outstanding — basic	6,364	2,062	6,357	2,061
Weighted average common shares outstanding — diluted	6,364	2,089	6,357	2,088

Basic net (loss) income per common share	$(2.34)	$17.71	$(6.49)	$60.37
Diluted net (loss) income per common share	$(2.34)	$17.48	$(6.49)	$59.59

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance at December 31, 2020	2,084	$21	$188,978	$(468,264)	$(279,265)
Restricted stock awards (cancellations), net	98	1	(1)	—	—
Non-cash stock-based compensation	—	—	166	—	166
Net income	—	—	—	38,844	38,844
Balance at March 31, 2021	2,182	$22	$189,143	$(429,420)	$(240,255)
Restricted stock awards (cancellations), net	12	—	—	—	—
Non-cash stock-based compensation	—	—	517	—	517
Net income	—	—	—	49,078	49,078
Balance at June 30, 2021	2,194	$22	$189,660	$(380,342)	$(190,660)
Restricted stock awards (cancellations), net	(1)	—	—	—	—
Non-cash stock-based compensation	—	—	586	—	586
Net income	—	—	—	36,510	36,510
Balance at September 30, 2021	2,193	$22	$190,246	$(343,832)	$(153,564)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance at December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Restricted stock awards (cancellations), net	31	1	—	—	1
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Non-cash stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(16,678)	(16,678)
Balance at March 31, 2022	6,665	$67	$296,475	$(359,335)	$(62,793)
Restricted stock awards (cancellations), net	157	1	(1)	—	—
Series A convertible preferred stock dividends	—	—	(1,134)	—	(1,134)
Purchase of common stock	—	—	(219)	—	(219)
Non-cash stock-based compensation	—	—	2,240	—	2,240
Net loss	—	—	—	(7,410)	(7,410)
Balance at June 30, 2022	6,822	$68	$297,361	$(366,745)	$(69,316)
Restricted stock awards (cancellations), net	(152)	(1)	—	—	(1)
Series A convertible preferred stock dividends	—	—	(1,134)	—	(1,134)
Purchase of common stock	—	—	(44)	—	(44)
Non-cash stock-based compensation	—	—	(588)	—	(588)
Net loss	—	—	—	(13,739)	(13,739)
Balance at September 30, 2022	6,670	$67	$295,595	$(380,484)	$(84,822)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(37,827)	$124,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,940	27,811
Amortization of deferred financing costs	946	1,121
Lease expense adjustment	7	(256)
Loss on disposition of assets, net	—	436
Write-off of other assets	535	—
Unrealized gain on interest rate cap, net	(206)	—
Loss (gain) on extinguishment of debt	641	(168,292)
Provision for bad debt	908	747
Non-cash stock-based compensation expense	3,479	1,269
Changes in operating assets and liabilities:
Accounts receivable, net	(1,760)	763
Prepaid expenses and other	6,755	369
Other assets, net	(115)	(95)
Accounts payable and accrued expense	566	5,199
Federal and state income taxes payable	(423)	211
Deferred resident revenue	414	(502)
Other current liabilities	43	(375)
Net cash provided by (used in) operating activities	2,903	(7,162)
Cash flows from investing activities:
Acquisition of new communities	(12,342)	—
Capital expenditures	(18,317)	(7,096)
Net cash used in investing activities	(30,659)	(7,096)
Cash flows from financing activities:
Proceeds from notes payable	80,000	17,168
Repayments of notes payable	(98,535)	(10,513)
Cash payments for finance leases and financing obligations	(81)	(74)
Purchase of common stock	(263)	—
Dividends paid to Series A preferred stockholders	(2,987)	—
Purchase of interest rate cap	(258)	—
Deferred financing costs paid	(2,180)	—
Net cash (used in) provided by financing activities	(24,304)	6,581
Decrease in cash and cash equivalents and restricted cash	(52,060)	(7,677)
Cash, cash equivalents, and restricted cash at beginning of period	92,876	30,504
Cash, cash equivalents, and restricted cash at end of period	$40,816	$22,827

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21,536	$23,221
Income taxes	$672	$309
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc., a Delaware corporation, is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. As used herein, the “Company,” “we,” “us,” or “our” refers to Sonida Senior Living, Inc. and its subsidiaries. The Company owns, operates, develops, and manages senior housing communities throughout the United States. As of September 30, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 14 communities that the Company managed on behalf of third parties. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2022 and December 31, 2021, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2022 and 2021.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated balance sheet have been reclassified to conform to our September 30, 2022 presentation. The consolidated balance sheet as of December 31, 2021 reflects reclassifying “operating lease right-of-use assets, net” to “other assets, net”, “property tax and insurance deposits” to “restricted cash” and lender reserves from “other assets, net” to “restricted cash.” “Current portion of lease liabilities” and “customer deposits” were combined into “other current liabilities.” “Lease liabilities, net of current portion” has been reclassified as “other liabilities.” The consolidated statements of operations include the consolidation of “stock-based compensation expense” within “general and administrative expenses.” These reclassifications had no effect on the previously reported total assets or total liabilities.

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

Cash, Cash Equivalents, and Restricted Cash
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
The statement of cash flows reflects cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the aggregated amounts presented on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$27,046	$78,691
Restricted cash:
Property tax and insurance reserves	6,215	6,666
Lender reserve	1,500	—
Capital expenditures reserves	1,944	2,637
Deposits pursuant to outstanding letters of credit	4,111	4,882
Total restricted cash	13,770	14,185
Total cash, cash equivalents, and restricted cash	$40,816	$92,876
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. There were no impairments of long-lived assets during the three or nine months ended September 30, 2022 or 2021.
In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses.
Upon the acquisition of new communities accounted for as an acquisition of an asset, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities.

Revenue Recognition
Resident revenue primarily consists of fees for basic housing and certain support services provided to residents which are accounted for under GAAP in accordance with lease accounting standards. The Company's residency lease agreements are generally short term in nature, with durations of one year or less, and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise. Resident leases do not contain purchase options or require significant assumptions or judgments. Resident fees are billed monthly in advance. Basic housing and certain support services revenue is recorded when services are rendered and amounts are billable to residents in the period in which the rental and other services are provided. At September 30, 2022 and December 31, 2021, the Company had contract liabilities for deferred fees paid by its residents prior to the month that housing and support services were to be provided totaling approximately $2.6 million and $2.3 million, respectively, which are included in deferred income.
Revenue for certain ancillary services is recognized as services are provided to customers and includes fees for certain services, such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears and are included in resident revenue.
Other operating revenue generally includes nonrecurring state grants and is included in resident revenue as earned.
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community which are initially recorded as deferred revenue and subsequently amortized evenly each month over the term of the agreement. At September 30, 2022 and December 31, 2021, the Company had contract liabilities for deferred community fees totaling approximately $0.9 million and $0.8 million, respectively, which are included in deferred income.
The Company has management agreements whereby it manages certain communities on behalf of third party owners under agreements that provide for management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “managed community reimbursement revenue.” The related costs are included in “managed community reimbursement expense.” Although these costs are funded by the community owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.
In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, respectively, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the periods ended September 30, 2022 and 2021, respectively. No grants were received during the three month periods ended September 30, 2022 and September 30, 2021. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.6 million and $4.7 million at September 30, 2022, and December 31, 2021, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of the COVID-19 pandemic, which has adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations.

We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8).

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims as well as claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health and dental insurance claims.
The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgment based on projected future events, including among other factors, potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums and/or estimated litigation costs. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, it is possible the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
Redeemable Preferred Stock

The Company evaluates the classification of redeemable preferred stock based on the instrument’s specific terms and rights. Perpetual convertible preferred stock which can be converted to common stock outside of the Company’s control is classified as mezzanine equity, outside of the stockholders’ equity (deficit) section, and recorded at the maximum liquidation or conversion amount. During the year ended December 31, 2021, the Company issued 41,250 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Dividends on redeemable preferred stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly.

During the three months ended September 30, 2022, the Board did not declare a dividend, and accordingly, $1.1 million was added to the liquidation preference, effectively increasing the carrying value of the redeemable preferred stock.

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We may also be required to enter into interest rate derivative instruments in compliance with debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of September 30, 2022, our derivative instruments consisted of an interest rate cap that was not designated as a hedge instrument. Changes in fair value of undesignated hedge instruments are recorded in current period earnings in interest expense. We did not have any derivative instruments as of December 31, 2021.

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

Segment Reporting
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology non-lease revenue credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and disclosures.
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

3. Property and Equipment, net
The following is a summary of our property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	Asset Lives	September 30, 2022	December 31, 2021
Land		$47,598	$46,069
Land improvements	5 to 20 years	19,606	19,146
Buildings and building improvements	10 to 40 years	837,331	814,035
Furniture and equipment	5 to 10 years	56,376	52,602
Automobiles	5 to 7 years	2,730	2,662
Assets under financing leases and leasehold improvements (1)		2,311	2,276
Construction in progress		1,289	392
Total property and equipment		967,241	937,182
Less accumulated depreciation and amortization		(344,488)	(315,983)
Total property and equipment, net		$622,753	$621,199
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.5 million and $0.3 million of financing lease right-of-use assets as of September 30, 2022 and December 31, 2021, respectively.

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

4. Accrued expenses
The following is a summary of our accrued expenses as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$14,355	$13,592
Accrued interest (1)	8,768	7,311
Accrued taxes	7,779	7,278
Accrued professional fees	2,839	4,102
Accrued other expenses	2,878	4,743
Total accrued expenses	$36,619	$37,026
__________
(1) Includes accrued interest related to the remaining two Fannie Mae communities totaling $3.7 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively. See “Transactions Involving Certain Fannie Mae Loans” disclosure below.

5. Notes Payable
Notes payable consists of the following (in thousands):

	Maturity Dates	September 30, 2022	December 31, 2021
Fixed rate mortgage notes payable	2024 to 2045	$506,137	$561,006
Fannie Mae mortgage notes payable (1)	2022	31,991	31,991
Variable rate mortgage notes payable (2)	2026 to 2029	129,727	88,711
Notes payable - insurance	2023	1,395	3,483
Notes payable - other	2023	2,121	2,121
Total notes payable		$671,371	$687,312
Less: deferred financing costs, net		(5,436)	(4,201)
Total notes payable, net		$665,935	$683,111
Less: current portion		(46,137)	(69,769)
Total long-term notes payable, net		$619,798	$613,342

The following schedule summarizing our notes payable as of September 30, 2022 (in thousands):

Principal payments due in:
2022 (1)	$35,813
2023	15,054
2024	152,155
2025	114,285
2026	155,919
Thereafter	198,145
Total notes payable, excluding deferred financing costs	$671,371
__________
(1) See “Transactions Involving Certain Fannie Mae Loans” disclosure below.
(2) See Note 12 for interest rate cap agreements on variable rate mortgage notes payable.

As of September 30, 2022, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on either one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of September 30, 2022, one-month LIBOR and one-month SOFR were 3.2% and 3.0%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of September 30, 2022, we had property and equipment with a net carrying value of $599.2 million that is secured by outstanding notes payable.

2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility based upon achieving certain financial covenants and then maintained over the life of the loan. As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining a Tangible Net Worth of $150 million and Liquid Assets of at least $13 million which is inclusive of a $1.5 million debt service reserve provided by the Company at the closing of the Refinance Facility. The debt service reserve may be released upon terms described in the “Loan Agreement” and is included in restricted cash.
The Refinance Facility also requires the financial performance of the ten communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of September 30, 2022, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
The Refinancing Facility requires that the Company purchase and maintain an interest rate cap facility during the term of the Refinancing Facility. The Company is in process of obtaining the interest rate cap facility in compliance with the lender’s requirements.
In conjunction with the Refinancing Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.3 million, are included in deferred financing costs at September 30, 2022.
The financing transaction generated a loss on refinancing of notes payable of $0.6 million which is included in loss on extinguishment of debt for the nine months ended September 30, 2022.

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

As a result of the events of default and receivership order obtained by Fannie Mae, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, that all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer had control of the properties in accordance with GAAP. Accordingly, the Company derecognized the net carrying value of the properties and related assets from the financial statements and recorded a loss from the forbearance. The Company continues to recognize the related debt and liabilities until the debts are formally released. When these debts are formally released, the net carrying value of the debts is derecognized and a gain on extinguishment of debt is recognized. During the three and nine months ended September 30, 2021, Fannie Mae completed the transition of legal ownership of five and fourteen, cumulatively, of the Company's properties, respectively, and the Company recorded a gain on extinguishment of this debt for such periods of $54.1 million and $168.3 million, respectively.

As of September 30, 2022, two properties remain for which the legal ownership has not been transferred back to Fannie Mae. At both September 30, 2022 and December 31, 2021, the Company included $31.8 million in outstanding debt in current portion of notes payable, net of deferred financing costs of $0.2 million. As September 30, 2022 and December 31, 2021, accrued interest related to the remaining two properties was $3.7 million and $2.7 million, respectively. As of September 30, 2022 and December 31, 2021, the Company did not manage these properties (or any properties) on behalf of Fannie Mae. Except for the non-compliance with Fannie Mae mortgages for the two remaining properties expected to transition back to Fannie Mae, as noted above, the Company was in compliance with all other aspects of its outstanding indebtedness at September 30, 2022.

6. Redeemable Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and in accordance with GAAP is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets. The Series A Preferred Stock was initially recorded at fair value upon issuance in 2021, net of issuance costs. The holders of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. It is deemed probable that the Series A Preferred Stock could be redeemed for cash, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of September 30, 2022 and December 31, 2021, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered as perpetual.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the three months ended September 30, 2022, the Board did not declare a dividend, and accordingly, $1.1 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. On June 8, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock, which was paid in June 2022. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was included in accounts payable and accrued expense as of March 31, 2022, and paid in April 2022. There were no corresponding amounts for the three or nine months ended September 30, 2021, as there were no shares of Series A Preferred Stock outstanding during such periods.

7. Revenue
Revenue for the three and nine months ended September 30, 2022 and 2021 is comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Housing and support services	$51,703	$48,249	$151,854	$138,709
Community fees	481	403	1,410	1,228
Ancillary services	301	316	838	882
Other operating revenue (1)	—	—	1,213	—
Resident revenue	52,485	48,968	155,315	140,819
Management fees	608	1,029	1,836	2,978
Managed community reimbursement revenue	7,694	7,927	21,757	33,317
Total revenues	$60,787	$57,924	$178,908	$177,114
__________
(1) Other operating revenue consists of Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue additional funding that may become available in the future, but there is no guarantee of qualifying for, or receiving, any additional relief funds in the future.
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
8. Stock-Based Compensation
During the three months ended September 30, 2022, the Company granted restricted stock units and restricted stock awards under the Company’s 2019 Omnibus Incentive Plan. Grants of stock units and awards were as follows:

(in thousands, except weighted average amount)	Restricted Stock Unit and Stock Award Grants	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Three months ended September 30, 2022	30	20.39	$246

The Company recognized $(0.6) million and $0.6 million in stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. The negative expense for the three months ended September 30, 2022 is due to forfeiture credits as a result of executive personnel changes in September 2022. The Company recognized $3.5 million and $1.3 million in stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.
9. Commitments and Contingencies
As of September 30, 2022, we had contractual commitments of $7.0 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2023.
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to deductibles, normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material impact on the condensed consolidated financial statements of the Company.

10. Related Party Transactions
As of September 30, 2022, affiliates of Conversant Capital LLC owned approximately 57.9% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). Series A Preferred Stock dividends recognized in additional paid-in capital were $1.1 million and $3.4 million for the three and nine months ended September 30, 2022, respectively. The $1.1 million recognized for the three months ended September 30, 2022 was not paid in cash, but was instead added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. Dividends of $3.0 million were paid on the Series A Preferred Stock during the nine months ended September 30, 2022, which included $2.3 million of dividends declared in 2022, and $0.7 million of dividends declared in 2021. There were no corresponding amounts for the three or nine months ended September 30, 2021 as there were no shares of Series A Preferred Stock outstanding during such period.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of September 30, 2022, we had an interest rate cap with an aggregate notional value of $50.3 million that was entered into on March 1, 2022. The fair value of this interest rate cap as of September 30, 2022 was $0.5 million (See Note 12, Derivatives and Hedging), and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable, excluding deferred financing costs	$671,371	$585,731	$687,312	$636,836
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the year ended December, 31, 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net. The fair value of the impaired assets was $14.0 million at December 31, 2021. The fair value of the property and equipment, net was primarily determined utilizing an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. There were no impairment losses for the three and nine months ended September 30, 2022 and September 30, 2021.
12. Derivatives and Hedging
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

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap	$50,260	$464	$—	$—
Total derivative		$464		$—

The following table presents the effect of the derivative instrument on the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Derivative not designated as hedge
Interest rate cap
Gain on derivative not designated as hedge included in interest expense	251	—	206	—
13. Subsequent Event
On August 9, 2022, the Company received a notice of intent from Welltower Victory II TRS LLC (“Welltower”) to transition management of its four properties that were under an interim management agreement. The transition was completed on October 20, 2022.

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

Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021, and (ii) liquidity and capital resources of the Company.
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
As of September 30, 2022, the Company operated 76 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 owned senior housing communities and 14 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The COVID-19 pandemic significantly disrupted the nation’s economy, the senior living industry and the Company’s business beginning in March 2020. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of March 31, 2022, all of the Company's senior living communities were open for new resident move-ins, and the Company has continued to make progress to rebuild occupancy lost during the COVID-19 pandemic. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three month periods ended September 30, 2022 and 2021, the Company incurred $0.1 million and $0.4 million, respectively, in direct costs related to the COVID-19 pandemic. During the nine months ended September 30, 2022 and 2021, the Company incurred $0.4 million and $1.7 million, respectively, in direct costs related to the COVID-19 pandemic.

In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution,

respectively, which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the periods ended June 30, 2022 and 2021, respectively. No grants were received during the three months ended September 30, 2022 and September 30, 2021. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half will become due on December 31, 2022. At September 30, 2022 and December 31, 2021, the Company had $3.7 million in deferred payroll taxes, which was included in accrued expenses.
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
Significant Financial and Operational Highlights
Operations
Weighted average occupancy for the three months ended September 30, 2022 and 2021 for the 60 communities owned by the Company during both periods was 83.7% and 81.0%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for these communities for the three months ended September 30, 2022 was higher by 290 basis points when compared to the three months ended September 30, 2021.
Weighted average occupancy for the nine months ended September 30, 2022 and 2021 for the 60 communities owned by the Company during both periods was 83.1% and 78.2%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for these communities for the nine months ended September 30, 2022 was higher by 340 basis points when compared to the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2022, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility if the Company achieves certain financial covenants maintained over the life of the loan. As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining Tangible Net Worth of $150 million and Liquid Assets of at least $13 million, which is inclusive of a $1.5 million debt service reserve provided by the Company at the closing of the Refinance Facility. The debt services reserve may be released upon terms described in the Loan Agreement and is included in restricted cash.
The Refinance Facility also requires the financial performance of the ten communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of September 30, 2022, the Company was in compliance with such financial covenants. We can provide no assurance that financial covenants will be met in the future.
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

Results of Operations
Three months ended September 30, 2022 as compared to three months ended September 30, 2021

Revenues
Resident revenue for the three months ended September 30, 2022 was $52.5 million as compared to $49.0 million for the three months ended September 30, 2021, an increase of $3.5 million, or 7.2%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Management fee revenue for the three months ended September 30, 2022 decreased by $0.4 million as compared to the three months ended September 30, 2021, primarily as a result of managing fewer communities in 2022.
Managed community reimbursement revenue for the three months ended September 30, 2022 was $7.7 million as compared to $7.9 million for the three months ended September 30, 2021, representing a decrease of $0.2 million. The decrease was primarily a result of transitioning five Fannie Mae communities to other operators during the three-month period ended September 30, 2021.

Expenses
Operating expenses for the three months ended September 30, 2022 were $43.1 million as compared to $40.7 million for the three months ended September 30, 2021, an increase of $2.4 million or 5.9%. The increase is primarily due to a $2.6 million increase in labor and employee-related expenses, a $0.4 million increase in utility costs, and a $0.3 million increase in food expenses, partially offset by the $1.0 million energy provider settlement from winter storm Uri expensed in Q3 2021.
General and administrative expenses for the three months ended September 30, 2022 were $5.9 million as compared to $7.5 million for the three months ended September 30, 2021, representing a decrease of $1.6 million. This decrease is primarily due to a $1.2 million decrease in stock-based compensation expense from prior year due to forfeiture credits in connection with executive personnel changes in September 2022, and a $0.4 million net decrease in recurring corporate expenses.
Managed community reimbursement expense for the three months ended September 30, 2022 was $7.7 million as compared to $7.9 million for the three months ended September 30, 2021, representing a decrease of $0.2 million. The decrease was primarily a result of transitioning of five Fannie Mae communities to other operators during the three-month period ended September 30, 2021.
Interest expense for the three months ended September 30, 2022 was $8.2 million as compared to $9.7 million for the three months ended September 30, 2021, representing a decrease of $1.5 million due to lower overall borrowings in 2022, partially offset by increased interest rates associated with the Company’s variable rate mortgages.
Gain on extinguishment of debt was $54.1 million for the three months ended September 30, 2021. The 2021 gain related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of five communities to Fannie Mae, the holder of the related non-recourse debt.

Results of Operations
Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021

Revenues
Resident revenue for the nine months ended September 30, 2022 was $155.3 million as compared to $140.8 million for the nine months ended September 30, 2021, an increase of $14.5 million, or 10.3%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Management fee revenue for the nine months ended September 30, 2022 decreased by $1.2 million as compared to the nine months ended September 30, 2021, primarily as a result of managing fewer communities in 2022.
Managed community reimbursement revenue for the nine months ended September 30, 2022 was $21.8 million as compared to $33.3 million for the nine months ended September 30, 2021, a decrease of $11.5 million. The decrease was primarily a result of transitioning of 14 Fannie Mae communities to other operators during the nine-month period ended September 30, 2021.

Expenses
Operating expenses for the nine months ended September 30, 2022 were $126.6 million as compared to $115.0 million for the nine months ended September 30, 2021, an increase of $11.6 million or 10.1%. The increase is primarily due to a $9.2 million increase in labor and employee-related expenses including premium labor, a $1.0 million increase in food costs, and a $1.4 million increase in other operating expenses.
General and administrative expenses for the nine months ended September 30, 2022 were $23.6 million as compared to $24.2 million for the nine months ended September 30, 2021, a decrease of $0.6 million. This decrease is primarily due to a $2.2 million decrease in bonuses and a $1.9 million decrease in payroll and employee-related expenses, partially offset by a $2.2 million increase in stock-based compensation expense and a $1.3 million increase in other expenses.
Managed community reimbursement expense for the nine months ended September 30, 2022 was $21.8 million as compared to $33.3 million for the nine months ended September 30, 2021, a decrease of $11.5 million. The decrease was primarily a result of transitioning 14 Fannie Mae communities to other operators during the nine-month period ended September 30, 2021.
Interest expense for the nine months ended September 30, 2022 was $23.7 million as compared to $28.6 million for the nine months ended September 30, 2021, a decrease of $4.9 million, primarily due to lower overall borrowings in 2022, partially offset by increased interest rates associated with the Company’s variable rate mortgages.
Loss on extinguishment of debt for the nine months ended September 30, 2022 was $0.6 million as compared to a gain on extinguishment of debt of $168.3 million for the nine months ended September 30, 2021, a decrease of $168.9 million. The 2022 loss relates to the refinancing of debt in Q1 2022. The 2021 gain related to the derecognition of notes payable and liabilities as a result of transition of legal ownership of fourteen communities to Fannie Mae, the holder of the related non-recourse debt.
Other income for the nine months ended September 30, 2022 and for the nine months ended September 30, 2021 was $8.7 million. Both current year and prior year periods include cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.

Cash Flow Analysis
Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021

Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was $2.9 million as compared to net cash used in operating activities of $7.2 million for the nine months ended September 30, 2021, an increase of $10.1 million primarily due to the timing of settlements of our receivables, current assets, and payables, as well as improved operations.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $30.7 million as compared to $7.1 million for the nine months ended September 30, 2021 primarily due to increase in ongoing capital improvements and renovation projects at existing communities totaling $18.3 million, and the acquisition of two new communities in Q1 2022 for $12.3 million.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $24.3 million and primarily results from repayments of notes payable and deferred financing costs paid, net of proceeds from notes payable, of $20.7 million, related to our 2022 debt refinancing and $3.0 million of dividends paid to Series A Preferred Stockholders. The net cash provided by financing activities for the nine months ended September 30, 2021 was $6.6 million and primarily results from proceeds from notes payable, net of repayments.
Liquidity and Capital Resources
Short-term liquidity
Our primary source of short-term liquidity is our cash and cash equivalents and results from operations. As of September 30, 2022, we had $27.0 million of cash and cash equivalents excluding our restricted cash balance of $13.8 million. Due to the continued effects of the COVID-19 pandemic, our operations have not yet returned to 2019, pre-pandemic levels. We currently anticipate cash flow from operations will continue to be impacted for at least the near-term. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses related to our communities and other expenditures, including general and administrative expenses, interest and scheduled principal payments on our debt and dividends on our convertible preferred stock.
The Refinancing Facility we entered into in March 2022 contains financial covenants that were effective beginning June 30, 2022 and quarterly thereafter. As of September 30, 2022, the Company was in compliance with such covenants. There is no assurance that the Company will be able to meet any financial covenant requirements in the future. One of these financial covenants is that we are required to maintain cash and cash equivalents of no less than $13 million, inclusive of a $1.5 million lender service reserve, which is included in “restricted cash”. In connection with the Refinancing Facility, the Company is in the process of obtaining an interest rate cap to hedge against further exposure in a rising interest rate environment.
Additional short-term sources of liquidity include grants under the CARES Act. As described above, these grants are available to reimburse the Company for COVID-19 related expenses. In April 2022, we received a grant of $9.1 million, where we determined we met the CARES Act requirements which allowed the Company to retain the funds and not repay the grant. There is no assurance that we will meet such requirements or qualify for, or receive, any additional CARES Act funds in the future, and we do not consider this to be a significant source of liquidity in the future. In addition, the Company has historically received and is eligible for funding in connection with various state programs.

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

As discussed in “Note 5. Notes Payable” of the condensed consolidated financial statements, the Company has scheduled maturities of debt coming due in the next five years and thereafter. The Company currently expects to be able to meet those maturities from cash on hand, future operations and future refinancings. The Refinance Facility matures in four years with an optional one-year extension if certain financial performance metrics and other customary conditions are maintained. There is no assurance that we will be able to meet such conditions or source refinancings at the time any of our debt matures or whether the terms of such refinancings will be comparable or satisfactory compared to our current loans.

The Company has unencumbered properties with a net book value of $23.6 million as of September 30, 2022, which could provide a source of liquidity from new debt. In the near term, the Company intends to finance the two Indiana communities purchased in Q1 2022.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan
As disclosed in previous filings for the quarters ended June 30, 2021 and September 30, 2021, for the year ended December 31, 2021, and for the quarters ended March 31, 2022 and June 30, 2022, we identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of September 30, 2022, as disclosed above.
We have developed and initiated a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. Based on the current remediation plan, we expect to have implemented the remediation process, including developing and maintaining appropriate management review and process level controls, by the end of the fourth quarter of 2022. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the condensed consolidated financial statements of the Company if determined adversely to the Company.
Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2022	—	—	—	6,570,222
August 1 – August 31, 2022	—	—	—	6,570,222
September 1 – September 30, 2022	—	—	—	6,570,222
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

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been acquired by the Company under this program were purchased in open-market transactions. The Company may evaluate whether to acquire additional shares of common stock under this program at its discretion.
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

10.1
Amendment to Employment Agreement, by and between Sonida Senior Living, Inc. and Brandon Ribar (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on August 5, 2022.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2022

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2022