Form 10-K
period 2022-12-31
SONIDA SENIOR LIVING, INC.
filed 2023-03-30
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐    No  ☒
If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,471,603 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2022, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $51.9 million. As of March 30, 2023, the Registrant had 6,923,349 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement pertaining to its 2023 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

SONIDA SENIOR LIVING, INC.

i

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in this Annual Report on Form 10-K, and also include the following:

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
•the risk of oversupply and increased competition in the markets which the Company operates;
•the Company’s ability to improve and maintain controls over financial reporting and remediate the identified material weakness discussed in Item 9 of this Annual Report on Form 10-K;
•the departure of certain of the Company’s key officers and personnel;
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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or outcomes that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I
ITEM 1.    BUSINESS.
Overview
Sonida Senior Living, Inc., (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, "we," "us," "our," or "the Company"), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2022, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 10 communities that the Company third-party managed.
We generally provide residential housing and services to people aged 75 years and older, including independent living, assisted living, and memory care services. Many of our communities offer a continuum of care to meet our residents’ needs as they change over time by integrating independent living, assisted living, and memory care, which may be bridged by home care through independent home care agencies. Our integrated approach sustains residents’ autonomy and independence based on their physical and cognitive abilities.
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
During the year ended December 31, 2022, we introduced a new management plan focused on a number of strategic priorities that are core to the Company's refreshed mission. By executing on these priorities, we aim to continue our growth and margin expansion and to enhance our market position as a leading owner-operator of senior housing communities in the United States. The following strategic priorities are intended to complement and enhance our core operational efforts while addressing the Company's financial position and increasing margin penetration against the backdrop of rapidly evolving demographic, economic and regulatory environments.
Operational Excellence. We strive to remove inefficiencies and improve quality in our operations to reinvest in the Company by focusing on:
•Rate optimization
•Marketing initiatives to maintain post-COVID occupancy recovery
•Group Purchasing Program ("GPO") enhancements and compliance
•Improving liquidity through better collections and cash management
Value. Our living environment and team members deliver value to our residents and strive to exceed their expectations by improving:
•Resident satisfaction
•Reputation score
•Services and programming
•Health and safety
Team. Strong local leadership teams develop engaged, loyal and caring team members by focusing on:
•Employee engagement
•Community leadership team retention
•Labor management and cost control
•Contract labor reduction

As discussed below, in November 2021, we raised approximately $154.8 million from investors, which allowed us to make strategic investments in our portfolio and to position us for further growth. Over the past year we also made significant capital expenditures in our communities, including overall refreshes and technological improvements, to enhance our residents' experience and to drive future growth.

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
Our overall strategy is focused on organic growth through existing community advancement as well as growth through acquisitions. We continue to be positioned to provide competitive residential rates and flexible product offerings.  Our portfolio is situated in markets where positive demographic trends exist with respect to population growth, income growth, and increased chronic medical conditions relative to the 75+ age group.

Recent Developments
2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (the “Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements, and up to an additional uncommitted $40 million may be available in the lender's discretion to fund future growth initiatives. On December 13, 2022, the Company entered into an agreement with Ally Bank to amend the Refinance Facility by adding two additional subsidiaries of the Company (which own the two Indiana properties acquired during the first quarter of 2022) as borrowers. The amendment increased the principal by $8.1 million to $88.1 million, with an additional $10 million still available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements. See "Note 8 - Notes Payable" in the Notes to Consolidated Financial Statements.
Management Transition
As previously announced in the Form 8-K filed by the Company on August 5, 2022, Kimberly S. Lody notified the Company on August 2, 2022 that she was resigning as the Company’s President and Chief Executive Officer and as a member of the Board of Directors (the “Board”), effective September 2, 2022. In accordance with the Company’s succession plan, on August 2, 2022, the Board appointed Brandon M. Ribar, the Company’s Executive Vice President and Chief Operating Officer, as President and Chief Executive Officer of the Company and as a member of the Board, effective September 2, 2022.
Indiana Acquisition
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The purchase price for these communities was funded at the time of acquisition with cash on hand and subsequently financed in December 2022, as described in the "2022 Mortgage Refinance" paragraph above.
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
Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B" and, together with Conversant Fund A, the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety the Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors purchased from the Company, and the Company sold to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price per share equal to $1,000; and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) the Conversant Investors received 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company paid the Conversant Investors, as a premium, 174,675 shares of common stock.
Simultaneously with the entry into the Original Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022. The Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 8- Notes Payable" in the Notes to Consolidated Financial Statements.
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
At the Closing, the Company, the Conversant Investors and Silk Partners LP (“Silk”) entered into an Investor Rights Agreement (the "Investor Rights Agreement"), pursuant to which, among other things, the Company's board of directors was reconstituted to consist of four new directors designated by the Conversant Investors, two new directors designated by Silk and three continuing directors.
At the Closing, all outstanding performance-based stock based compensation held by the Company's officers and other key employees, including restricted shares, were converted at target award levels to time-based restricted stock awards that are scheduled vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 10- Stock-Based Compensation” in the Notes to Consolidated Financial Statements.
COVID-19 Pandemic Update
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which has negatively impacted the Company’s revenues and operating results, which depend significantly on such occupancy levels.  In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of December 31, 2022, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the severity of ongoing impact of COVID-19 on our business. If the situation surrounding the spread of COVID-19 worsens, including the risk of transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
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

During 2022 and 2021, we incurred significant additional operating costs and expenses in order to implement enhanced infection control protocols and enhanced care for our residents. For example, we incurred substantial costs for procurement of additional PPE, cleaning and disposable food service supplies, enhanced cleaning, infection control, environmental sanitation costs, and increased labor expenses for hazard pay and contract labor at certain communities with COVID-19 positive residents. We also incurred costs related to COVID-19 testing of our residents and our employees. In total, we incurred approximately $0.4 million and $1.9 million in incremental COVID-19 costs in fiscal years 2022 and 2021, respectively. We expect to continue to incur such incremental costs until the COVID-19 pandemic significantly subsides.
In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, respectively, which was expanded by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related expenses or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the years ended December 31, 2022 and 2021, respectively. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. In addition, during the years ended December 31, 2022 and 2021 the Company received approximately $1.2 million and $0.6 million, respectively, in relief from various state agencies.
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
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half became due on December 31, 2022. The Company has submitted applications to enter into payment plans for the remaining amounts due. In conjunction with the deferral and payment plan applications, the Company accrued penalties and interest of $0.7 million and $0.4 million, respectively, which were included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, the Company had $4.8 million and $3.7 million, respectively, in deferred payroll taxes, which is included in accrued expenses in the Company’s Consolidated Balance Sheets.

Going Concern Uncertainty and Related Strategic and Cash-Preservation Initiatives
As noted elsewhere in this Annual Report on Form 10-K, due to the current inflationary environment, elevated interest rates, and continued impact of COVID-19 on our financial position, as well as our upcoming debt maturities, our management concluded as of December 31, 2022 that there is substantial doubt about our ability to continue as a going concern. We have implemented plans, which include strategic and cash-preservation initiatives designed to provide us with adequate liquidity to meet our obligations for at least the 12-month period following the date our fiscal year 2022 financial statements are issued. See “Note 2–Going Concern Uncertainty and Related Strategic and Cash-Preservation Initiatives” in the Notes to Consolidated Financial Statements.
We have taken, and continue to take, actions to improve our liquidity position and to address the uncertainty about our ability to continue as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. In particular, if we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance such indebtedness, the terms of the new financing may not be as favorable to us as the terms of the existing financing. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.
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
Restricted Supply of Nursing Beds
Several states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. We believe that this process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, we believe that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for our senior housing communities, including our assisted living and memory care communities.
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
Our operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for our residents as their needs change over time in coordination with third party post-acute care providers. This continuum of care, which integrates independent living, assisted living, and memory care services sustains our residents' autonomy and independence based on their physical and mental abilities. In many of our communities, as residents age, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.
Our lease agreements with our residents are generally for a term of one year and, under certain circumstances, are typically terminable by us or the resident upon providing 30 days’ notice, unless state law stipulates otherwise.
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
Memory Care Services
We maintain programs and special living accommodations at some of our communities for residents with certain forms of dementia, which provide the attention, care and services needed to help these residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and life skills-based activities programs, the goal of which is to provide a normalized environment that supports the resident’s remaining functional abilities. Special living accommodations for residents with certain forms of dementia are located in a separate area of the community with its own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them within a secure area with a minimum amount of disruption from other residents. Resident fees for these programs and special living accommodations are dependent on the level of services provided.
In January 2021, we announced our new memory care program, Magnolia Trails, which was developed to meet the growing need for individualized programming for residents receiving memory care services. The program is designed to engage the five senses to create calming yet stimulating spaces and tailored care plans that seek to address our residents’ changing and evolving needs. Each resident’s preferences and current cognitive state influences his or her experience, including, the physical layout and design of the space, dining options, programs, and activities. Aspects of the program include playing light background music that aligns with the generation living in the community, caregivers wearing business casual shirts and khakis rather than uniforms or scrubs, and our team members sharing items with residents in order to spark positive memories of family members or past experiences. The same responsive, sensory-focused approach is taken with dining. A dynamic menu of options is served throughout the day in a flexible but consistent manner. Our staff members provide warm, scented washcloths before each meal and incorporate inviting, calming aromas, and soft music to enhance the ambiance.
Because Magnolia Trails is focused on the best way to engage each individual resident, employees learn about and incorporate each resident’s personal history and interests into his or her ongoing daily interactions. Comforting, hands-on activities are available, such as flower arranging, puzzles, and matching games. Interactive experience stations, such as pet care, gardening, and tool benches are also available.  Another hallmark of the program is an emphasis on family connections, including ongoing educational opportunities specifically designed to help family members understand dementia and aspects of the disease and its progression. All communities with the Magnolia Trails program use a resident engagement mobile application where family members can receive real-time photos, videos and updates about their loved ones electronically.
Respite Care and Temporary Care Programs
Our respite care and temporary care program provides a transitional apartment for seniors who are not entirely ready to return home after a hospital or rehabilitation stay. In addition to a fully furnished apartment, seniors enrolled in this program also have full access to our community’s amenities and services, including 24-hour staffing, delicious and nutritious dining, and scheduled transportation. Our flexible agreement includes a minimum two-week stay that also allows the community's guests to remain for any extended period of time if they so choose.
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

Operating Communities
The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2022.

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Owned:
Aspen Grove	Lambertville, MI	79	—	59	27	86	100%	03/14
Autumn Glen	Greencastle, IN	49	—	58	—	58	100%	06/13
Brookview Meadows	Green Bay, WI	79	42	38	—	80	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	—	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	160	87	52	21	160	100%	03/91
Country Charm	Greenwood, IN	89	—	166	—	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	73	18	91	100%	03/12
Georgetowne Place	Fort Wayne, IN	166	15	138	14	167	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	59	40	31	8	79	100%	03/12
Greenbriar Village	Indianapolis, IN	105	—	82	44	126	100%	08/15
Harrison at Eagle Valley	Indianapolis, IN	119	—	105	14	119	100%	03/91
Heritage at the Plains	Oneonta, NY	108	94	28	16	138	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	59	—	61	—	61	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	80	70	48	32	150	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	63	—	43	23	66	100%	03/13
North Pointe	Anderson, SC	41	—	58	28	86	100%	10/11
Oaks at Brownsburg	Brownsburg, IN	97	98	—	—	98	100%	02/22
Oaks at Plainfield	Plainfield, IN	60	61	—	—	61	100%	02/22
Riverbend	Jeffersonville, IN	97	—	65	48	113	100%	03/12
Remington at Valley Ranch	Irving, TX	128	128	—	—	128	100%	04/12
Residence of Chardon	Chardon, OH	42	—	42	—	42	100%	10/12
Rose Arbor	Maple Grove, MN	137	32	70	42	144	100%	06/06
Rosemont	Humble, TX	96	—	79	48	127	100%	09/16
Summit Place	Anderson, SC	76	17	72	48	137	100%	10/11
Summit Point Living	Macedonia, OH	151	68	71	12	151	100%	08/11
Vintage Gardens	St. Joseph, MO	103	22	71	10	103	100%	05/13
Waterford at Baytown	Baytown, TX	127	22	75	42	139	100%	03/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	94	—	94	100%	02/16
Waterford at Colby	Colby, TX	44	—	52	5	57	100%	01/16
Waterford at College Station	College Station, TX	53	—	39	17	56	100%	03/12
Waterford at Corpus Christi	Corpus Christi, TX	52	—	52	—	52	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	—	97	97	100%	02/16
Waterford at Fairfield	Fairfield, OH	120	144	—	—	144	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	42	42	—	84	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	154	—	—	154	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	34	22	56	100%	05/15
Waterford at Highland Colony	Jackson, MS	120	120	—	—	120	100%	11/00
Waterford at Ironbridge	Springfield, MO	119	119	—	—	119	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	64	113	—	177	100%	04/09
Waterford at Mansfield	Mansfield, OH	117	—	115	25	140	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	154	—	—	154	100%	09/99
Waterford at Park Falls	Park Falls, WI	36	—	25	12	37	100%	01/16
Waterford at Plano	Plano, TX	136	91	45	—	136	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	15	41	22	78	100%	08/14

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Waterford at Thousand Oaks	San Antonio, TX	121	138	—	—	138	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	110	—	85	35	120	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	20	20	40	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	40	18	58	100%	01/16
Waterford on Cooper	Arlington, TX	98	—	81	28	109	100%	03/12
Waterford on Huebner	San Antonio, TX	119	119	—	—	119	100%	04/99
Wellington at Arapaho	Richardson, TX	141	97	45	—	142	100%	05/02
Wellington at Conroe	Conroe, TX	43	34	20	—	54	100%	03/12
Wellington at Dayton	Dayton, OH	156	100	38	18	156	100%	08/08
Wellington at North Bend Crossing	Cincinnati, OH	122	54	70	15	139	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	119	119	—	—	119	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	51	14	65	100%	10/12
Wellington at Springfield	Springfield, MA	189	97	144	38	279	100%	09/16
Whispering Pines Village	Columbiana, OH	73	28	57	—	85	100%	07/15
Woodlands of Columbus	Columbus, OH	111	—	114	—	114	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	57	28	85	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	59	—	37	25	62	100%	10/12
Wynnfield Crossing	Rochester, IN	51	—	51	—	51	100%	07/11
Total owned (62 Communities)		5,863	2,485	3,190	934	6,609
Managed:
Amberleigh	Buffalo, NY	267	201	49	17	267	N/A	01/92
Crown Pointe	Omaha, NE	138	49	70	20	139	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	146	—	—	146	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	170	181	—	—	181	N/A	08/00
Villa Santa Barbara	Santa Barbara, CA	125	—	125	—	125	N/A	08/00
West Shores	Hot Springs, AR	135	43	93	—	136	N/A	08/00
Whitley Place	Keller, TX	47	—	27	20	47	N/A	02/08
Willow Grove Maumelle	Maumelle, AR	54	—	37	17	54	N/A	12/21
Southern Meadows Senior Living	Mountain Home, AR	57	—	57	—	57	N/A	12/21
Willow Grove Sherwood	Sherwood, AR	57	—	57	—	57	N/A	12/21
Total managed (10 Communities)		1,196	620	515	74	1,209
Total		7,059	3,105	3,705	1,008	7,818
_____________________________________________
(1)Indicates the date on which we acquired or commenced operating the community. We operated certain of our communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

Operations Overview
We believe that the fragmented nature of the senior living industry, the lack of new supply entering the market, and the limited capital resources available to many small, private operators provides us with an attractive opportunity for competitive differentiation. We believe that our current operations with geographic concentrations throughout the United States and centralized support infrastructure serve as the foundation upon which we can build senior living networks in targeted geographic markets and thereby provide a broad range of high-quality care in a cost-efficient manner. Our operating strategy includes the following core principles:

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
Portfolio Optimization
We continue to focus on the occupancy, rents, and operating margins of our communities. We continually seek to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs, and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology, including enhanced digital marketing through social media and other electronic means, and on-site marketing programs focused on residents and family members; (iii) seeking referrals from senior care referral services and professional community outreach sources, including local religious organizations, senior social service programs, civic and business networks as well as the medical community; (iv) disposing of properties or exiting management agreements of properties that do not meet our long-term goals; and (v) continually refurbishing and renovating our communities.
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
Management Services
As of December 31, 2022, we managed 10 communities on behalf of a third party. Under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues, incentive management fees (as provided for in the management arrangement), and reimbursement of certain expenses we incur on behalf of the third-party.
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
Centralized Management
We aim to centralize our corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. We maintain centralized accounting, finance, legal, human resources, information technology, operational and capital procurement, training and other operational functions at our support center located in Addison, Texas (the "Dallas Support Center”). Our Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and legal related functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction.
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

Territory Management
We provide oversight and support to each of our senior housing communities through experienced regional directors and vice presidents. A regional director will generally cover a geographic area consisting of three to twelve communities, while a vice president generally oversees approximately 24 communities.
The executive director at each community reports to a regional director, who in turn reports to a vice president who reports to our Chief Executive Officer.  Regional directors and vice presidents make regular site visits to each of their assigned communities. Site visits involve a physical plant inspection, quality assurance review, focused resident rate review, staff training, financial and systems audits, regulatory compliance, and team building activities.
Community-Based Management and Retention
We devote special attention to the hiring, screening, training, supervising, and retention of our employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, we conduct national management meetings and encourage sharing of expertise among managers. We have also implemented a comprehensive online training program that addresses the specific challenges of working within the senior living environment. Our commitment to the total quality management concept is emphasized throughout our training programs. This commitment to the total quality management concept emphasizes the identification of the “best practices” in the senior living market and communication of those “best practices” to our executive directors and their staff. The identification of best practices is realized by a number of means, including: (i) emphasis on territory and executive directors keeping up with professional trade publications; (ii) interaction with other professionals and consultants in the senior living industry through seminars, conferences, and consultations; (iii) visits to other properties; (iv) leadership and participation at national and local trade organization events; and (v) information derived from marketing studies and resident satisfaction surveys. This information is continually processed by territory directors and the executive directors and subsequently communicated to our employees as part of their training.
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
Quality Assurance
Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident's family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the Executive Vice President and Chief Executive Officer, Vice Presidents of Operations, Vice President and Chief People Officer, Quality and Clinical Directors, and Senior Vice President- General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:
Resident and Residents' Family Input.     On a routine basis, residents and their family members provide us with valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services.

In 2022, we implemented a resident and family satisfaction survey in each of our communities. Working with an outside firm specializing in satisfaction surveys, the survey is designed to focus on high priority areas of senior living, such as resident care, activities, physical fitness, and dining. The survey also includes comparisons to competitors’ results and industry averages. In addition to numeric ratings and industry comparisons, there are also several opportunities for general feedback to ensure residents and families could provide input on any topic.
Regular Community Inspections.     Each community is inspected in person, on at least a quarterly basis, by a member of the regional and/or operational leadership team, which is also supplemented by virtual site visits. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration, dining, and health care services, if applicable. The inspections also include observing residents in their daily activities and the community’s compliance with governmental regulations.
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
Quality Assurance and Regional Support Team.      The Company deploys a support team including senior level community-based resources to provide onboarding, training, and communication of best practices across each of our territories. Each territory designates senior Executive Directors, Wellness Directors, Sales leadership, and Senior Culinary Directors to visit communities across their territory on an ongoing basis. These individuals partner with our Regional Clinical Managers, Regional Operations, and Sales leadership to provide ongoing training and development, complete Quality Assurance reviews on-site, and review the implementation of clinical or resident service programming. In addition, our Director of Program Development and Operations Program Manager work directly with regional leadership on the design and implementation of training programs for our key leadership positions and training materials for ongoing rollout of resident services programming in wellness, memory care, culinary, etc.
Sales and Marketing
Most communities are staffed with on-site Sales Directors, depending on size and occupancy status. The primary focus of the Sales Director is to perpetuate occupancy and revenue growth by creating awareness about the community and its services among prospective residents and their family members, professional referral sources, and other key decision makers. These efforts are outlined in a strategic plan that includes monthly, quarterly, and annual goals for leasing, new lead generation, prospect follow up, community outreach, resident and family referrals, and promotional events including a market-specific media program.  The Sales Director performs a competing community assessment on a quarterly basis.
Each Sales Director’s effectiveness and productivity are monitored on a weekly basis. Their compensation is comprised of a variable component tied into both occupancy and rate benchmarks.  A centralized team of sales and marketing resources support communities by developing marketing strategies and campaigns to address the continuously changing resident profile, build brand awareness, increase digital traffic and leads. The marketing strategies focus on driving traffic to our website, national referral partners, and use of social media platforms. To support this, the corporate marketing team develops content, marketing collateral and messaging, manages digital ad buys, and provides ongoing sales and marketing training, support, and best practices.
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
The health care industry is subject to extensive regulation and frequent regulatory changes. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While some states have not yet enacted specific assisted living regulations, many of our assisted living communities are subject to regulation, licensing and permitting requirements by state and local health care and social service agencies and other governmental regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof, and resident characteristics. We believe that such regulation will increase in the future. In addition, health care providers are experiencing heightened scrutiny under anti-trust laws in the United States as integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Some of our communities receive a portion of their funds from Medicaid. Such communities are also subject to state and federal Medicaid standards in which noncompliance could result in the imposition of, among other things, penalties, sanctions, suspension, and exclusion from participation in the Medicaid program. Our communities are also subject to various zoning restrictions, local building codes and other ordinances, such as fire safety codes. Failure by us to comply with any applicable regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Regulation of the assisted living industry is also continually evolving, and we are unable to predict the scope, content or stringency of new regulations and their ultimate effect on our business. There can be no assurance that our operations will not be materially and adversely affected by regulatory developments in the future.
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
In addition, we are subject to various federal, state and local environmental laws and regulations, which could require an owner or operator of real estate to investigate and clean up hazardous or toxic substances present at or migrating from properties they own or operate. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was actually responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations.  Liabilities could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or the failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of our properties, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. We have completed Phase I environmental audits of substantially all of the communities in which we own interests, typically at the time of acquisition or refinancing, and such audits have not revealed as of the date of this Annual Report on Form 10-K any material environmental liabilities that exist with respect to these communities.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or migrating from such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. We are not aware, as of the date of this Annual Report on Form 10-K, of any environmental liability with respect to any of our owned or managed communities that we believe would have a material adverse effect on our business, financial condition, or results of operations. We believe that our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority, and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities we currently operate.
We are subject to U.S. federal and state laws, regulations, and executive orders relating to healthcare providers’ response to the COVID-19 pandemic, which vary based on provider type and jurisdiction, but generally include mandatory requirements for testing of residents and staff, implementation of infection control standards and procedures, restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, restrictions and/or limitations on who may visit residents and how residents may be visited and mandatory notification requirements to residents, families, staff and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.
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
Human Capital Resources
We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care and service to our residents.  As of December 31, 2022, we employed 3,497 persons (88 of whom are employed at our Dallas Support Center), of which 2,420 were full-time employees and 1,077 were part-time employees. Additionally, we had 17 unfilled community leadership positions as of December 31, 2022.
Our Culture
Our culture is the most important connection between all people at Sonida and is rooted in inclusion, respect, accountability, service and deep care for each other and for those we serve.  To create this environment, we focus on attracting, engaging, developing, and retaining the best talent available in each of our markets by maintaining a compelling value proposition for each employee that includes a great work environment, excellent leadership, aligned pay and benefits, career development, and meaningful work. We have built a team with a deep sense of purpose for serving seniors and we believe that our engaged group enhances the resident experience each day.

Inclusion and Diversity
As we serve a diverse group of residents across several states and communities, we also strive to reflect the same diversity in our Company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 83% female and 47% non-white employees.  We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development, and talent progression.
Talent Acquisition, Development and Retention
In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to add new spaces to our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local social media pages to identify individuals for the specific communities and geographic regions we serve. We also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees. With our robust focus on talent acquisition, we continued to see our average time to fill an open role shorten significantly in 2022.
We are proud of our development programs that sponsor our current employees in achieving new levels of education, licensure, and credentials.  Through this approach, we support our employees’ growth while they continue to work with us in new roles, enhancing our service and care and providing these employees with additional earning potential.
Total Rewards
We provide fair, competitive, and aligned compensation to all of our people that is reviewed at least annually for both merit and market-based adjustments.  We also offer benefits that are designed to fit a wide variety of needs.  For example, our health plans allow participants to enter the plan at an affordable premium and participants automatically receive unlimited free telehealth and local retail clinic visits, along with all other benefits of the plans.  This benefit provides our people quick and easy access to care at no cost to them when they need to access it. We provide paid time off to both full-time and part-time employees to ensure they have paid time away from work.  We also offer a 401(k) plan that all eligible employees can participate in as they plan for their futures. Our total rewards design includes many other benefits that can be included at the choice of each employee based on his or her needs, which is our overall strategy to providing engaging and flexible rewards for our people.

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
Risk Factors Summary
Risks Related to Our Liquidity and Indebtedness
•If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.
•We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
•Our failure to comply with financial covenants and other restrictions contained in our debt instruments could result in the acceleration of the related debt or in the exercise of other remedies.
•We may require additional financing and/or refinancing actions in the future and may issue equity securities.

•Increases in market interest rates have significantly increased the costs of our variable rate debt obligations, which has affected our liquidity and earnings.
•The phasing out of London Inter-Bank Offer Rate (“LIBOR”) may increase the interest costs of our debt obligations, which could affect our results of operations and cash flow.
•We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.

Risks Related to Our Business, Operations and Strategy
•We have incurred losses from operations in each of the last two fiscal years and may do so in the future.
•We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
•The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.
•Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
•Damage from catastrophic weather and other natural events have resulted in losses and adversely affected certain of our residents.
•The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
•We rely on information technology in our operations, and failure to maintain the security and functionality of our information technology and computer systems, or to prevent a cybersecurity attack, breach or other unauthorized access, could adversely affect our business, reputation and relationships with our residents, employees and referral sources and may subject us to remediation costs, government inquiries and liabilities under HIPAA and data and consumer protection laws, any of which could materially and adversely impact our revenues, results of operations, cash flow and liquidity.
•Because we do not presently have plans to pay dividends on our common stock, holders of our common stock must look solely to appreciation of our common stock to realize a gain on their investment.
Risks Related to the COVID-19 Pandemic
•COVID-19 has had a significant adverse impact on occupancy levels, revenues, expenses, and operating results at our communities. Because we are unable to predict the full nature and extent of the impact of COVID-19 at this time, COVID-19 may continue to have a significant adverse effect on our business, financial condition, liquidity, and results of operations.
Risks Related to Human Capital
•We rely on the services of key executive officers and the transition of management or loss of these officers or their services could have a material adverse effect on us.
•A significant increase in our labor costs could have a material adverse effect on us.
•We are subject to risks related to the provision for employee health care benefits and ongoing health care reform legislation.

Risks Related to Regulatory, Compliance and/or Legal Matters
•We are subject to government regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.
•Changes in federal, state and local employment-related laws and regulations, or our failure to comply with these laws and regulations, could have an adverse effect on our financial condition, results of operations and cash flow.
•We may be subject to liability for environmental damages.

Risks Related to Our Corporate Organization and Structure
•Anti-takeover provisions in our governing documents, governing law and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.
•A substantial majority of the voting power of our issued and outstanding securities is held by a small group of stockholders.
•The issuance of shares of our Series A Preferred Stock reduced the relative voting power of holders of our common stock, and the conversion of those shares into shares of our common stock would dilute the ownership of common stockholders and may adversely affect the market price of our common stock.
•Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common stock, which could adversely affect our liquidity and financial condition.
•We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

Risks Related to Other Market Factors
•Various factors, including general economic conditions such as rising inflation, could adversely affect our financial performance and other aspects of our business.
•Future offerings of equity securities by us may adversely affect the market price of our common stock.
•The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.
•Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.
Risk Factors
Risks Related to Our Liquidity and Indebtedness
If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity, and ability to continue as a going concern could be negatively affected.
As noted elsewhere in this Annual Report on Form 10-K, due to the current inflationary environment, interest rates and continued impact of the COVID-19 pandemic on our financial position and our upcoming debt maturities, management has concluded that there is substantial doubt about our ability to continue as a going concern. We have taken, and intend to take, actions to improve our liquidity position and to address the uncertainty about our ability to operate as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency, and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability, or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position, and liquidity could be negatively impacted. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.
We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
As of December 31, 2022, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $676.3 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings, and/or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
There are various financial covenants and other restrictions in certain of our debt instruments, including provisions which:
•require us to meet specified financial tests, which include, but are not limited to, tangible net worth and liquidity requirements;
•require us to meet specified financial tests at the community level;
•require us to purchase interest rate derivative instruments;
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
During the first quarter of 2023, the Company elected not to make principal and interest payments due in February and March of 2023 related to certain non-recourse mortgage loan agreements covering four of the Company’s properties, with outstanding debt amount under such agreements totaling $70.0 million as of December 31, 2022. Therefore, the Company is in default on these loans. The Company is currently engaged in active discussion with Protective Life Insurance Company, the lender of such debt, in order to resolve this matter. However, we cannot give any assurance that a mutually agreeable resolution will be reached. See “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements.
We may require additional financing and/or refinancing actions in the future and may issue equity securities.
Our ability to obtain such financing or refinancing on terms acceptable to us would have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. Further, any decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, may result in available mortgage refinancing amounts that are less than the communities' maturing indebtedness. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of additional equity securities could cause existing stockholders to experience further dilution and could adversely affect the market price of our common stock. Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Increases in market interest rates have significantly increased the costs of our variable rate debt obligations, which has affected our liquidity and earnings.
Our variable rate debt obligations and any future indebtedness, if applicable, exposes us to interest rate risk. Therefore, any increase in prevailing interest rates such as the current environment would increase our future interest obligations, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
As of December 31, 2022, we had approximately $137.6 million of long-term variable rate debt outstanding which is indexed to the London Interbank Offer Rate ("LIBOR") or Secured Overnight Financing Rate ("SOFR"), plus an applicable margin. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in LIBOR and SOFR. The LIBOR and SOFR steadily increased throughout 2022, ending the year more than 400 basis points higher than as of December 31, 2021. All of our long-term variable rate debt is subject to interest rate cap agreements and include provisions that obligate us to enter into additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap derivatives may offset the benefits of our existing interest rate cap agreements.
The phasing out of London Inter-Bank Offered Rate ("LIBOR") may increase the interest costs of our debt obligations, which could affect our results of operations and cash flow.
The interest rates for certain of our variable-rate debt obligations are calculated based on LIBOR plus a spread. LIBOR is regulated by the United Kingdom's Financial Conduct Authority, which intends to phase out the LIBOR tenors by June 30, 2023. Since LIBOR is being discontinued, the terms of such variable-rate debt agreements may provide that the lender will have the right to choose an alternative index based on comparable information. It is unclear whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions to replace LIBOR and interest rates on any such variable-rate debt obligations may increase, which would adversely affect our results of operations and cash flow.
We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.
Funding our capital expenditure plans, pursuing an acquisition, or funding investments to support our strategy may require additional capital. Financing may not be available to us or may be available to us only on terms that are unfavorable. In addition, certain of our outstanding indebtedness restrict, among other things, our (or our subsidiaries') ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock.
Risks Related to Our Business, Operations and Strategy
We have incurred losses from operations in each of the last two fiscal years and may do so in the future.
We generated net income in 2021 that primarily resulted from a non-cash gain recognized on the extinguishment of debt. We incurred net losses in fiscal year 2022. The Company currently has limited resources and substantial debt obligations. Given our history of losses and current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.
We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
Approximately 90.0% of our total resident revenues from communities that we operated were attributable to private pay sources and approximately 10.0% of our resident revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2022. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial and credit markets, rising interest rates, unemployment, decreased consumer confidence, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.
The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in additional competition for our services. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high-quality professional and non-professional employees and managers. Although we believe there is a need for senior housing communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some that may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior housing communities outpaces the demand for those communities in the markets in which we have senior housing communities, those markets may become saturated. Regulation in the independent and assisted living industry is not substantial. Consequently, development of new senior housing communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.
Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict. If a large number of residents elected to or otherwise terminate their resident agreements at or around the same time and/or the living spaces we lease remain unoccupied for a long period of time, including as a result of the COVID-19 pandemic, our occupancy revenues, cash flows and earnings could be adversely affected.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in previous filings for the year ended December 31, 2021, and for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, we identified a material weakness in our internal control over financial reporting. Due to challenges in hiring and retaining adequate accounting staffing levels, this material weakness has not been remediated during the quarter ended and the year ended December 31, 2022. Our financial statement close process controls, which relate to all financial statement accounts, did not operate effectively to ensure account reconciliations and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
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
The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
We have a high concentration of communities in various geographic areas, including the states of Texas, Indiana, Ohio and Wisconsin, which we estimate represented approximately 24%, 18%, 20%, and 10%, respectively, of our resident revenues for the year ended December 31, 2022. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

We rely on information technology in our operations, and failure to maintain the security and functionality of our information technology and computer systems, or to prevent a cybersecurity attack, breach or other unauthorized access, could adversely affect our business, reputation and relationships with our residents, employees and referral sources and may subject us to remediation costs, government inquiries and liabilities under HIPAA and data and consumer protection laws, any of which could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.
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
The cybersecurity risks to our Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptography and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, hacking, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks, or incidents.
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
Failure to maintain the security and functionality of our information systems, or to prevent a cybersecurity attack or other unauthorized access to our information systems, could expose us to a number of adverse consequences, including: (i) interruptions to our business and operations; (ii) the theft, destruction, loss, misappropriation or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients, and employees; (iii) significant remediation costs; (iv) negative publicity that could damage our reputation and our relationships with our residents, patients, employees, and referral sources; (v) litigation and potential liability under privacy, security and consumer protection laws, including HIPAA, or other applicable laws, rules or regulations; and (vi) government inquiries that may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow, and liquidity.
Because we do not presently have plans to pay dividends on our common stock, holders of our common stock must look solely to appreciation of our common stock to realize a gain on their investment.
It is the policy of our board of directors to retain any future earnings to finance the operation and expansion of our business. Accordingly, we have not and do not currently anticipate declaring or paying cash dividends on your common stock in the foreseeable future. The payment of cash dividends on our common stock in the future will be at the sole discretion of our board of directors and will depend on, among other things, our earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements and other factors deemed relevant by our board of directors. Accordingly, holders of our common stock must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.
Risks Related to the COVID-19 Pandemic
COVID-19 has had a significant adverse impact on occupancy levels, revenues, expenses, and operating results at our communities. Because we are unable to predict the full nature and extent of the impact of COVID-19 at this time, COVID-19 may continue to have a significant adverse effect on our business, financial condition, liquidity, and results of operations.

We face risks related to an epidemic, pandemic or other health crisis. COVID-19 was declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. The United States broadly continues to recover from the pandemic caused COVID-19, which has significantly disrupted the nation’s economy, the senior living industry, and our business.
In an effort to protect our residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, we previously restricted or limited access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As a result, the COVID-19 pandemic caused a decline in the occupancy levels at our communities that has negatively impacted our revenues and operating results, which depend significantly on such occupancy levels. For example, from March 2020 through February 2021, our occupancy decreased 760 basis points. Potential residents and their families may be more cautious, or temporarily delay their decision, regarding moving into senior living communities due to the pandemic, and such caution may persist for some time. We cannot predict with reasonable certainty whether demand for our senior living communities will return to pre-COVID-19 levels or the extent to which the pandemic’s effect on demand may adversely affect the amount of resident fee revenue we are able to collect from our residents. Our sales and marketing efforts to increase demand may not be successful. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers have been relaxed during the pandemic, may result in less demand for our services.
As of December 31, 2022 and 2021, all of our senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the severity of ongoing impact of COVID-19 on our business. If the situation surrounding the spread of COVID-19 worsens, including the risk of transmission of highly contagious variants of the COVID-19 virus, we may have to impose or revert to restricted or limited access to our communities, which could negatively impact our revenues and operating results depending upon the extent and duration of such restricted or limited access.
In addition, the COVID-19 outbreak has required us to incur significant additional operating costs and expenses in order to care for our residents. Further, residents at certain of our senior housing communities have tested positive for COVID-19, which has increased the costs of caring for the residents at such communities and has resulted in reduced occupancies at such communities. Since March 2020, we have incurred incremental direct costs to prepare for and respond to the COVID-19 pandemic. Operating expense for the years ended December 31, 2022 and 2021 includes $0.4 million and $1.9 million, respectively, of incremental and direct costs as a result of the COVID-19 pandemic including costs for acquisition of additional personal protective equipment, cleaning and disposable food service supplies, testing of our residents and employees, enhanced cleaning and environmental sanitation costs, and increased labor expense. We are unable to reasonably predict the total amount of costs we will ultimately incur related to the pandemic and such costs may continue to be significant.
Further, grants received by us from the CARES Act Provider Relief Fund are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for and respond to COVID-19. Such grants will reimburse only for healthcare related expenses or lost revenues that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. The U.S. Department of Health and Human Services continues to evaluate and provide regulation and guidance regarding grants made under the CARES Act Provider Relief Fund. We cannot provide assurance that additional restrictions on the permissible uses or terms and conditions of the grants will not be imposed by U.S. Department of Health and Human Services. The program requires us to report to the U.S. Department of Health and Human Services on our use of the grants, and our reporting is subject to audit.
The COVID-19 pandemic has also caused substantial volatility in the market prices and trading volumes in the equity markets, including our stock. Our stock price and trading volume may continue to be subject to wide fluctuations as a result of the pandemic and may decline in the future.
The ultimate impacts of COVID-19 on our business, results of operations, cash flow, liquidity, and stock price will depend on many factors. Some factors cannot be foreseen, including the duration, severity and geographic concentrations of the pandemic and any resurgence of the disease or the emergence of new variants; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in our markets; the development, availability and efficacy of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to business and individuals; perceptions regarding the safety of senior living communities during and after the pandemic; changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; the impact of COVID-19 on our residents’ and their families’ ability to afford our resident fees, including due to changes in unemployment rates, consumer confidence and equity markets caused by COVID-19; changes in the acuity levels of our new residents; the disproportionate impact of COVID-19 on seniors generally and those residing in our communities; the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation, and other expenses; the impact of COVID-19 on our ability to complete financings, re-financings and/or other transactions (including dispositions) or to generate sufficient cash flow to cover required debt service payments and to satisfy financial and other covenants in our debt agreements; increased regulatory requirements and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts; and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts.
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
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We began to experience pressures associated with the intensely competitive labor environment during 2021, which continued throughout 2022. The United States’ unemployment rate remained at or below 4.0% each month during 2022, and many states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open line-level positions timely. To cover existing open positions, during 2021 and continuing into 2022, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our same-story community portfolio the labor component of our operating expense increased approximately $9.5 million, or 10.2%, during 2022 compared to 2021. These increases primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during 2022, and an increase in the use of premium labor, primarily overtime. For 2023, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
As such, no assurance can be given that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We are subject to risks related to the provision for employee health care benefits and future health care reform legislation.
We use a combination of insurance and self-insurance for employee health care plans. We record expenses under these plans based on estimates of the costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted to reflect actual costs incurred. Actual costs under these plans are subject to variability depending primarily upon participant enrollment and demographics, the actual costs of claims and whether stop-loss insurance covers these claims. In the event that our cost estimates differ from actual costs, we could incur additional unplanned health care costs which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) expanded health care coverage to millions of previously uninsured people beginning in 2014 and has resulted in significant changes to the United States health care system. This comprehensive health care legislation has resulted and will continue to result in extensive rule making by regulatory authorities, and also may be altered, amended, repealed, or replaced. It is difficult to predict the full impact of the Affordable Care Act due to the complexity of the law and implementing regulations, as well our inability to foresee how participants in the health care industry will respond to the choices available to them under the law. The provisions of the legislation and other regulations implementing the provisions of the Affordable Care Act or any amended or replacement legislation may increase our costs, adversely affect our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

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
Federal and state governments regulate various aspects of our business. The development and operation of senior housing communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or loss of certification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future, and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect our business, financial condition, cash flows, and results of operations.
Various states, including several of the states in which we currently operate, control the supply of licensed beds and assisted living communities through a "Certification of Need" requirement or other programs. In those states, approval is required for the addition of licensed beds and some capital expenditures at those communities. To the extent that a Certification of Need or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency. If we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.
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
An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition, or results of operations.
Changes in federal, state and local employment-related laws and regulations, or our failure to comply with these laws and regulations could have an adverse effect on our financial condition, results of operations, and cash flow.

We are subject to a wide variety of federal, state and local employment-related laws and regulations, including, for example, those that govern occupational health and safety requirements, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits and the right of employees to engage in protected concerted activity (including union organizing). Because labor represents a large portion of our operating expenses, changes in federal, state and local employment-related laws and regulations could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties or other damages that could have an adverse effect on our financial condition, results of operations, and cash flow.
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
Risks Related to Our Corporate Organization and Structure
Anti-takeover provisions in our governing documents, governing law, and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.
Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including: a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms; removal of directors only for cause, and only with the affirmative vote of at least a majority of the voting interest of stockholders entitled to vote; right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our stockholders; provisions in our amended and restated certificate of incorporation and amended and restated by-laws limiting the right of our stockholders to call special meetings of stockholders; advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; requirement for two-thirds stockholder approval for amendment of our by-laws and certain provisions of our Certificate of Incorporation; and no provision in our Amended and Restated Certificate of Incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.  Further, the Investor Rights Agreement prohibits certain change of control transactions without the prior written consent of Conversant Fund A and the existence of a majority stockholder, such as Conversant, may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.
Several of our loan documents and other material agreements also require approval in the event we undergo a change of control of our Company. These provisions may have the effect of delaying or preventing a change of control of the Company even if this change of control would benefit our stockholders.
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
A substantial majority of the voting power of our issued and outstanding securities is held by a small group of stockholders.
In November 2021, we issued 41,250 shares of our Series A Preferred Stock to affiliates of Conversant Capital LLC. The holders of our Series A Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. As of December 31, 2022, the Conversant Investors collectively owned a majority of the voting power of the Company’s issued and outstanding securities.
Pursuant to the Investor Rights Agreement, Conversant Fund A is entitled to designate four individuals to be appointed to the Company’s board of directors, including the Chairperson, and Silk is entitled to designate two individuals to be appointed to the Company’s board of directors, in each case so long as they and their respective permitted transferees and affiliates maintain minimum aggregate holdings of our stock as described in further detail in the Investor Rights Agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these stockholders and their respective director designees may differ from the interests of our security holders as a whole or of our other directors.
Additionally, the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock is required in order for us to take certain actions, including issuances of securities that are senior to, or equal in priority with, the Series A Preferred Stock, significant acquisitions, change of control transactions and incurrence of indebtedness in excess of a certain amount. As a result, the holders of Series A Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization.
The issuance of shares of our Series A Preferred Stock reduced the relative voting power of holders of our common stock, and the conversion of those shares into shares of our common stock would dilute the ownership of common stockholders and may adversely affect the market price of our common stock.
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
The holders of our Series A Preferred Stock have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of our business before any payment may be made to holders of any other class or series of capital stock.

In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 11.0% per annum, compounding quarterly. Any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2022, $2.3 million of accrued and unpaid dividends was added to the liquidation preference of the Series A Preferred Stock, which will be payable under the redemption features.
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
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Preferred Stock and holders of our common stock.
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
Risks Related to Other Market Factors
Various factors, including general economic conditions such as rising inflation, could adversely affect our financial performance and other aspects of our business.
General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates and tax rates, affect our facility operating, general and administrative, and other expense. We have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 6.5% during 2022, with food and energy prices increasing above 10%. Despite our mitigation efforts and with higher occupancy, for 2022 our non-labor operating expense in our same-store community portfolio increased approximately $4.0 million, or 6.8%, compared to the prior year. For 2023, we expect to continue to experience inflationary pressures.
Future offerings of equity securities by us may adversely affect the market price of our common stock.
We have increased, and may again in the future, attempt to increase, our capital resources by offering additional equity securities. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. Our decision to issue equity securities in a future offering will depend on market conditions and other factors, some of which are beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their holdings in our Company.  Further, pursuant to the Registration Rights Agreement between the Company and the Conversant Investors in compliance with certain agreements to which the Company is a party, we are required to register the resale of shares of common stock that are either outstanding or issuable upon conversion of Series A Preferred Stock and the exercise of outstanding warrants. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of our common stock to decline. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While we cannot predict the size of future resales or distributions of our common stock, if there is a perception that such resales or distributions could occur, or if the holders of our securities registered for resale sell a large number of the registered securities, the market price for our common stock could be adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our executive and administrative offices are located at 16301 Quorum Drive, Suite 160A, Addison, Texas 75001, and consist of approximately 6,500 square feet. The sublease on the premises extends through March 31, 2023.
Effective April 1, 2023, the Company's corporate offices will be located at 14755 Preston Road, Suite 810 Dallas, Texas 75254.
As of December 31, 2022, we owned or managed the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information and Holders of the Registrant’s Common Equity and Related Stockholder Matters.
Market Information and Holders
The Company’s shares of common stock are listed for trading on the NYSE under the symbol “SNDA.” As of February 28, 2023, there were 41 known registered stockholders of record of the Company’s common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	545,214
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	545,214
(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
Not applicable.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Total at September 30, 2022	32,941	$104.10	32,941	$6,570,222
October 1 – October 31, 2022	—	—	—	6,570,222
November 1 – November 30, 2022	—	—	—	6,570,222
December 1 – December 31, 2022	—	—	—	6,570,222
Total at December 31, 2022	32,941	$104.10	32,941	$6,570,222
_______________________________________
(1)Does not include shares withheld to satisfy tax liabilities due upon the vesting of restricted stock, all of which have been reported in Form 4 filings relating to the Company. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

(2)On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been acquired by the Company under this program were purchased in open-market transactions. The Company may evaluate whether to acquire additional shares of common stock under this program at its discretion.
ITEM 6.    RESERVED.

Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors.

Overview
The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2022 and 2021, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.
The Company is one of the leading owner-operators of senior housing communities in the United States.  The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company generally provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of their resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care that may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of December 31, 2022, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 10 communities that the Company third-party managed.

Corporate Events and Transactions

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
Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B" and, together with Conversant Fund A, the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety the Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors purchased from the Company, and the Company sold to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price per share equal to $1,000; and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) the Conversant Investors received 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company paid to the Conversant Investors, as a premium, 174,675 shares of common stock. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
Simultaneously with the entry into the Original Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022 and was subsequently amended. The Promissory Note was amended to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 8–Notes Payable" in the Notes to Consolidated Financial Statements.
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
At the Closing, the Company, the Conversant Investors and Silk Partners LP (“Silk”) entered into an Investor Rights Agreement (the "Investor Rights Agreement"), pursuant to which, among other things, the Company's board of directors was reconstituted to consist of four new directors designated by the Conversant Investors, two new directors designated by Silk and three continuing directors.
At the Closing, all outstanding performance-based stock-based compensation held by the Company's officers and other key employees, including restricted shares were converted at target award levels to time-based restricted stock awards that are scheduled to vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 10–Stock-Based Compensation" in the Notes to Consolidated Financial Statements.
COVID-19 Pandemic
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of December 31, 2022, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the ongoing impact of the pandemic on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the years ended December 31, 2022 and 2021, the Company incurred $0.4 million and $1.9 million, respectively, in direct costs related to the COVID-19 pandemic.

In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, respectively, which was expanded by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act") to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related expenses or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the years ended December 31, 2022 and 2021, respectively. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. In addition, during the years ended December 31, 2022 and 2021 the Company received approximately $1.2 million and $0.6 million, respectively, in relief from various state agencies.
CARES Act Provider Relief Funds are subject to the terms and conditions of the program, including stringent restrictions that funds may only be used to reimburse COVID-19-related expenses or lost revenue that are attributable to COVID-19 and have not been reimbursed from other sources or that other sources are not obligated to reimburse. While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half became due on December 31, 2022. The Company has submitted applications to enter into payment plans for the remaining amounts due. In conjunction with the deferral and payment plan applications, the Company accrued penalties and interest of $0.7 million and $0.4 million, respectively, which were included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, the Company had $4.8 million and $3.7 million, respectively, in deferred payroll taxes, which is included in accrued expenses in the Company’s Consolidated Balance Sheets.
We cannot, at this time, predict with reasonable certainty the continued impact that the COVID-19 pandemic will ultimately have on our business, results of operations, cash flow and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth. The ultimate impact of the COVID-19 pandemic will depend on many factors, many of which cannot be foreseen, including: (i) the duration, severity and geographic concentrations of the COVID-19 pandemic and any resurgence, additional waves and highly contagious variants and strains of the disease; (ii) the impact of COVID-19 on the nation’s economy and debt and equity markets at large and the local economies in our markets; (iii) the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups, including within the geographic areas in which the Company operates and derives material revenue; (iv) governmental financial and regulatory relief efforts that may become available to businesses and individuals; (v) concerns over, and the perceptions of, the safety of senior living communities during and after the pandemic; (vi) changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet that demand; (vii) the impact of the COVID-19 pandemic on our residents’ and their families’ ability to afford our resident fees, including those related to changes in unemployment rates, consumer confidence and equity markets; (viii) changes in the acuity levels of our new residents; (ix) the disproportionate impact of the COVID-19 pandemic on seniors generally and those residing in our communities; (x) the duration and costs of our preparation and response efforts, including increased supplies, labor, litigation and other expenses; (xi) the impact of the COVID-19 pandemic on our ability to (1) complete equity and debt financings, refinancings or other transactions (including dispositions) and (2) generate sufficient cash flow to cover required debt service payments and to satisfy financial and other covenants in our debt documents; (xii) increased regulatory requirements and enforcement actions resulting from the COVID-19 pandemic, including those that may limit our collection efforts for delinquent accounts; and (xiii) the frequency and magnitude of legal actions and liability claims that may arise due to the COVID-19 pandemic and our associated response efforts.

Going Concern Uncertainty and Related Strategic Cash-Preservation Initiatives

We have taken, and continue to take, actions to improve our liquidity position and to address the uncertainty about our ability to continue as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such initiatives will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. In particular, if we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance such indebtedness, the terms of the new financing may not be as favorable to us as the terms of the existing financing. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.

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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the continued impact of the COVID-19 pandemic, the current inflationary environment, and the impact of elevated interest rates on the Company’s operations and financial results; (2) approximately $15.7 million of principal payments and $30.1 million of scheduled interest payments due in the next 12 months (excluding $32.0 million of Fannie Mae debt - see "Note 8–Notes Payable" in the Notes to Consolidated Financial Statements); (3) recurring operating losses and projected operating losses for fiscal periods through March 31, 2024; (4) the Company’s available working capital balance; and (5) events of non-compliance with certain of our mortgage agreements, as noted in "Note 16–Subsequent Events". The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2022 financial statements are issued.
As discussed below, the Company has implemented plans that encompass short-term cash preservation measures, initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2022 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; and (3) debt modifications, refinancings and extensions to the extent available on acceptable terms.

Strategic and Cash Preservation Initiatives

The Company has taken, or intends to take, the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

•Upon its management team transition in September 2022, the Company promptly implemented new strategic and operational plans to accelerate margin recovery, including the following:

◦Design and execution of a comprehensive resident rate review program to align revenues with the significant increase in the operating cost environment.

◦Implementation of a global purchasing organization function to leverage scaled purchasing to lower unit operating costs.

◦Use of several internally developed and external programs to provide alternative mitigants to a challenging labor environment.

•We have adopted a comprehensive cash optimization strategy aimed at improving working capital management.

•The Company is engaged in active discussions with certain of its lenders in regards to potential modifications of certain mortgage debt on more favorable terms, which does not preclude a potential ownership transfer on select communities based on various financial metrics.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $2.0 million in various state grants during January and February of 2023. See "Note 16–Subsequent Events" in the Notes to Consolidated Financial Statements.

•Under the terms of the A&R Investment Agreement, the Company may request that the Conversant Investors make additional investments in shares of Series A Preferred Stock (up to an aggregate amount equal to $25.0 million) that can be used for future investment in accretive capital expenditures and acquisitions, subject to certain conditions.

While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurances can be given that certain options will be available on terms acceptable to the Company, or at all. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued. In addition, it is probable that the Company will not be able to comply with some of the financial covenants and other restrictions contained in our debt instruments, which would in turn trigger an event of default under our loan agreements. An event of default, subject to cure provisions in certain instances, would give the respective lenders the right to accelerate the related debt and to declare all amounts outstanding to be immediately due and payable, or foreclose on collateral securing the outstanding indebtedness. We cannot assure that we could pay these debt obligations if they became due prior to their stated dates.
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
Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the year ended December 31, 2022, the Company generated resident revenue of approximately $208.7 million compared to resident revenue of approximately $190.2 million in the prior year representing an increase of approximately $18.5 million. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Weighted average occupancy for the years ended December 31, 2022 and 2021 for the 60 communities owned by the Company during both periods was 83.3% and 79.0%, respectively, reflecting continued occupancy recovery following the onset of the COVID-19 pandemic. The average monthly rental rate for these owned communities for the year ended December 31, 2022 was higher by 270 basis points when compared to the year ended December 31, 2021.
During the year ended December 31, 2022, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which resulted in the use of overtime, shift bonuses, and contract labor to properly support our senior living communities and residents.
2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (the “Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available in the lender's discretion to fund future growth initiatives. On December 13, 2022, the Company entered into an agreement with Ally Bank to amend the Refinance Facility by adding two additional subsidiaries of the Company (which own the two Indiana properties acquired during the first quarter of 2022) as borrowers. The amendment increased the principal by $8.1 million to $88.1 million, with an additional $10 million still available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements. See "Note 8–Notes Payable" in Notes to Consolidated Financial Statements.
Indiana Acquisition
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The purchase price for these communities was funded at the time of acquisition with cash on hand and subsequently financed in December 2022, as described in the "2022 Mortgage Refinance" paragraph above.

Management Services
On December 31, 2020, the Company entered into property management agreements with affiliates of Ventas, Inc. (collectively, "Ventas") pursuant to which the Company agreed to manage certain communities for Ventas, and Ventas agreed to pay the Company a management fee based on gross revenues of the applicable communities, and other customary terms and conditions. The Company managed seven communities on behalf of Ventas as of December 31, 2020, and in November 2021 the Company announced the expansion of the Ventas relationship with three additional managed communities in Arkansas effective December 1, 2021. As of December 31, 2022, the Company managed ten communities on behalf of Ventas.
On August 9, 2022, the Company received a notice of intent from Welltower to transition the management of four properties to a new operator. The transition was completed on October 20, 2022. As of December 31, 2022, the Company did not manage any communities on behalf of Welltower.
Other Significant Transactions
Transactions Involving Certain Fannie Mae Loans
The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties. On May 20, 2020, the Company entered into forbearance agreements with KeyBank National Association ("KeyBank"), as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May, and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such three-month period. During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
On July 31, 2020, the Company made required payments to Fannie Mae totaling $0.6 million, which included the deferred payments, less any payments made during the forbearance period, for five of the Company's properties with forbearance agreements. The Company elected not to pay $3.8 million on the loans for the remaining 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae. Therefore, the Company was in default on such loans, which were non-recourse loans.
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
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties and the Company recorded a gain on extinguishment of debt of $200.9 million, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2022, two properties remained for which the legal ownership had not been transferred back to Fannie Mae. As of December 31, 2022, the Company included $31.8 million of outstanding debt in current portion of notes payable, net of deferred loan costs of $0.2 million. As of December 31, 2022 and December 31, 2021, the accrued interest related to the remaining two properties was $4.1 million and $2.7 million, respectively, and was included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2022, the Company did not manage any properties on behalf of Fannie Mae.

On January 11, 2023, Fannie Mae completed the transfer of ownership of the two remaining properties. See "Note 16–Subsequent Events" in the Notes to Consolidated Financial Statements.
Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans (the "Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May, and June 2020 and to defer principal payments for July 2020 through March 2021. The Company made all required debt service payments in July, August, and September 2020. On October 1, 2020, the Company entered into further amendments to its loan agreements with Protective Life. These amendments allowed the Company to defer interest payments for October, November, and December 2020, and to extend the deferral period of principal payments through September 1, 2021, with such deferral amounts being added to principal due at maturity in either 2025, 2026, or 2031, depending upon the loan. As of December 31, 2022, the Company had deferred payments of $7.2 million related to the Protective Life Loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.
Other Debt Related Transactions
On May 20, 2020, the Company entered into an agreement with Healthpeak (the “Healthpeak Forbearance”), effective from April 1, 2020, to defer a percentage of rent payments that would otherwise have been payable during the remainder of the lease term ending on October 31, 2020. As of December 31, 2022, the Company had deferred $1.6 million in rent payments pursuant to the Healthpeak Forbearance, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets. The interest accrued on the deferred rent payments was $0.1 million as of December 31, 2022 and was included in accrued expenses in the Company’s Consolidated Balance Sheets.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following are our most critical accounting policies and/or typically require management’s most difficult, subjective, and complex judgments.

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the Company’s corporate office and its senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims, as well as claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2022; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. Projecting future cash flows involves predicting unknown future circumstances and events and requires significant management judgments and estimates, which include historic operating results, approved budgets, future demographic factors, expected growth rates, estimated asset holding periods, and other factors. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value.
During 2022 and 2021, the Company evaluated the carrying value of its long-lived depreciable assets and operating lease right-of-use assets and determined that the carrying amount of these assets exceeded the undiscounted cash flows for certain of its communities. Estimated fair values were determined for these properties and impairment charges were recorded for all communities for which carrying values exceeded fair values. The following is a summary of asset impairment expense for these assets.

	Years Ended December 31,
(in millions)	2022	2021
Property and equipment, net	$1.6	$6.5
Total	$1.6	$6.5
During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $1.6 million to its "Property and equipment, net", which related to one owned community. The impairment charge resulted from: a) the management's commitment to a plan to sell the community shortly after the balance sheet date, but before the issuance of this Annual Report on Form 10-K; and b) the agreed-upon selling price being below the community's carrying amount. In complying with the requirements under ASC 360, Property, Plant, and Equipment, management evaluated the significance of the asset in relation to the overall asset group, as well as the facts and circumstances surrounding the sale of this particular asset, and determined that no additional testing of the asset group under the held-and-used impairment approach was necessary at the balance sheet date.
During the fourth quarter of 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net for one owned community. Due to recurring net operating losses, the Company concluded the assets related to this community had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of this community was determined using an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.

New Accounting Pronouncements
See “Note 3–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

Results of Operations
The following table includes our Consolidated Statements of Operations and Comprehensive Income (Loss) data in thousands of dollars and expressed as a percentage of total revenues for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022		2021
(in thousands)	$	%	$	%
Revenues:
Resident revenue	$208,703	87.5	$190,213	81.0
Management fees	2,359	1.0	3,603	1.5
Managed community reimbursement revenue	27,371	11.5	40,902	17.4
Total revenues	$238,433	100.0%	$234,718	100.0%
Expenses:
Operating expenses	171,635	72.0	157,269	67.0
General and administrative expenses	30,286	12.7	32,328	13.8
Depreciation and amortization expense	38,448	16.1	37,870	16.1
Long-lived asset impairment	1,588	0.7	6,502	2.8
Managed community reimbursement expense	27,371	11.5	40,902	17.4
Total expenses	269,328	113.0%	274,871	117.1%
Other income (expense):
Interest income	235	0.1	6	—
Interest expense	(33,025)	(13.9)	(37,234)	(15.9)
(Loss) gain on extinguishment of debt, net	(641)	(0.3)	199,901	85.2
Loss on settlement of backstop	—	—	(4,600)	(2.0)
Other income	10,011	4.2	8,270	3.5
Income (loss) before benefit (provision) for income taxes	(54,315)	(22.8)	126,190	53.8
Provision for income taxes	(86)	—	(583)	(0.2)
Net (loss) income and comprehensive (loss) income	$(54,401)	53.6%	$125,607	53.5%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenues
Resident revenue for the year ended December 31, 2022 was $208.7 million as compared to $190.2 million for the year ended December 31, 2021, an increase of $18.5 million, or 9.7%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Management fee revenue for the year ended December 31, 2022 decreased by $1.2 million as compared to the year ended December 31, 2021, primarily as a result of managing fewer communities in 2022.
Managed community reimbursement revenue for the year ended December 31, 2022 was $27.4 million as compared to $40.9 million for the year ended December 31, 2021, representing a decrease of $13.5 million, or 33.1%. The decrease was primarily a result of transitioning sixteen Fannie Mae communities to other operators during the year ended December 31, 2021.
Expenses
Total expenses were $269.3 million during fiscal year 2022 compared to $274.9 million during fiscal year 2021, representing a decrease of $5.6 million. This decrease was primarily the result of a decrease in long-lived asset impairment of $4.9 million, a decrease of $2.0 million in general and administrative expenses, and a decrease of $13.5 million in managed community reimbursement expense in 2022 as compared to 2021. These decreases were partially offset by $14.4 million increase in operating expenses.
Operating expenses for the year ended December 31, 2022 were $171.6 million as compared to $157.3 million for the year ended December 31, 2021, an increase of $14.4 million or 9.1%. The increase is primarily due to increases of $9.9 million in labor and employee-related expenses including premium labor and contract labor, $1.3 million in utilities, $1.2 million in food costs, $0.6 million in supplies, and $0.6 million in promotion and marketing expenses.
General and administrative expenses for the year ended December 31, 2022 were $30.3 million as compared to $32.3 million for year ended December 31, 2021, a decrease of $2.0 million, or 6.3%. The decrease is primarily due to a $2.3 million decrease in bonuses and a $1.3 million decrease in employee insurance and workers' compensation, partially offset by $1.5 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense included in general and administrative expenses was $4.3 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.
The $0.6 million increase in depreciation and amortization expense is primarily due to the acquisition of the two Indiana communities during the first quarter of 2022.
During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $1.6 million related to the management's commitment to a plan to sell the community shortly after the balance sheet date, and the agreed-upon selling price being below the community's carrying amount, compared to $6.5 million of non-cash impairment charges recorded during the year ended December 31, 2021, in relation to one owned community with decreased cash flow estimates as a result of recurring net operating losses.
Managed community reimbursement expense for the year ended December 31, 2022 was $27.4 million as compared to $40.9 million for the year ended December 31, 2021, a decrease of $13.5 million, or 33.1%. The decrease was primarily a result of transitioning sixteen Fannie Mae communities to other operators during the year ended December 31, 2021.
Other income and expense.
Interest income generally reflects interest earned on the investment of cash balances and escrow funds or interest associated with certain income tax refunds or property tax settlements. Interest income increased by $0.2 million compared to the prior year primarily due to more active cash management and increased investment in money market accounts.
Interest expense for the year ended December 31, 2022 was $33.0 million as compared to $37.2 million for the year ended December 31, 2021, a decrease of $4.2 million, or 11.3%, due to lower overall borrowings in 2022, partially offset by increased interest rates associated with the Company’s variable rate mortgages.
Loss on extinguishment of debt for the year ended December 31, 2022 was $0.6 million as compared to a gain on extinguishment of debt of $199.9 million for the year ended December 31, 2021, a decrease of $200.5 million, or 100.3%. The 2022 loss was incurred in conjunction with the refinancing of debt during the first quarter of 2022. The 2021 gain is related to the derecognition of notes payable and liabilities as a result of transition of legal ownership of sixteen communities to Fannie Mae, the holder of the non-recourse debt related to such properties.
Other income for the year ended December 31, 2022 was $10.0 million as compared to other income of $8.3 million for the year ended December 31, 2021. Both such periods include cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19 of $9.1 million and $8.7 million, respectively.
Provision for income taxes.
Provision for income taxes for the year ended December 31, 2022 was $0.1 million, or 0.16% of net income before income taxes, compared to a provision for income taxes of $0.6 million, or 0.46% of loss before income taxes, for the year ended December 31, 2021. The effective tax rates for the years ended December 31, 2022 and 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 16 Texas communities at each of December 31, 2022 and 2021, which contributes to the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income. At year end, the Company had a three-year cumulative operating loss for its U.S. operations and accordingly, has provided a full valuation allowance on its net deferred tax assets. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized.

Net income (loss) and comprehensive income (loss).
As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $54.4 million for the year ended December 31, 2022, compared to net income and comprehensive income of $125.6 million for the year ended December 31, 2021.

Liquidity and Capital Resources
In addition to approximately $16.9 million of unrestricted cash balances on hand as of December 31, 2022, the Company’s principal sources of liquidity are expected to be cash flows from operations, COVID-19 or related relief grants from various state agencies, proceeds from debt refinancings, and/or proceeds from the sale of owned assets. During November 2021, the Company raised net proceeds of $141.4 million from the private placement of Series A Preferred Stock and common stock to the Conversant Investors and the sale of common stock pursuant to the Rights Offering, and the A&R Investment Agreement allows, subject to certain conditions, for an additional $25 million equity investment by the Conversant Investors to fund future growth initiatives (as more fully described in the A&R Investment Agreement). In March and December 2022 the Company completed the refinancing of certain existing mortgage debt. See "Note 8–Notes Payable" in the Notes to Consolidated Financial Statements.
The Company has implemented plans, which include strategic and cash-preservation initiatives, designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2022 financial statements are issued. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurance can be given that certain options will be available on terms acceptable to the Company, or at all. If the Company is unable to successfully execute all of the planned initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued. See “Note 2–Going Concern Uncertainty" in the Notes to Consolidated Financial Statements.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(2,578)	$(28,795)
Net cash used in investing activities	(36,904)	(10,443)
Net cash (used in) provided by financing activities	(22,652)	99,415
(Decrease) increase in cash and cash equivalents	$(62,134)	$60,177
Operating activities.
The net cash used in operating activities for the year ended December 31, 2022 primarily results from net loss of $54.4 million, partially offset by increases in operating assets and liabilities of $3.2 million and net positive non-cash activity of $48.6 million. The net cash used in operating activities for the year ended December 31, 2021, primarily results from net income of $125.6 million, partially offset by decreases in operating assets and liabilities of $9.4 million and net non-cash charges of $145.0 million.

Investing activities.
The net cash used in investing activities for the year ended December 31, 2022 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $24.6 million and the acquisition of two communities in Indiana for an aggregate purchase price of $12.3 million. The net cash used in investing activities for the year ended December 31, 2021 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $10.4 million.
Financing activities.
The net cash used in financing activities for the year ended December 31, 2022 primarily results from repayments of notes payable of $102.4 million, deferred loan costs of $2.4 million, purchase of derivative assets of $2.7 million, and preferred stock dividends of $3.0 million, partially offset by $88.1 million of proceeds from the refinancing of certain of our mortgage debt, See "Note 8–Notes Payable" in the Notes to Consolidated Financial Statements. The net cash provided by financing activities for the year ended December 31, 2021 primarily results from $141.4 million in net proceeds from the transactions contemplated by the A&R Investment Agreement and Rights Offering, and $23.1 million of proceeds from debt which includes the $16.0 million proceeds from the Promissory Note (See "Note 5–Significant Transactions" in the Notes to Consolidated Financial Statements), partially offset by repayments of notes payable of $65.0 million, which includes paying off the amounts owed to Fifth Third Bank and the Promissory Note.
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
Except for the non-compliance with Fannie Mae mortgages for the two properties in the process of transitioning back to Fannie Mae, and certain mortgage loan agreements with Protective Life (See "Note 16–Subsequent Events" in the Notes to Consolidated Financial Statements), the Company was in compliance with all aspects of its outstanding indebtedness as of December 31, 2022.
Impact of Inflation
The continuation of the current inflationary environment could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurances that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.
Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 6.5% during 2022, with food and energy prices increasing above 10%. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. Despite our mitigation efforts and with higher occupancy, for 2022 our non-labor operating expense in our same-store community portfolio increased approximately $4.0 million, or 6.8%, compared to the prior year. For 2023, we expect to continue to experience inflationary pressures.
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We began to experience pressures associated with the intensely competitive labor environment during 2021, which continued throughout 2022. The United States’ unemployment rate remained at or below 4.0% each month during 2022, and many of states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. To cover existing open positions, during 2021 and continuing into 2022, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our same-store community portfolio, the labor component of our operating expense increased approximately $9.5 million, or 10.2% during 2022 compared to 2021. The increase primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during 2022, and an increase in the use of premium labor, primarily contract labor and overtime.

For 2023, we expect to continue to experience labor cost pressures as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements of the Company are included in Item 15 of this Annual Report on Form 10-K.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and the material weakness described below, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.
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
Remediation Plan
As disclosed in previous filings for the years ended December 31, 2020 and 2021, and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, we previously identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of December 31, 2022, as disclosed above, and our expected timeline for completing the remediation of this material weakness has extended beyond our original estimates.
We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2023.
The establishment of effective internal controls over financial reporting and disclosure controls and procedures is the responsibility of the Company. As a non-accelerated filer, the Company is not required to obtain an attestation on internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.
None.

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
ITEM 11.    EXECUTIVE COMPENSATION.*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.*
_____________________________________
*Information required by Items 10, 11, 12, 13 and 14 will be set forth in our proxy statement, which will be filed with the SEC within 120 days after December 31, 2022.

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

10.8
Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.9
Employment Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.1
Non-qualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.11
Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.12
Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.13
Employment Agreement, dated February 20, 2019, by and between Capital Senior Living Corporation and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission on August 9, 2019.)

10.14
Amendment to Employment Agreement, by and between Sonida Senior Living, Inc. and Brandon Ribar (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on August 5, 2022.)

10.15
Sign-On Performance Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.16
Sign-On Restricted Stock Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation. and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.17
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

10.18
Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

10.19
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

10.21
Form of Retention Agreement for Company Executive Officers (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 13, 2021.)

10.22
Amended and Restated Investment Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 2021.)

10.23
Rights Offering Backstop and Participation Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation, Silk Partners LP and Arbiter Partners QP, LP (Incorporated by reference to Exhibit 10.2 Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 2021.)

10.24
Investor Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Silk Partners LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.25
Registration Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.26
Warrant Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.27
Employment Agreement by and between Sonida Senior Living, Inc. and Kevin Detz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on April 19, 2022.)

10.28
Employment Agreement by and between Sonida Senior Living, Inc. and Timothy Cober (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 24, 2022.)

10.29	Omnibus Joinder Agreement and First Amendment to Term Loan Agreement and Other Loan Documents, by and between Sonida Senior Living, Inc. and Ally Bank on December 13, 2022

*21.1	Subsidiaries of the Company

*23.1	Consent of Ernst & Young LLP

*23.2	Consent of RSM US LLP

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
_____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIDA SENIOR LIVING, INC.

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director

Date: March 30, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Brandon M. Ribar and Kevin J. Detz and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ BRANDON M. RIBAR	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Brandon M. Ribar

/s/ KEVIN J. DETZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2023
Kevin J. Detz

/s/ DAVID W. JOHNSON	Chairman of the Board	March 30, 2023
David W. Johnson

/s/ NOAH R. BEREN	Director	March 30, 2023
Noah R. Beren

/s/ BENJAMIN P. HARRIS	Director	March 30, 2023
Benjamin P. Harris

/s/ JILL M. KRUEGER	Director	March 30, 2023
Jill M. Krueger

/s/ MAX J. LEVY	Director	March 30, 2023
Max J. Levy

/s/ SHMUEL S.Z. LIEBERMAN	Director	March 30, 2023
Shmuel S.Z. Lieberman

/s/ ELLIOT R. ZIBEL	Director	March 30, 2023
Elliot R. Zibel

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sonida Senior Living, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sonida Senior Living, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations and total current liabilities exceed total current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Valuation of long-lived assets for impairment
As described in Note 4 to the consolidated financial statements, the Company assessed $615.8 million of long-lived assets for impairment. The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of its long-lived assets may not be recoverable. As part of the Company’s impairment indicator analysis, management considers numerous potential indicators of impairment which include internal factors, such as net operating losses, along with external factors relating to each asset including contract changes, local market developments and other publicly available information to determine whether impairment indicators exist. The Company identified indicators of impairment for certain long-lived assets and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis.

We identified the evaluation of impairment for asset groups with impairment indicators as a critical audit matter because of the significant assumptions management makes in estimating the future undiscounted cash flows, including revenue and expense projections and terminal capitalization rates used. Auditing management’s undiscounted cash flow model required a high degree of auditor judgment and increased audit effort as estimates underlying the calculation, including revenue and expense growth rates and terminal capitalization rates, were based on assumptions which are impacted by expected future market and economic conditions.
Our audit procedures related to the Company’s evaluation of long-lived assets for impairment included the following, among others.
•We evaluated the reasonableness of management’s undiscounted cash flow projections by testing the inputs used to develop estimates of future cash flow including occupancy, rental rate and expense growth assumptions by comparing to historical occupancy trends, consideration of changes in the asset group’s business and inspection of publicly available industry and market outlook information.
•We evaluated the reasonableness of management’s terminal capitalization rates by comparing rates to market and industry sales data.
•We assessed information and events subsequent to the balance sheet date to corroborate the expected increase in rental rates to resident leases.
/s/ RSM US LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 30, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sonida Senior Living, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sonida Senior Living, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2006 to 2021.
Dallas, Texas
April 15, 2022

SONIDA SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,913	$78,691
Restricted cash	13,829	14,185
Accounts receivable, net	6,114	3,983
Federal and state income taxes receivable	2	—
Prepaid expenses and other	4,097	9,328
Derivative assets, current	2,611	—
Total current assets	43,566	106,187
Property and equipment, net	615,754	621,199
Derivative assets, non-current	111	—
Other assets, net	1,837	1,166
Total assets	$661,268	$728,552
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,272	$9,168
Accrued expenses	36,944	37,026
Current portion of notes payable, net of deferred loan costs	46,029	69,769
Current portion of deferred income	3,419	3,162
Federal and state income taxes payable	—	599
Other current liabilities	653	758
Total current liabilities	94,317	120,482
Other long-term liabilities	113	288
Notes payable, net of deferred loan costs and current portion	625,002	613,342
Total liabilities	719,432	734,112
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of December 31, 2022 and 2021	43,550	41,250
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 15,000 as of December 31, 2022 and 2021; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares — 15,000 and 15,000 as of December 31, 2022 and 2021, respectively; 6,670 and 6,634 shares issued and outstanding as of December 31, 2022 and 2021, respectively	67	66
Additional paid-in capital	295,277	295,781
Retained deficit	(397,058)	(342,657)
Total shareholders’ deficit	(101,714)	(46,810)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$661,268	$728,552
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021
	(In thousands, except per share data)
Revenues:
Resident revenue	$208,703	$190,213
Management fees	2,359	3,603
Managed community reimbursement revenue	27,371	40,902
Total revenues	$238,433	$234,718
Expenses:
Operating expense	171,635	157,269
General and administrative expense	30,286	32,328
Depreciation and amortization expense	38,448	37,870
Long-lived asset impairment	1,588	6,502
Managed community reimbursement expense	27,371	40,902
Total expenses	269,328	274,871
Other income (expense):
Interest income	235	6
Interest expense	(33,025)	(37,234)
Gain (loss) on extinguishment of debt, net	(641)	199,901
Loss on settlement of backstop	—	(4,600)
Other income, net	10,011	8,270
Income (loss) before provision for income taxes	(54,315)	126,190
Provision for income taxes	(86)	(583)
Net (loss) income	$(54,401)	$125,607
Dividends on Series A convertible preferred stock	(2,269)	(718)
Undeclared dividends on Series A convertible preferred stock	(2,300)	—
Remeasurement of Series A convertible preferred stock	—	(13,474)
Net income (loss) attributable to common stock	$(58,970)	$111,415
Per share data:
Basic net income (loss) per share	$(9.27)	$38.24
Diluted net income (loss) per share	$(9.27)	$37.92
Weighted average shares outstanding — basic	6,359	2,750
Weighted average shares outstanding — diluted	6,359	2,773
Comprehensive income (loss)	$(54,401)	$125,607

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Amount
	(In thousands)
Balance as of December 31, 2020	2,084	$21	$188,978	$(468,264)	$(279,265)
Restricted stock awards (cancellations), net	298	2	(2)	—	—
Issuance of common stock, net (1)	4,252	43	105,392	—	105,435
Issuance of warrants, net	—	—	12,798	—	12,798
Issuance of Series A convertible preferred stock dividends	—	—	(718)	—	(718)
Non-cash stock-based compensation	—	—	2,807	—	2,807
Remeasurement of Series A convertible preferred stock	—	—	(13,474)	—	(13,474)
Net income	—	—	—	125,607	125,607
Balance as of December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Restricted stock awards (cancellations), net	39	1	(1)	—	—
Undeclared dividends on Series A convertible preferred stock	—	—	(2,300)	—	(2,300)
Issuance of Series A convertible preferred stock dividends	—	—	(2,269)	—	(2,269)
Non-cash stock-based compensation	—	—	4,327	—	4,327
Shares withheld for taxes	(3)	—	(261)	—	(261)
Net loss	—	—	—	(54,401)	(54,401)
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
(1)Issuance of common stock, net includes rights offering, backstop shares and private placement common stock, net of transaction costs and other discounts.

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022		2021
Operating Activities
Net (loss) income	$(54,401)		$125,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,448		37,870
Amortization of deferred loan costs	1,281		1,519
Unrealized gain on derivative instruments, net	(19)		—
Write-off of other assets	535		—
Loss on disposition of assets, net	43		436
Long-lived asset impairment	1,588		6,502
Casualty losses	1,100		—
Loss (gain) on extinguishment of debt	641		(199,901)
Provision for bad debt	1,159		1,251
Non-cash stock-based compensation expense	4,327		2,807
Other non-cash	(498)		4,478
Changes in operating assets and liabilities:
Accounts receivable	(2,354)		585
Prepaid expenses and other	8,303		(2,420)
Other assets, net	(141)		45
Accounts payable and accrued expenses	(2,245)		(3,122)
Federal and state income taxes receivable/payable	(601)		426
Deferred income	257		(822)
Customer deposits	(1)		(342)
Other liabilities	—		(3,714)
Net cash used in operating activities	(2,578)		(28,795)
Investing Activities
Acquisition of new communities	(12,342)		—
Capital expenditures	(24,562)		(10,443)
Net cash used in investing activities	(36,904)	-36904000	(10,443)
Financing Activities
Proceeds from notes payable	88,125		23,081
Repayments of notes payable	(102,351)		(64,971)
Proceeds from issuance of Series A convertible preferred stock	—		41,250
Proceeds from issuance of common stock	—		113,538
Payment of transaction costs for the A&R Investment Agreement	—		(13,380)
Other financing activities	(114)		(103)
Deferred loan costs paid	(2,361)		—
Shares withheld for taxes	(261)		—
Series A convertible preferred stock dividends	(2,987)		—
Purchase of derivative assets	(2,703)		—
Net cash (used in) provided by financing activities	(22,652)	-22652000	99,415
(Decrease) increase in cash and cash equivalents	(62,134)		60,177
Cash and cash equivalents and restricted cash at beginning of year	92,876		32,699
Cash and cash equivalents and restricted cash at end of year	$30,742		$92,876
Supplemental Disclosures
Cash paid during the year for:
Interest	$29,626		$31,126
Income taxes	$725		$329
Non-cash investing and financing activities:
Non-cash additions of property, plant and equipment	$1,559		$55
Property and equipment acquired with finance lease liabilities	$—		$148
Accrued dividends on Series A convertible preferred stock	$2,300		$718
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Sonida Senior Living, Inc., (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops, and manages senior housing communities throughout the United States. As of December 31, 2022, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties. As of December 31, 2022, the Company had two properties that the Company no longer operates that were in the process of transitioning legal ownership back to the Federal National Mortgage Association ("Fannie Mae"). The transfer of ownership was completed in January 2023. See "Note 16–Subsequent Events." The accompanying consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2. Going Concern Uncertainty and Related Strategic Cash Preservation Initiatives

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the continued impact of the COVID-19 pandemic, the current inflationary environment and the impact of elevated interest rates on the Company’s operations and financial results; (2) $15.7 million of principal payments and $30.1 million of scheduled interest payments due in the next 12 months (excluding $32.0 million of Fannie Mae debt - see "Note 8–Notes Payable"); (3) recurring operating losses and projected operating losses for fiscal periods through March 31, 2024; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in "Note 16–Subsequent Events". The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2022 financial statements are issued.

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2022 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; and (3) debt modifications, refinancings and extensions to the extent available on acceptable terms.

Strategic and Cash Preservation Initiatives

The Company has either taken, or intends to take, the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

•Upon its management team transition in September 2022, the Company promptly implemented new strategic and operational plans to accelerate margin recovery, including the following:

◦Design and execution of a comprehensive resident rate review program to align revenues with the significant increase in the operating cost environment.

◦Implementation of a global purchasing organization function to leverage scaled purchasing to lower unit operating costs.

◦Use of several internally developed and external programs to provide alternative mitigants to a challenging labor environment.

•We have adopted a comprehensive cash optimization strategy aimed at improving working capital management.

•The company is engaged in active discussions with certain of its lenders in regards to potential modifications of certain mortgage debt on more favorable terms, which does not preclude a potential ownership transfer on select communities based on various financial metrics.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $2.0 million in various state grants during January and February of 2023. See "Note 16–Subsequent Events".

•Under the terms of the A&R Investment Agreement, the Company may request additional investments from the Conversant Investors in shares of Series A Preferred Stock (up to an aggregate amount equal to $25.0 million) that can be used for future investment in accretive capital expenditures and acquisitions, subject to certain conditions.

While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued; the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurances can be given that certain options will be available on terms acceptable to the Company, or at all. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. In addition, it is probable that the Company will not be able to comply with some of the financial covenants and other restrictions contained in our debt instruments, which would in turn trigger an event of default under our loan agreements. An event of default, subject to cure provisions in certain instances, would give the respective lenders the right to accelerate the related debt and to declare all amounts outstanding to be immediately due and payable, or foreclose on collateral securing the outstanding indebtedness. We cannot assure that we could pay these debt obligations if they became due prior to their stated dates.

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

In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank. Ally Bank required a debt service reserve of $1.5 million as part of this transaction, which is included in the restricted cash balances as of December 31, 2022. See "Note 8–Notes Payable."
In August 2021, the Company executed a one year extension of the Company's loan agreement with PNC Bank, National Association (successor to BBVA) ("PNC Bank"), which extended the maturity date to December 10, 2022. PNC Bank required a debt service reserve of $0.9 million as part of this extension, which was included in the restricted cash balances as of December 31, 2021. In March 2022 the Company refinanced this loan with a different lender as further described in Note 8– Notes Payable.
The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Years Ended December 31,
	2022	2021
Cash and cash equivalents	$16,913	$78,691
Restricted cash:
Property tax and insurance reserves	6,184	6,666
Lender reserve	1,500	900
Capital expenditures reserves	2,034	2,637
Deposits pursuant to outstanding letters of credit	4,111	3,982
Total restricted cash	13,829	14,185
Total cash, cash equivalents, and restricted cash	$30,742	$92,876

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
The Company recognized a non-cash impairment charges of $1.6 million to its "Property and equipment, net" during the year ended December 31, 2022, which related to one owned community. The Company recognized non-cash impairment charges of $6.5 million to its "Property and equipment, net" during the year ended December 31, 2021, which related to one owned community. See "Note 4–Impairment of Long-Lived Assets".

Fair Value Measurement
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting             entity at the measurement date.

Level 2 Inputs – Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs – Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company's other financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued expenses, derivative financial instruments, and long-term debt. The carrying value of the Company’s receivables, trade payables, and accrued expenses approximates fair value due to their highly liquid nature, short-term maturity, or competitive rates assigned to these financial instruments. See "Note 13–Fair Value".

    The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We may also be required to enter into interest rate derivative instruments in compliance with debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes. See "Note 14–Derivatives and Hedging".
Derivative instruments may be designated for hedge accounting under ASC 815-20, Derivatives - Hedging. Instruments that meet hedge criteria are formally designated as hedges at the inception of the instrument. For those instruments designated as hedges, the changes in fair value are recognized in other comprehensive income (“OCI”), and any ineffectiveness is recognized immediately in earnings. As of December 31, 2022, the Company did not have any derivative instruments designated as hedges under ASC 815-20, Derivatives - Hedging.
The Company’s derivative assets and liabilities are measured at fair value. Fair value related to the cash flows occurring within one year are classified as current and the fair value related to the cash flows occurring beyond one year are classified as non-current in the consolidated balance sheets.

Stock-based Plans
The Company applies the provisions of ASC 718, Compensation - Stock Compensation, in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the Company's option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the Company's stock at the date of grant. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. The Company recognizes forfeitures as they occur.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $1.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

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

Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears. Other operating revenue consists of Provider Relief funds received from various states due to the financial distress impacts of COVID-19.
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.4 million and $3.2 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.
Revenues from the Medicaid program accounted for approximately 10.0% of the Company’s revenue in fiscal year 2022, and 9.6% of the Company’s revenue in fiscal year 2021. During fiscal years 2022 and 2021, 28 and 42, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal years 2022 or 2021.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s Consolidated Statements of Operations and Comprehensive Income

(Loss). The related costs are included in “managed community reimbursement expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Revenue for the years ended December 31, 2022 and 2021 is comprised of the following components (in thousands):

	Years Ended December 31,
	2022	2021
Housing and support services	$204,349	$187,404
Community fees	1,898	1,646
Ancillary services	1,243	1,163
Other operating revenue (1)	1,213	—
Resident revenue	208,703	190,213
Management fees	2,359	3,603
Managed community reimbursement revenue	27,371	40,902
Total revenues	$238,433	$234,718
________
(1) Other operating revenue consists of Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue additional funding that may become available in the future, but there is no guarantee of qualifying for, or receiving, any additional relief funds in the future.
In April 2022 and January 2021, the Company accepted $9.1 million and $8.7 million of cash, respectively, through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phases 4 and 3 General Distribution, respectively, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. Both the Phase 4 and Phase 3 Provider Relief Funds were recorded as other income in the years ended December 31, 2022 and 2021, respectively. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received.

Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.9 million and $4.7 million as of December 31, 2022 and 2021, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts. Adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of the COVID-19 pandemic, which has adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations. We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which we estimate represented approximately 24%, 18%, 20%, and 10%, respectively, of our resident revenues for the year ended December 31, 2022.

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
As of December 31, 2022 and 2021, the Company had operating leases for equipment, as well as finance leases for certain vehicles, and no leased senior housing communities. As of December 31, 2022 and 2021, the balances of operating lease assets and liabilities, finance lease assets and liabilities, as well as lease expenses and cash flows associated with those leases, were insignificant to consolidated financial statements of the Company taken as a whole.

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service ("IRS") determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2022. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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

Net Income (Loss) Per Common Share
The Company uses the two-class method to compute net income per common share because the Company has issued securities (Series A Preferred Stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and Series A Preferred Stock (on an if-converted basis) to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the Series A Preferred Stock have no obligation to fund losses.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Years Ended December 31,
	2022	2021
Basic net (loss) income per common share calculation:
Net (loss) income	$(54,401)	$125,607
Less: Dividends on Series A Preferred Stock	(2,269)	(718)
Less: Undeclared dividends on Series A Preferred Stock	(2,300)	—
Less: Remeasurement of Series A Preferred Stock	—	(13,474)
Less: Undistributed earnings to participating securities	—	(6,266)
Net (loss) income attributable to common stockholders	$(58,970)	$105,149
Weighted average shares outstanding — basic	6,359	2,750
Basic net income (loss) per share	$(9.27)	$38.24

Diluted net (loss) income per common share calculation:
Net (loss) income attributable to common stockholders	$(58,970)	$105,149
Weighted average shares outstanding — diluted	6,359	2,773
Diluted net income (loss) per share	$(9.27)	$37.92

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Years Ended December 31,
(shares in thousands)	2022	2021
Series A Preferred Stock (if converted)	1,088.7	163.8
Restricted stock awards	381.8	26.6
Warrants	1,031.3	163.8
Stock options	9.8	9.8
Total	2,511.6	364.0

Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A and as such is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of December 31, 2022 and 2021, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2022 and December 31, 2021, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered as perpetual.
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

Reclassifications
Certain amounts previously reflected in the prior year consolidated balance sheet have been reclassified to conform to our December 31, 2022 presentation. The consolidated balance sheet as of December 31, 2021 reflects reclassifying “operating lease right-of-use assets, net” to “other assets, net”, “property tax and insurance deposits” to “restricted cash”, lender reserves from “other assets, net” to “restricted cash", "current portion of lease liabilities" to "other current liabilities", and "lease liabilities, net of current portion" to "other long-term liabilities". "Customer deposits" were combined into "other current liabilities." The consolidated statements of operations for the year ended December 31, 2021 includes the reclassification of "gain (loss) on disposition of assets" to "other income, net", as well as an immaterial correction to classify “stock-based compensation expense”, which was previously reported as a separate line item, within “general and administrative expense".
These reclassifications had no effect on the previously reported total assets, total liabilities, or reported net income. The consolidated statements of cash flows reflect reclassifying changes in property tax and insurance deposits and changes in lender reserves to restricted cash beginning/ending balances, consistent with the balance sheet reclassifications described above.

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements as of December 31, 2022 or 2021.
Recently Adopted Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London InterBank Offered Rate. The new standard was effective upon issuance and elections can be made through December 31, 2022. The adoption of the optional expedient has not had and is not expected to have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The determination of the allowance for credit losses under the new standard would typically be based on evaluation of a number of factors, including but not limited to general economic conditions, payment status, historical collection patterns and loss experience, financial strength of the borrower, and nature, extent and value of the underlying collateral. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023 and do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.
Fair Value Measurement of Equity Securities
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

4. Impairment of Long-Lived Assets
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
The Company recognized a non-cash impairment charge of $1.6 million to its "Property and equipment, net" during the year ended December 31, 2022, which related to one owned community. The impairment charge resulted from: a) the management's commitment to a plan to sell the community shortly after the balance sheet date, but before the issuance of this Annual Report on Form 10-K; and b) the agreed-upon selling price being below the community's carrying amount. In complying with the requirements under ASC 360, Property, Plant, and Equipment, management evaluated the significance of the asset in relation to the overall asset group, as well as the facts and circumstances surrounding the sale of this particular asset, and determined that no additional testing of the asset group under the held-and-used impairment approach was necessary at the balance sheet date.
The Company recognized non-cash impairment charges of $6.5 million to its property and equipment, net during the year ended December 31, 2021, which related to one owned community. Due to the recurring net operating losses, the Company concluded the assets related to this community had indicators of impairments and the carrying value was not fully recoverable. The fair value of the property and equipment, net of this community was determined using an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.
During the years ended December 31, 2022 and 2021, for long-lived assets where indicators of impairment were identified, tests of recoverability were performed, and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the long-lived asset noted above.

5. Significant Transactions
Indiana Acquisition
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
Refinancing
During the year ended December 31, 2022, the Company completed the refinancing of certain of its mortgage debt. See "Note 8–Notes Payable".
Investment Agreement
On October 1, 2021, the Company entered into an Amended and Restated Investment Agreement (the "A&R Investment Agreement") with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP ("Conversant Fund B" and, together with Conversant Fund A, the “Conversant Investors”), affiliates of Conversant Capital LLC, which amended and restated in its entirety the Investment Agreement that the Company entered into with the Conversant Investors on July 22, 2021 and was subsequently amended (the “Original Investment Agreement”). Pursuant to the A&R Investment Agreement, (i) the Conversant Investors purchased from the Company, and the Company sold to the Conversant Investors, in a private placement (the “Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), 41,250 shares of newly designated Series A convertible preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 and 1,650,000 shares of common stock, par value $0.01 per share, at a price per share equal to $25; (ii) the Conversant Investors received 1,031,250 warrants, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date; (iii) the Company amended the terms of its previously announced rights offering under the Original Investment Agreement to allow the holders of record of its outstanding shares of common stock at the close of business on September 10, 2021 the right to purchase at $30 per share, 1.1 shares of common stock for each share of common stock held (the “Rights Offering”), in each case as more fully described in the A&R Investment Agreement.
In addition, pursuant to the A&R Investment Agreement, the Conversant Investors agreed to partially backstop the Amended Rights Offering up to $50.5 million through the purchase of additional shares of the Company's common stock at $30 per share. In consideration for the backstop commitments of the Conversant Investors, the Company paid to the Conversant Investors, as a premium, 174,675 shares of common stock. On or after the closing date under the A&R Investment Agreement, the Company may from time to time request additional investments from the Conversant Investors in shares of Series A Preferred Stock for future investment in accretive capital expenditures and acquisitions post-closing up to an aggregate amount equal to $25.0 million, subject to certain conditions.
Simultaneously with the entry into the Investment Agreement, the Company and the Conversant Investors entered into a $17.3 million secured promissory note (the “Promissory Note”) to provide interim debt financing which was scheduled to mature in July 2022 and was subsequently amended. The Promissory Note was amended by the A&R Investment Agreement to reduce the aggregate indebtedness outstanding by $1.3 million, resulting in an amended secured promissory note in the amount of $16.0 million. The Promissory Note was fully repaid upon closing of the transactions contemplated by the A&R Investment Agreement and the Company recognized a $1.0 million loss on extinguishment of the Promissory Note. See "Note 8–Notes Payable."
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

At the Closing, all outstanding performance-based stock based compensation including restricted shares were converted at target award levels to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. See “Note 10–Stock-Based Compensation.”

6. Property and Equipment
As of December 31, 2022 and 2021, property and equipment, net and leasehold improvements, which include assets under finance leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2022	2021
Land		$47,476	$46,069
Land improvements	5 to 20 years	20,053	19,146
Buildings and building improvements	10 to 40 years	842,854	814,035
Furniture and equipment	5 to 10 years	53,236	52,602
Automobiles	5 to 7 years	2,704	2,662
Leasehold improvements, and assets under finance leases	(1)	1,899	2,276
Construction in progress	NA	666	392
Total property and equipment		968,888	937,182
Less accumulated depreciation and amortization		(353,134)	(315,983)
Property and equipment, net		$615,754	$621,199
_____________________________________
(1)Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under finance leases and leasehold improvements include $0.2 million and $0.3 million of finance lease right-of-use assets, net of accumulated amortization, as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, property and equipment, net included $1.6 million and $0.1 million, respectively, of capital expenditures which had been incurred but not yet paid. During the years ended December 31, 2022 and December 31, 2021, the Company recognized non-cash impairment charges to "Property and equipment, net" of $1.6 million and $6.5 million, respectively. See “Note 4–Impairment of Long–Lived assets.”

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and employee benefits	$13,795	$13,592
Accrued interest (1)	9,374	7,311
Accrued taxes	6,939	7,278
Accrued professional fees	3,179	4,102
Accrued other expenses	3,657	4,743
	$36,944	$37,026
__________
(1) Includes accrued interest related to the remaining two Fannie Mae communities totaling $4.1 million and $2.7 million as of December 31, 2022 and December 31, 2021, respectively. See “Transactions Involving Certain Fannie Mae Loans” disclosure below. On January 11, 2023, Fannie Mae completed the transfer of ownership on the two properties. As a result of the change in legal ownership, the Company will derecognize all of the debt and accrued interest related to the two properties. See "Note 16-Subsequent Events".

8. Notes Payable
Notes payable consists of the following (in thousands):

			December 31,
	Weighted average interest rate	Maturity Date	2022	2021
Fixed rate mortgage notes payable	4.6%	2024 to 2045	$503,312	$561,006
Fannie Mae mortgage notes payable (1)	4.6%	2023	31,991	31,991
Variable rate mortgage notes (2)	5.9%	2026 to 2029	137,652	88,711
Notes payable - insurance	5.4%	2023	1,724	3,483
Notes payable - other	7.1%	2023	1,619	2,121
Notes payable, excluding deferred loan costs			$676,298	$687,312
Deferred loan costs, net			5,267	4,201
Total notes payable, net			$671,031	$683,111
Less current portion			46,029	69,769
Total long-term notes payable, net			$625,002	$613,342

The aggregate scheduled maturities of notes payable as of December 31, 2022 are as follows (in thousands):

2023 (1)	$47,669
2024	152,155
2025	114,285
2026	164,044
2027	3,980
Thereafter	194,165
Total notes payable, excluding deferred loan costs	$676,298
(1)See "Transactions Involving Certain Fannie Mae Loans" disclosure below. On January 11, 2023, Fannie Mae completed the transfer of ownership on the two properties. As a result of the change in legal ownership, the Company will derecognize all of the debt and accrued interest related to the two properties. See "Note 16-Subsequent Events".
(2)Capped weighted average rate. See "Note 14-Derivatives and Hedging" for interest rate cap agreements on variable rate mortgage notes payable.

As of December 31, 2022, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on either one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of December 31, 2022, one-month LIBOR and one-month SOFR were 4.4% and 4.3%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.
As of December 31, 2022, we had property and equipment with a net carrying value of $604.5 million that is secured by outstanding notes payable, and two unencumbered properties with a net book value of $12.9 million which could provide a source of liquidity from new debt.

2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available in the lender's discretion to fund future growth initiatives. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility based upon achieving certain financial covenants and then maintained over the life of the loan. As defined and required in the Limited Payment Guaranty, the Company is required to maintain certain covenants including maintaining a Tangible Net Worth of $150 million and Liquid Assets of at least $13 million which is inclusive of a $1.5 million debt service reserve provided by the Company at the closing of the Refinance Facility. The debt service reserve may be released upon terms described in the loan agreement and is included in restricted cash.

In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.4 million, are included in deferred loan costs as of December 31, 2022. The financing transaction generated a loss on refinancing of notes payable of $0.6 million which is included in loss on extinguishment of debt for the twelve months ended December 31, 2022.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of December 31, 2022 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility also requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the loan agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of December 31, 2022, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
The Refinance Facility requires the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022. See "Note 14–Derivatives and Hedging".

Notes Payable - Insurance
In June 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million, of which $0.5 million was outstanding as of December 31, 2022. In July 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.3 million, of which $0.1 million was outstanding as of December 31, 2022. In December 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.1 million, of which $1.1 million was outstanding as of December 31, 2022. As of December 31, 2022, the Company had finance agreements totaling $1.7 million, with fixed interest rates ranging from 4.45% to 5.60%, and weighted average rate of 5.44%, with the principals being repaid over ten-month term.

Transactions Involving Certain Fannie Mae Loans
The Coronavirus Aid, Relief and Economic Security Act of 2020 ("CARES Act"), among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. On May 7, 2020, the Company entered into forbearance agreements with Berkadia Commercial Mortgage LLC, as servicer of 23 of its Fannie Mae loans covering 20 of the Company's properties. On May 9, 2020, the Company entered into a forbearance agreement with Wells Fargo Bank (“Wells Fargo”), as servicer of one Fannie Mae loan covering one of the Company's properties. On May 20, 2020, the Company entered into forbearance agreements with KeyBank, as servicer of three Fannie Mae loans covering two of the Company's properties. The forbearance agreements allowed the Company to withhold the loan payments due under the loan agreements for the months of April, May, and June 2020 and Fannie Mae agreed to forbear in exercising its rights and remedies during such three month period. During this three-month loan payment forbearance, the Company agreed to pay to Fannie Mae monthly net operating income, if any, as defined in the forbearance agreement, for the properties receiving forbearance.
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
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties and the Company recorded a gain on extinguishment of debt of $200.9 million, which is included in gain on extinguishment of debt in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2022, two properties remained for which the legal ownership has not been transferred back to Fannie Mae. As of December 31, 2022, the Company included $31.8 million of outstanding debt in current portion of notes payable, net of deferred loan costs of $0.2 million. As of December 31, 2022 and December 31, 2021, the accrued interest related to the remaining two properties was $4.1 million and $2.7 million, respectively, and was included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2022, the Company did not manage any properties on behalf of Fannie Mae.
On January 11, 2023, Fannie Mae completed the transfer of ownership of the two remaining properties. See "Note 16–Subsequent Events."

Protective Life Amendments to Loan Agreements and Loan Modification and Temporary Deferral Agreements
On May 21, 2020, the Company entered into amendments to its loan agreements with one of its lenders, Protective Life Insurance Company (“Protective Life”), related to loans (the "Protective Life Loans") covering ten of the Company's properties. These amendments allowed the Company to defer principal and interest payments for April, May, and June 2020 and to defer principal payments for July 2020 through March 2021. The Company made all required debt service payments in July, August, and September 2020. On October 1, 2020, the Company entered into further amendments to its loan agreements with Protective Life Insurance Company. These amendments allowed the Company to defer interest payments for October, November, and December 2020, and to extend the deferral period of principal payments through September 1, 2021, with such deferral amounts being added to principal due at maturity in either 2025, 2026, or 2031, depending upon the loan. As of December 31, 2022, the Company had deferred payments of $7.2 million related to the Protective Life Insurance Loans, of which $2.6 million was included in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining $4.6 million is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets.

Other Debt Related Transactions
On May 20, 2020, the Company entered into an agreement with Healthpeak (the “Healthpeak Forbearance”), effective from April 1, 2020 through the lease term ending October 31, 2020, to defer a percentage of rent payments.  As of December 31, 2022, the Company had deferred $1.6 million in rent payments, which is included in notes payable, net of deferred loan costs and current portion on the Company’s Consolidated Balance Sheets. The interest accrued on the deferred rent payments was $0.1 million as of December 31, 2022 and was included in accrued expenses in the Company’s Consolidated Balance Sheets.

Deferred Loan Costs
As of December 31, 2022 and December 31, 2021, the Company had gross deferred loan costs of approximately $11.3 million and $11.5 million, respectively. Accumulated amortization was approximately $6.0 million and $7.3 million as of December 31, 2022 and December 31, 2021, respectively.

Debt Covenant Compliance
Except for the non-compliance with Fannie Mae mortgages for the two remaining properties in the process of transition back to Fannie Mae, and certain mortgage loan agreements with Protective Life (See "Note 16–Subsequent Events"), the Company was in compliance with all other aspects of its outstanding indebtedness as of December 31, 2022.

Letters of Credit
The Company previously issued standby letters of credit with Wells Fargo, totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.  On August 27, 2020, the available letters of credit were increased to $4.0 million, and subsequently on July 31, 2022 they were further increased to $4.1 million, all of which remained outstanding as of December 31, 2022.

9. Securities Financing
Series A Preferred Stock
The Company entered into an investment agreement with the Conversant Investors on July 22, 2021 that was subsequently amended and restated on October 1, 2021 and completed and closed on November 3, 2021. On November 3, 2021 (“Closing Date”) under the terms of the A&R Investment Agreement, the Company raised approximately $154.8 million through (i) the issuance to the Conversant Investors of 41,250 shares of newly designated Series A Preferred Stock of the Company, par value $0.01 per share, at $1,000 per share (“Series A Preferred Stock”) that generated approximately $41.25 million in proceeds, 1,650,000 shares of common stock of the Company, par value $0.01 per share, per share at $25 per share that generated approximately $41.25 million in proceeds and 1,031,250 warrants to purchase common stock at $40 per share and (ii) a common stock rights offering to the Company’s existing stockholders (the “Rights Offering”), pursuant to which such common stock holders purchased an additional 1,133,941 shares of common stock at $30 per share that generated approximately $34.0 million in proceeds. The Conversant Investors and Arbiter backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 and 114,911 shares of common stock, respectively, that generated approximately $38.3 million in proceeds, and received a backstop fee amounting to 174,675 shares of common stock and 17,292 shares of common stock, respectively. Of this total, approximately $16.0 million was used to retire the Promissory Note described herein.
With respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A Preferred Stock will rank: (i) on a parity basis with each other class or series of capital stock of the Company now existing or hereafter authorized, classified or reclassified, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Preferred Stock as to dividends or rights; and (ii) junior to each other class or series of capital stock of the Company hereafter authorized, classified or reclassified, the terms of which expressly provide that class or series. In the event of a Change of Control (as defined in the A&R Investment Agreement), the Series A Preferred Stockholders hold a liquidation preference that is equal to $1,000 per share plus the sum of preferred dividends and other dividends paid as additional stock plus any accrued and unpaid dividends (the “Liquidation Preference”).
The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.25 million accrued quarterly in arrears and compounded. Dividends are guaranteed and may be paid in cash or in additional Series A Preferred Stock shares at the discretion of the Company’s Board of Directors. Generally, the Series A Preferred Stockholders do not have special voting rights and have voting rights consistent with common stockholders as if they were one class. Series A Preferred Stockholders are entitled to a number of votes in respect of the shares of Series A Preferred Stock owned by them equal to the number of shares of common stock into which such shares of Series A Preferred Stock would be converted.
Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On December 31, 2021, the Company declared $0.7 million of dividends on the Series A Preferred Stock, which was included in accrued liabilities in the Consolidated Balance Sheets of the Company as of December 31, 2021, and paid in January 2022. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was paid in April 2022. On June 8, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock, which was paid in June 2022. During the three months ended September 30, 2022, and the three months ended December 31, 2022, the Board did not declare dividends, and accordingly, $2.3 million was added to the liquidation preference of the Series A Preferred Stock.
The Series A Preferred Stockholders ("Holder") have the right at any time to convert (an “Optional Conversion”) each share of Series A Preferred Stock into common stock as described in the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. The right of Optional Conversion may be exercised as to all or any portion of such Holder’s Series A Preferred Stock from time to time, except that, in each case, no right of Optional Conversion may be exercised by a Holder in respect of fewer than 1,000 shares of Series A Preferred Stock (unless such conversion relates to all shares of Series A Preferred Stock held by such Holder). If an Optional Conversion Date occurs on or after the Record Date for a Dividend and on or before the immediately following Dividend Payment Date and Dividends have been declared for such Dividend Payment Date, then (x) on such Dividend Payment Date, such Dividend will be paid to the Holder of each share of Series A Preferred Stock as of the close of business on the applicable Record Date for such Dividend, notwithstanding the Holder’s exercise of an Optional Conversion, and (y) the amount of such Dividend, if a Preferred Dividend, will not be included in the Liquidation Preference referred to in clause (a) above.

At any time on or after the third anniversary of the Closing Date, the Company may elect, upon the approval of a majority of the independent and disinterested directors of the Board of Directors, to convert all, but not less than all, of the outstanding shares of Series A Preferred Stock into shares of common stock by delivery to the Series A Preferred Stock holders of a notice of Mandatory Conversion (as defined in the A&R Investment Agreement), provided, that the Company shall not be entitled to deliver an irrevocable notice of Mandatory Conversion unless the volume-weighted average price (“VWAP”) per share of common stock exceeds 150% of the Conversion Price (as defined in the A&R Investment Agreement) for the 30 consecutive trading days immediately preceding the notice. The Company has the option to exercise its right to require the Conversant Investors to convert their Series A Preferred Stock, once VWAP has met the above requirements for this contingent call.
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
The Company may, at its option, irrevocably elect to redeem the Series A Preferred Stock, in whole or in part, at any time (i) on or after the forty-second month anniversary of the Closing Date (and before the seventh anniversary), at a cash redemption price per share of Series A Preferred Stock equal to the greater of (A) 100% of the Liquidation Preference as of such redemption date and (B) an amount equal to (a) the number of shares of common stock issuable upon conversion of such share of Series A Preferred Stock as of the redemption date, multiplied by (b) the VWAP of common stock for the 30 trading days immediately preceding the notice date and (c) on or after the seventh anniversary of the original issue date, at a redemption price per share of Series A Preferred Stock equal to 100% of the Liquidation Preference as of the redemption date. The Conversant Investors, in combination with their common stock ownership as of December 31, 2021, have voting rights in excess of 50% of the Company’s total voting stock. It is therefore deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2022 and 2021, the Series A Preferred Stock was carried at the maximum redemption value. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features.
The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual. The Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the Consolidated Balance Sheet of the Company as of December 31, 2022 and 2021.
Changes in the Series A Preferred Stock are as follows:

	Series A Preferred Stock
	Shares	Amount
(In thousands)
Balance as of December 1, 2021	—	$—
Issuance of Series A Preferred Stock, net of transaction costs	41	27,776
Remeasurement of Series A Preferred Stock	—	13,474
Balance as of December 31, 2021	41	41,250
Undeclared dividends on Series A Preferred Stock	—	2,300
Balance as of December 31, 2022	41	$43,550

Warrants
On the Closing Date, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date. The value of the warrants, adjusted for the pro-rata share of issuance costs and other discounts was included in Additional Paid in Capital in the Consolidated Balance Sheet of the Company as of December 31, 2022 and 2021.

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
Issuance Costs and Other Discounts
The Company incurred approximately $13.4 million in issuance costs associated with the A&R Investment Agreement. Additionally, the fair value of the private placement preferred stock and common stock along with the warrants issued to the Conversant Investors exceeded the proceeds received, the excess of which, along with the issuance costs, were applied as a discount to the private placement preferred stock, common stock and warrants on a relative fair value basis. These discounts resulted in a net reduction to the balance of Series A Preferred Stock and Additional Paid In Capital in the Consolidated Balance Sheets of the Company as of December 31, 2022 and 2021.
Loss on Settlement of Backstop
On October 1, 2021 the Conversant Investors and Arbiter provided backstop commitments to the Company in exchange for a backstop fee of 174,675 and 17,292 shares of common stock, respectively. Upon settlement of the commitment, the fair value of the fee provided, net of the financial benefit of the commitment when settled, was recorded as a loss on backstop of $4.6 million in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Company for the year ended December 31, 2021.

10. Stock-Based Compensation
The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values.
On May 14, 2019, the Company’s stockholders approved the Capital Senior Living Corporation 2019 Omnibus Stock and Incentive Plan (the “2019 Plan”), which replaced the previous plan. The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 150,000 shares of common stock, plus reserved shares not issued or subject to outstanding awards under the previous plan. The Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan.
On October 22, 2021, the Company's stockholders approved an amendment to the 2019 Plan to (i) increase the number of shares of common stock that the Company may issue under such plan from 150,000 shares to 797,699 shares and to (ii) to exclude 257,000 shares from the minimum vesting provisions of such plan.

Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period. There were no stock options granted during the years ended December 31, 2022 and 2021.

There were 9,816 options outstanding as of December 31, 2022 and 2021. The options outstanding as of December 31, 2022 and 2021 had no intrinsic value, a weighted-average remaining contractual life of 6.0 years, and a weighted-average exercise price of $111.90.

As of December 31, 2022, there was no unrecognized compensation expense related to unvested stock option awards. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $0.0 million and $0.1 million in the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units
Restricted stock units ("RSUs") may be granted to members of the Company’s Board of Directors as part of their compensation. Awards have a vesting period of one year. Compensation expense is recognized over the vesting period on a straight-line basis. The fair value of RSUs is the market close price of the Company’s common stock on the date of the grant. In fiscal years 2022 and 2021, 8,739 and 9,954 RSUs were issued with a weighted average grant date fair value per share of $26.50 and $52.75, respectively, and had intrinsic values of $0.2 million and $0.5 million on the date of grant, respectively. In the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, the RSUs granted in 2021 became fully vested. A summary of restricted stock units’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2021	—	$—
Granted	9,954	52.75
Converted from Market-Based	12,816	102.20
Vested	(9,954)	52.75
Non-vested shares as of December 31, 2021	12,816	$102.20
Granted	8,739	26.50
Vested	(12,816)	102.20
Non-vested shares as of December 31, 2022	8,739	$26.50

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
Time-Based Restricted Stock Awards
Time-based RSAs generally vest over three to five years unless the award is subject to certain accelerated vesting requirements. The fair value of time-based RSAs is based on the closing price of the Company’s common stock on the date of grant. Compensation expense for time-based RSAs is recognized over the vesting period on a straight-line basis, net of actual forfeitures. A summary of time-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2021	13,292	$117.90
Granted	51,982	32.66
Forfeited/Cancelled	(3,079)	111.67
Converted from Performance-Based	65,366	37.62
Vested	(15,242)	85.43
Non-vested shares as of December 31, 2021	112,319	$39.51
Granted	70,101	28.14
Forfeited/Cancelled	(79,327)	34.99
Vested	(21,965)	51.97
Non-vested shares as of December 31, 2022	81,128	$30.75
Performance-Based Restricted Stock Awards
Vesting of performance-based stock awards ("PSAs") is dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety one to three years from the date of the grant. Compensation expense for performance-based restricted stock awards is recognized over the performance period and is based on the probability of achievement of the performance condition. Expense is recognized net of actual forfeitures.
During the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, all outstanding performance- based stock based awards were converted to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. These modifications were accounted for as equity award modifications under ASC Topic 718. There was no incremental stock-based expense based on the fair value of the modified awards. There were 52,619 PSAs outstanding as of December 31, 2022 and no PSAs outstanding as of December 31, 2021. A summary of performance-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2021	7,395	$94.34
Granted	60,618	36.42
Forfeited/Cancelled	(2,647)	162.00
Converted to Time-Based	(65,366)	37.62
Non-vested shares as of December 31, 2021	—	$—
Granted	87,674	28.47
Forfeited/Cancelled	(35,055)	31.58
Non-vested shares as of December 31, 2022	52,619	$26.40

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
During the fourth quarter of 2021, in conjunction with the A&R Investment Agreement, all previously outstanding market-based stock based awards were converted to time-based restricted stock awards that will vest on the applicable scheduled vesting dates or the relevant award termination date applicable to such performance shares. These modifications were accounted for as equity award modifications under ASC Topic 718. There was no incremental stock-based expense based on the fair value of the modified awards. A summary of market-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2021	12,816	$102.20
Granted	188,411	28.20
Converted to Time-Based	(12,816)	102.20
Non-vested shares as of December 31, 2021	188,411	$28.20
Granted	60,039	23.19
Forfeited/Cancelled	(77,100)	27.02
Non-vested shares as of December 31, 2022	171,350	$26.97
The Company recognized $4.3 million and $2.8 million in stock-based compensation expense during fiscal years 2022 and 2021, respectively, that is primarily associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense is $3.9 million as of December 31, 2022. If all awards granted are earned, the Company expects this expense to be recognized over a five-year period for market-based RSAs, and a three-year period for time-based and performance-based RSAs.

11. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	86	583
Deferred:
Federal	—	—
Provision for income taxes	$86	$583
The provision for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2022	2021
Tax (benefit) provision at federal statutory rates	$(11,407)	$26,496
State income tax (benefit) provision, net of federal effects	(716)	3,814
Change in deferred tax asset valuation allowance	11,253	(31,819)
Other	956	2,092
Provision for income taxes	$86	$583
The effective tax rate for fiscal year 2022 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2022 other permanent tax differences include $0.5 million of stock compensation shortfalls and $0.5 million of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) compensation limitation and $0.3 million deferred payroll tax penalty. The valuation allowance recorded as of fiscal year 2022 was $99.3 million, which decreased from the prior year by $11.3 million due to current year activity.

The effective tax rate for fiscal year 2021 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2021 other permanent tax differences include $0.4 million of stock compensation shortfalls and $1.2 million of loss on settlement of backstop. The valuation allowance recorded as of December 31, 2021 was $88.0 million, which had increased from the prior year by $31.8 million due to current year activity.
A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Lease liabilities	$413	$590
Net operating loss carryforward	84,899	73,605
Compensation costs	2,491	2,446
Depreciation and amortization	9	—
Other	11,526	12,252
Total deferred tax assets	99,338	88,893
Deferred tax asset valuation allowance	(99,273)	(88,019)
Total deferred tax assets, net	65	874
Deferred tax liabilities:
Operating lease right-of-use assets	(65)	(501)
Depreciation and amortization	—	(373)
Total deferred tax liabilities	(65)	(874)
Deferred taxes, net	$—	$—
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
As of December 31, 2022, the Company has federal and state net operating loss ("NOL") carryforwards of $355.3 million and $283.4 million and related deferred tax assets of $74.6 million and $13.0 million, respectively. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2022 to 2041. Federal

NOLs generated subsequent to fiscal 2017 currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.
In general, utilization of the net operating loss carryforwards are subject to a substantial annual limitation due to ownership changes that occur or that could occur in the future, as required by Section 382 of the Code. These ownership changes limit the amount of NOL carryforwards that can be utilized annually to offset taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.
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
A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2022 and 2021 is presented below (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance, January 1	$2,383	$5,433
Gross increases – tax positions in prior period	413	—
Gross decreases – tax positions in prior period	—	(3,050)
Lapse of statute of limitations	—	—
Ending balance, December 31	$2,796	$2,383
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its consolidated financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2022, the Company has unrecognized tax benefits of $2.8 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2022 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2022, the Company is generally no longer subject to U.S. federal tax examinations for tax years prior to 2019 and state tax examinations for tax years prior to 2018 with limited exceptions for net operating losses from 2013 forward.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations and imposes a 1% excise tax on share repurchases, effective for tax years beginning after December 31, 2022. We do not expect the Inflation Reduction Act to have a material impact on our financial results in future periods.

12. Commitments and Contingencies
As of December 31, 2022, we had contractual commitments of $5.4 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2023.
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be substantially covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material detrimental impact on the consolidated financial statements of the Company.

13. Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of December 31, 2022, we had interest rate cap agreements with an aggregate notional value of $138.4 million that were entered into during 2022. The fair value of these derivative assets as of December 31, 2022 was $2.7 million and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. We did not have any derivative instruments as of December 31, 2021. See "Note 14–Derivatives and Hedging".

Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,913	$16,913	$78,691	$79,691
Restricted cash	13,829	13,829	4,882	4,882
Notes payable, excluding deferred loan costs	676,298	638,485	687,312	636,836

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $1.6 million related to the management's commitment to a plan to sell the community shortly after the balance sheet date, and the agreed-upon selling price being below the community's carrying amount. The fair value of the impaired assets was $0.9 million as of December 31, 2022.
During the year ended December, 31, 2021, the Company recorded non-cash impairment charges of $6.5 million to property and equipment, net. The fair value of the impaired assets was $14.0 million as of December 31, 2021. The fair value of the property and equipment, net was primarily determined utilizing an income capitalization approach considering stabilized facility operating income and market capitalization rates of 8.25%.
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
Property and Equipment, Net: During the years ended December 31, 2022 and 2021, the Company evaluated property, plant and equipment, net for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.
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

On March 1, 2022, the Company entered into an interest rate cap agreement for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable. The interest rate cap agreement has a 24-month term and effectively caps the interest rate at 4.00% from March 1, 2022 through March 1, 2024 with respect to the portion of our floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate. In the event LIBOR is higher than the capped rate, we will pay interest at the capped rate of 4.00%. The interest rate cap is not designated as a cash flow hedge under ASC 815-20, Derivatives - Hedging, therefore all changes in the fair value of the instrument are included as a component of interest expense in the consolidated statements of operations.

On November 30, 2022, in order to comply with the lender’s requirements under the Ally Bank Refinance Facility (see "Note 8–Notes Payable"), the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. The interest rate cap is not designated as a hedge under ASC 815-20, Derivatives - Hedging, and all changes in the fair value of the instrument are included as a component of interest expense in the consolidated statements of operations.

As of December 31, 2022, the entire balance of our outstanding variable-rate debt obligations was covered by the interest rate transactions entered into during 2022 to better manage our exposure to market risks associated with the fluctuations in interest rates.

The following table presents the fair values of derivative assets and liabilities in the consolidated balance sheets as of December 31, 2022 (in thousands). The Company did not have any derivative instruments as of December 31, 2021.

	December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$542	$—	$—
Interest rate cap (SOFR-based)	88,125	2,180	—	$—
Total derivatives	$138,385	$2,722	$—	$—

The following table presents the effect of the derivative instrument on the consolidated statements of operations (in thousands):

	Twelve months ended December 31,
	2022	2021
Derivatives not designated as hedges
Interest rate caps
Gain (loss) on derivatives not designated as hedges included in interest expense	19	—

15. Allowance for Doubtful Accounts
The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$4,723	$6,113
Provision for bad debts, net of recoveries	1,159	1,251
Write-offs and other (1)	33	(2,641)
Balance at end of year	$5,915	$4,723
(1)For the year ended December 31, 2021 write-offs and other includes $1.7 million for the 18 properties in the process of transitioning legal ownership back to Fannie Mae, $0.1 million for the termination of the Welltower Master Lease Agreements and $0.5 million for the termination of the Healthpeak Master Lease Agreements.
Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of inherent losses at the balance sheet date.

16. Subsequent Events

Transactions Involving Certain Fannie Mae Loans
As discussed in Note 8, Notes Payable, as of December 31, 2022 two properties remained for which the legal ownership had not been transferred back to Fannie Mae. The transfer of legal ownership of these properties had previously been deemed probable, and the Company had already disposed of all the assets related to these properties. As of December 31, 2022, the outstanding debt related to these properties that was included in current portion of notes payable was $31.8 million, net of deferred loan costs of $0.2 million, and the related accrued interest was $4.1 million.
On January 11, 2023, Fannie Mae completed the transfer of ownership on the two properties. As a result of the change in legal ownership, the Company will derecognize all of the debt and accrued interest related to the two properties, which will result in the gain on extinguishment of debt of approximately $36 million during the first quarter of 2023.
Protective Life Loans
During the first quarter of 2023, the Company elected not to make principal and interest payments due February and March of 2023 related to certain non-recourse mortgage loan agreements with Protective Life Insurance Company covering four of the Company's properties. As of December 31, 2022, the amount of debt outstanding under such agreements was $70.0 million. Therefore, the Company is in default on these loans, and was so notified by the lender on March 1, 2023. The Company is currently engaged in active negotiations with the lender for these loans as well as the additional Protective Life loans relating to six communities to resolve this matter and obtain more favorable terms. However, we cannot give any assurance that a mutually agreeable resolution will be reached.
COVID-19 Relief Grants
The Company received approximately $2.0 million in various state grants during January and February of 2023.