Form 10-Q
period 2023-03-31
SONIDA SENIOR LIVING, INC.
filed 2023-05-11
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 1-13445
Sonida Senior Living, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2678809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 810, Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 770-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	SNDA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 9, 2023, the Registrant had 7,075,346 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended March 31, 2023

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

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023, and also include the following:

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
•the Company’s ability to improve and maintain controls over financial reporting and remediate the identified material weakness discussed in Item 4 of Part I of this Quarterly Report on Form 10-Q;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,972	$16,913
Restricted cash	12,174	13,829
Accounts receivable, net	5,924	6,114
Prepaid expenses and other	2,940	4,099
Derivative assets	2,131	2,611
Total current assets	36,141	43,566
Property and equipment, net	610,945	615,754
Other assets, net	1,611	1,948
Total assets	$648,697	$661,268
Liabilities and Equity
Current liabilities:
Accounts payable	$9,246	$7,272
Accrued expenses	31,857	36,944
Current portion of notes payable, net of deferred loan costs	81,151	46,029
Current portion of deferred income	3,857	3,419
Federal and state income taxes payable	260	—
Other current liabilities	640	653
Total current liabilities	127,011	94,317
Notes payable, net of deferred loan costs and current portion	554,723	625,002
Other liabilities	95	113
Total liabilities	681,829	719,432
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of March 31, 2023 and December 31, 2022	44,748	43,550
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of March 31, 2023 and December 31, 2022; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 15,000 as of March 31, 2023 and December 31, 2022; 6,942 and 6,670 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	69	67
Additional paid-in capital	294,964	295,277
Retained deficit	(372,913)	(397,058)
Total shareholders’ deficit	(77,880)	(101,714)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$648,697	$661,268
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Resident revenue	$56,606	$50,834
Management fees	505	628
Managed community reimbursement revenue	4,962	7,022
Total revenues	62,073	58,484
Expenses:
Operating expense	43,808	41,929
General and administrative expense	7,063	8,273
Depreciation and amortization expense	9,881	9,578
Managed community reimbursement expense	4,962	7,022
Total expenses	65,714	66,802
Other income (expense):
Interest income	194	1
Interest expense	(8,867)	(7,603)
Gain (loss) on extinguishment of debt, net	36,339	(641)
Gain on sale of assets, net	251	—
Other income (expense), net	(62)	137
Income (loss) before provision for income taxes	24,214	(16,424)
Provision for income taxes	(69)	(254)
Net income (loss)	24,145	(16,678)
Dividends on Series A convertible preferred stock	(1,198)	(1,133)
Undistributed net income allocated to participating securities	(3,182)	—
Net income (loss) attributable to common stockholders	$19,765	$(17,811)

Weighted average common shares outstanding — basic	6,855	6,341
Weighted average common shares outstanding — diluted	7,168	6,341

Basic net income (loss) per common share	$2.88	$(2.81)
Diluted net income (loss) per common share	$2.76	$(2.81)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Stock-based plan activity	31	1	—	—	1
Non-cash stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(16,678)	(16,678)
Balance as of March 31, 2022	6,665	$67	$296,475	$(359,335)	$(62,793)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Series A convertible preferred stock dividends	—	—	(1,198)	—	(1,198)
Stock-based plan activity	272	2	(17)	—	(15)
Non-cash stock-based compensation	—	—	902	—	902
Net income	—	—	—	24,145	24,145
Balance as of March 31, 2023	6,942	$69	$294,964	$(372,913)	$(77,880)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$24,145	$(16,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,881	9,578
Amortization of deferred loan costs	366	244
Gain on sale of assets, net	(251)	—
Unrealized loss on interest rate cap, net	572	—
(Gain) loss on extinguishment of debt	(36,339)	641
Provision for bad debt	237	106
Non-cash stock-based compensation expense	902	1,828
Other non-cash items	(1)	(55)
Changes in operating assets and liabilities:
Accounts receivable, net	(48)	(625)
Prepaid expenses and other	1,159	1,633
Other assets, net	62	296
Accounts payable and accrued expense	1,828	1,700
Federal and state income taxes payable	260	251
Deferred income	438	365
Other current liabilities	38	26
Net cash provided by (used in) operating activities	3,249	(690)
Cash flows from investing activities:
Acquisition of new communities	—	(12,342)
Capital expenditures	(5,429)	(5,582)
Proceeds from sale of assets	343	—
Net cash used in investing activities	(5,086)	(17,924)
Cash flows from financing activities:
Proceeds from notes payable	—	80,000
Repayments of notes payable	(3,714)	(90,579)
Dividends paid to Series A preferred stockholders	—	(718)
Deferred loan costs paid	—	(2,137)
Other financing costs	(45)	—
Net cash used in financing activities	(3,759)	(13,434)
Decrease in cash and cash equivalents and restricted cash	(5,596)	(32,048)
Cash, cash equivalents, and restricted cash at beginning of period	30,742	92,876
Cash, cash equivalents, and restricted cash at end of period	$25,146	$60,828

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$7,639	$7,076
Income taxes paid (refunds received), net	$(193)	$3
Non-cash investing and financing activities:
Accrued dividends on Series A convertible preferred stock	$1,198	$1,133
Non-cash additions of property, plant and equipment	$1,150	$40

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc. (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops, and manages senior housing communities throughout the United States. As of March 31, 2023, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties. As of December 31, 2022, the Company had two properties that the Company no longer operated that were in the process of transitioning legal ownership back to the Federal National Mortgage Association ("Fannie Mae"). The transfer of ownership was completed during January 2023. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of March 31, 2023 and December 31, 2022, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2023 and 2022.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated balance sheet have been reclassified to conform to our March 31, 2023 presentation. The condensed consolidated statements of operations include the consolidation of “stock-based compensation expense” within “general and administrative expenses.” The condensed consolidated statements of cash flows include reclassifying “property tax and insurance deposits” to restricted cash and lender reserves from “other assets, net” to restricted cash. Additionally, “lease expense adjustment” was reclassified to “other non-cash items.”

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the continued impact of the COVID-19 pandemic, the current inflationary environment and the impact of elevated interest rates on the Company’s operations and financial results; (2) $81.2 million of principal payments and $38.5 million of scheduled interest payments due in the next 12 months; (3) recurring operating losses and projected operating losses for fiscal periods through June 30, 2024; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in "Note 6–Notes Payable". The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the March 31, 2023 financial statements are issued.

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its March 31, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; and (3) debt modifications, refinancings and extensions to the extent available on acceptable terms.

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

•The Company is engaged in discussions with certain of its lenders in regard to potential modifications of certain mortgage debt on more favorable terms, which does not preclude a potential ownership transfer on select communities based on various financial metrics.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $2.0 million in various state grants during the quarter ended March 31, 2023, and has outstanding applications for additional grants not yet received.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the financial statements are issued. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
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
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank. Ally Bank required a debt service reserve of $1.5 million as part of this transaction, which is included in the restricted cash balances as of March 31, 2023 and December 31, 2022. See "Note 6–Notes Payable."
The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$12,972	$16,913
Restricted cash:
Property tax and insurance reserves	4,361	6,184
Lender reserve	1,500	1,500
Capital expenditures reserves	2,202	2,034
Deposits pursuant to outstanding letters of credit	4,111	4,111
Total restricted cash	12,174	13,829
Total cash, cash equivalents, and restricted cash	$25,146	$30,742
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the three months ended March 31, 2023 and March 31, 2022.
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
Upon the acquisition of new communities accounted for as an acquisition of an asset, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. See “Note 4– Property and Equipment, net.”
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears. Other operating revenue consists of “Provider Relief Funds” received from various states due to the financial distress impacts of COVID-19.
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.9 million and $3.4 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Revenues from the Medicaid program accounted for approximately 9.3% and 9.6% of the Company’s revenue in the three months ended March 31, 2023 and March 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, 24 and 28, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal quarters ended March 31, 2023 and 2022.
Laws and regulations governing the Medicaid program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on its Condensed Consolidated Financial Statements. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicaid program.
The Company has management agreements whereby it manages certain communities on behalf of third-party owners under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s condensed consolidated statements of operations. The related costs are included in “managed community reimbursement expense” on the Company’s condensed consolidated statements of operations. See “Note 8– Revenue.”

In January and February 2023, the Company received approximately $2.0 million in various Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. For the three months ended March 31, 2022, the Company received approximately $0.7 million in various Provider Relief Funds from state departments due to financial distress impacts of COVID-19.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.2 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which we estimate represented approximately 25%, 18%, 19% and 10%, respectively, of our resident revenues for the three months ended March 31, 2023.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service ("IRS") determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of March 31, 2023. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2023 and 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. As of December 31, 2022, the Company had a three-year cumulative net operating loss for its U.S. operations and is subject to annual operating loss utilization limits and accordingly, has provided a full valuation allowance on its U.S. and state net deferred tax assets.  The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders (“Conversant Investors”) of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of March 31, 2023 and December 31, 2022, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of March 31, 2023 and December 31, 2022, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered as perpetual.

Dividends on redeemable preferred stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the three months ended March 31, 2023, the Board did not declare a dividend with respect to the Series A Preferred Stock, and accordingly, $1.2 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the redeemable preferred stock.
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of March 31, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings in interest expense. See “Note14–Derivatives and Hedging.”

Net Income (Loss) Per Common Share
The Company uses the two-class method to compute net income (loss) per common share because the Company has issued securities (Series A Preferred Stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and Series A Preferred Stock (on an if-converted basis) to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the Series A Preferred Stock have no obligation to fund losses.
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock-based compensation awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. See “Note 9 - Net Income (Loss) Per Share.”
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
Recently Adopted Accounting Pronouncements

Allowance for Doubtful Accounts
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The determination of the allowance for credit losses under the new standard would typically be based on evaluation of a number of factors, including, but not limited to, general economic conditions, payment status, historical collection patterns and loss experience, financial strength of the borrower, and nature, extent and value of the underlying collateral. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 on January 1, 2023. The effect of the adoption had an immaterial impact on our condensed consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London InterBank Offered Rate. The new standard was effective upon issuance and elections can be made through December 31, 2024. The adoption of the optional expedient has not had and is not expected to have a material impact on the Company's condensed consolidated financial statements.

4. Property and Equipment, net
As of March 31, 2023 and December 31, 2022, property and equipment, net and leasehold improvements, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	March 31, 2023	December 31, 2022
Land		$47,384	$47,476
Land improvements	5 to 20 years	20,121	20,053
Buildings and building improvements	10 to 40 years	844,770	842,854
Furniture and equipment	5 to 10 years	54,389	53,236
Automobiles	5 to 7 years	2,707	2,704
Assets under financing leases and leasehold improvements (1)		3,749	1,899
Construction in progress		697	666
Total property and equipment		973,817	968,888
Less accumulated depreciation and amortization		(362,872)	(353,134)
Total property and equipment, net		$610,945	$615,754
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.2 million and $0.2 million of financing lease right-of-use assets as of March 31, 2023 and December 31, 2022, respectively.

There were no impairments of long-lived assets for the quarters ended March 31, 2023 and March 31, 2022.

5. Accrued expenses
The following is a summary of accrued expenses as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and employee benefits	$14,187	$13,795
Accrued interest	5,897	9,374
Accrued taxes	5,876	6,939
Accrued professional fees	3,571	3,179
Accrued other expenses	2,326	3,657
Total accrued expenses	$31,857	$36,944

6. Notes Payable
Notes payable consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	March 31, 2023	December 31, 2022
Fixed rate mortgage notes payable	4.6%	2024 to 2045	$500,721	$503,312
Fannie Mae 18 mortgage notes payable (1)			—	31,991
Variable rate mortgage notes payable (2)	5.9%	2026 to 2029	137,453	137,652
Notes payable - insurance	5.6%	2023	800	1,724
Notes payable - other	7.9%	2023	1,619	1,619
Notes payable, excluding deferred loan costs			$640,593	$676,298
Deferred loan costs, net			(4,719)	(5,267)
Total notes payable, net			$635,874	$671,031
Less current portion (3)			(81,151)	(46,029)
Total long-term notes payable, net			$554,723	$625,002

The following schedule summarizes our notes payable as of March 31, 2023 (in thousands):

Principal payments due in:
2023 (4)	$80,081
2024	150,220
2025	76,031
2026	136,116
2027	3,980
Thereafter	194,165
Total notes payable, excluding deferred loan costs	$640,593
__________
(1) See “Foreclosure Proceedings on Fannie Mae Loans (18 properties)” disclosure below.
(2) See Note 14 for interest rate cap agreements on variable rate mortgage notes payable.
(3) March 31, 2023 includes $69.8 million aggregate outstanding principal due under the loans currently in default with Protective Life Insurance Company.
(4) See “Protective Life Insurance Company Non-recourse Mortgages” disclosure below.
As of March 31, 2023, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on either one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of March 31, 2023, one-month LIBOR and one-month SOFR were 4.9% and 4.9%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of March 31, 2023, we had property and equipment with a net carrying value of $599.8 million that is secured by outstanding notes payable, and two unencumbered properties with a net book value of $11.2 million which could provide a source of liquidity from either sales proceeds or new debt.
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

In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.6 million, are included in deferred loan costs as of March 31, 2023.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of March 31, 2023 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility also requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of March 31, 2023, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
The Refinance Facility requires the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022.
Notes Payable - Insurance
In December 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.1 million. As of March 31, 2023, the Company had finance agreements totaling $0.8 million, with fixed interest rates ranging from 4.75% to 5.60%, and weighted average rate of 5.59%, with principal amounts being fully repaid over a seven-month term.
Foreclosure Proceedings on Fannie Mae Loans (18 properties)

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

As a result of the events of default and receivership order obtained by Fannie Mae, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, that all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer had control of the properties in accordance with GAAP. Accordingly, the Company derecognized the net carrying value of the properties and related assets from the financial statements and recorded a loss from the forbearance. The Company continued to recognize the related debt and liabilities until the debt was formally released. Once the debts were formally released, the net carrying value of the debts were derecognized and a gain on extinguishment of debt was recognized. As of December 31, 2022, Fannie Mae had completed the transition of legal ownership of 16 of the Company's properties.

On January 11, 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the quarter ended March 31, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure was completed.
Protective Life Insurance Company Non-recourse Mortgages

During the first quarter of 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with an aggregate outstanding principal amount of $69.8 million for four communities as of March 31, 2023. Therefore, the Company is in default on these loans, and has presented the total amount due as current notes payable on the condensed consolidated balance sheet. The Company is currently engaged in discussions with Protective Life Insurance Company (“Protective”), the lender of such debt, in order to resolve this matter.

Letters of Credit

The Company has letters of credit outstanding totaling $4.1 million as of March 31, 2023.

7. Redeemable Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2023, the Board did not declare a dividend with respect to the Series A Preferred Stock, and accordingly, $1.2 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was included in accounts payable and accrued expense as of March 31, 2022 and paid in April 2022.

8. Revenue
Revenue for the three months ended March 31, 2023 and 2022 is comprised of the following components (in thousands):

	Three Months Ended March 31,
	2023	2022
Housing and support services	$53,791	$49,438
Community fees	479	453
Ancillary services	273	254
Other operating revenue (1)	2,063	689
Resident revenue	56,606	50,834
Management fees	505	628
Managed community reimbursement revenue	4,962	7,022
Total revenues	$62,073	$58,484
__________
(1) Other operating revenue consists of Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue additional funding that may become available in the future, but there is no guarantee of qualifying for, or receiving, any additional relief funds.
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.

9. Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include warrants, Series A Preferred Stock, shares of restricted stock, restricted stock units and former employee stock options. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The Series A Preferred Stock and restricted shares are considered participating securities for the purposes of the Company's EPS calculation.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net (loss) income per common share calculation:
Net income (loss)	$24,145	$(16,678)
Less: Dividends on Series A Preferred Stock	(1,198)	(1,133)
Less: Undistributed earnings allocated to participating securities	(3,182)	—
Net income (loss) attributable to common stockholders	$19,765	$(17,811)
Weighted average shares outstanding — basic	6,855	6,341
Basic net income (loss) per share	$2.88	$(2.81)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders	$19,765	$(17,811)
Weighted average shares outstanding — diluted	7,168	6,341
Diluted net income (loss) per share	$2.76	$(2.81)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
(shares in thousands)	2023	2022
Warrants	1,031	1,031
Series A Preferred Stock (if converted)	1,104	1,031
Restricted stock awards	190	218
Stock options	10	10
Total	2,335	2,290
10. Stock-Based Compensation
During the three months ended March 31, 2023, the Company granted restricted stock awards under the Company’s 2019 Omnibus Stock and Incentive Plan. Grants of restricted stock awards were as follows:

(in thousands, except weighted average amount)	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Three months ended March 31, 2023	274	$8.42	$2,303

The Company recognized $0.9 million and $1.8 million in stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
11. Commitments and Contingencies
As of March 31, 2023, we had contractual commitments of $2.6 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2023.
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

12. Related Party Transactions
As of March 31, 2023, affiliates of Conversant Capital LLC owned approximately 56.5% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). See “Note 3– Significant Accounting Policies and Recently Issued Accounting Standards” and “Note 7– Redeemable Preferred Stock.”
13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of March 31, 2023, we had interest rate cap agreements with an aggregate notional value of $138.4 million that were entered into during 2022. The fair value of these derivative assets as of March 31, 2023 was $2.1 million and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,972	$12,972	$16,913	$16,913
Restricted cash	12,174	$12,174	13,829	13,829
Notes payable, excluding deferred loan costs	$640,593	$568,769	$676,298	$638,485
We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short-term nature.
The fair value of notes payable, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $1.6 million related to the management's commitment to a plan to sell the community shortly after the balance sheet date, and the agreed-upon selling price being below the community's carrying amount. There were no impairment losses for the three months ended March 31, 2023.
14. Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
On March 1, 2022, the Company entered into an interest rate cap transaction for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with certain of our variable mortgage notes payable. The interest rate cap agreement has a 24-month term and effectively caps LIBOR at 4.00% from March 1, 2022 through March 1, 2024 with respect to such floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate plus the applicable margin. In the event LIBOR is higher than the capped rate, we will only pay interest at the capped rate of 4.00% plus the applicable margin. The interest rate cap is not designated as a cash flow hedge under ASC

815-20, Derivatives - Hedging, and therefore, all changes in the fair value of the instrument are captured as a component of interest expense in our condensed consolidated statements of operations.
On November 30, 2022, in order to comply with the lender’s requirements under the Ally Bank Refinance Facility, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate of the SOFR portion of the Ally Bank debt at 2.25%. The interest rate cap is not designated as a hedge under ASC 815-20, Derivatives - Hedging, and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.

As of March 31, 2023, the entire balance of our outstanding variable-rate debt obligations was covered by the interest rate transactions entered into during 2022 to better manage our exposure to market risks associated with the fluctuations in interest rates.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$460	$—	$—
Interest rate cap (SOFR-based)	88,125	1,671	—	—
Total derivative	138,385	2,131	—	—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2023	2022
Derivative not designated as hedge
Interest rate cap
Loss on derivative not designated as hedge included in interest expense	(572)	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 30, 2023, or “2022 Annual Report.” Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2023 and 2022, and (ii) liquidity and capital resources of the Company.
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
As of March 31, 2023, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 owned senior housing communities and 10 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of March 31, 2023, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the ongoing impact of the pandemic on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the three months ended March 31, 2023 and 2022, the Company incurred $33 thousand and $0.2 million, respectively, in direct costs related to the COVID-19 pandemic.
During the three months ended March 31, 2023 and 2022, the Company received approximately $2.0 million and $0.7 million, respectively, in various relief funds received from state departments due to financial distress impacts of COVID-19, or (“Provider Relief Funds”). While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.
We cannot, at this time, predict with reasonable certainty the continued impact that the COVID-19 pandemic will ultimately have on our business, results of operations, cash flow and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth.

Going Concern Uncertainty and Related Strategic Cash-Preservation Initiatives
We have taken, and continue to take, actions to improve our liquidity position and to address the uncertainty about our ability to continue as a going concern, but these actions are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. Those plans include various cost-cutting, efficiency and profitability initiatives. There are no assurances such plans will prove to be successful or the cost savings, profitability or other results we achieve through those plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. In particular, if we are unable to extend or refinance our indebtedness prior to scheduled maturity dates, our liquidity and financial condition could be adversely impacted. Even if we are able to extend or refinance such indebtedness, the terms of the new financing may not be as favorable to us as the terms of the existing financing. If we become insolvent or fail to continue as a going concern, our common stock may become worthless.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the continued impact of the COVID-19 pandemic, the current inflationary environment and the impact of elevated interest rates on the Company’s operations and financial results; (2) $81.2 million of principal payments and $38.5 million of scheduled interest payments due in the next 12 months; (3) recurring operating losses and projected operating losses for fiscal periods through June 30, 2024; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in "Note 6–Notes Payable". The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the March 31, 2023 financial statements are issued.

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its March 31, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; and (3) debt modifications, refinancings and extensions to the extent available on acceptable terms.

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

•The Company is engaged in discussions with certain of its lenders in regard to potential modifications of certain mortgage debt on more favorable terms, which does not preclude a potential ownership transfer on select communities based on various financial metrics.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $2.0 million in various state grants during the quarter ended March 31, 2023, and has outstanding applications for additional grants not yet received.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date the financial statements are issued. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the quarter ended March 31, 2023, the Company generated resident revenue of approximately $56.6 million compared to resident revenue of approximately $50.8 million in the prior quarter ended March 31, 2022 representing an increase of approximately 11.4%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Weighted average occupancy for the three months ended March 31, 2023 and 2022 for the 62 communities owned by the Company during both periods was 84.0% and 81.8%, respectively, reflecting continued occupancy recovery following the onset of the COVID-19 pandemic. The average monthly rental rate for these communities for the quarter ended March 31, 2023 was higher by 960 basis points when compared to the quarter ended March 31, 2022.
During the three months ended March 31, 2023, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

2022 Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80 million. In addition, $10 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40 million may be available in the lender's discretion to fund future growth initiatives. On December 13, 2022, the Company entered into an agreement with Ally Bank to amend the Refinance Facility by adding two additional subsidiaries of the Company (which own the two Indiana properties acquired during the first quarter of

2022) as borrowers and mortgaging their properties. The amendment increased the principal by $8.1 million to $88.1 million, with an additional $10 million still available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements. See “Note 6–Notes Payable” in the Notes to Condensed Consolidated Financial Statements.
Other Significant Transactions
Foreclosure Proceedings on Fannie Mae Loans (18 properties)
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with the Federal National Mortgage Association (“Fannie Mae”). In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.
As a result of the events of default and receivership order obtained by Fannie Mae, the Company discontinued recognizing revenues and expenses related to the 18 properties effective August 1, 2020, which was the date of default.  In addition, the Company concluded that it was no longer entitled to receive any existing accounts receivable or revenue related to the properties, that all amounts held in escrow by Fannie Mae were forfeited, and that the Company no longer had control of the properties in accordance with GAAP. Accordingly, the Company derecognized the net carrying value of the properties and related assets from the financial statements and recorded a loss from the forbearance. The Company continued to recognize the related debt and liabilities until the debt was formally released. Once the debts were formally released, the net carrying value of the debts were derecognized and a gain on extinguishment of debt was recognized. As of December 31, 2022, Fannie Mae had completed the transition of legal ownership of 16 of the Company's properties.
On January 11, 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the quarter ended March 31, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure that commenced in 2020 was completed.
Protective Life Insurance Company Non-recourse Mortgages
During the first quarter of 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with an aggregate outstanding principal amount of $69.8 million for four communities as of March 31, 2023. Therefore, the Company is in default on these loans, and has presented the total amount due as current notes payable on the condensed consolidated balance sheet. The Company is currently engaged in discussions with Protective Life Insurance Company (“Protective”), the lender of such debt, in order to resolve this matter.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to our critical accounting policies since December 31, 2022.

Recent Accounting Guidance Adopted
See “Note 3– Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended March 31, 2023 as compared to three months ended March 31, 2022
Revenues
Resident revenue for the three months ended March 31, 2023 was $56.6 million as compared to $50.8 million for the three months ended March 31, 2022, an increase of $5.8 million, or 11.4%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Management fee revenue for the three months ended March 31, 2023 decreased by $0.1 million as compared to the three months ended March 31, 2022, primarily as a result of managing fewer communities in 2023.
Managed community reimbursement revenue for the three months ended March 31, 2023 was $5.0 million as compared to $7.0 million for the three months ended March 31, 2022, representing a decrease of $2.0 million. The decrease was primarily a result of managing fewer communities in 2023.
Expenses
Operating expenses for the three months ended March 31, 2023 were $43.8 million as compared to $41.9 million for the three months ended March 31, 2022, an increase of $1.9 million, or 4.5%. The increase is primarily due to a $1.3 million increase in labor and employee-related expenses and a $0.6 million increase in utility costs.
General and administrative expenses for the three months ended March 31, 2023 were $7.1 million as compared to $8.3 million for the three months ended March 31, 2022, representing a decrease of $1.2 million. This decrease is primarily due to a $0.9 million decrease in stock-based compensation expense from prior quarter due to forfeiture credits in connection with executive personnel changes in 2022, and a $0.3 million net decrease in recurring corporate expenses.
Managed community reimbursement expense for the three months ended March 31, 2023 was $5.0 million as compared to $7.0 million for the three months ended March 31, 2022, representing a decrease of $2.0 million. The decrease was primarily a result of managing fewer communities in 2023.
Interest expense for the three months ended March 31, 2023 was $8.9 million as compared to $7.6 million for the three months ended March 31, 2022, representing a increase of $1.3 million primarily due to increased interest rates associated with the Company’s variable rate mortgages.
Gain on extinguishment of debt for the three months ended March 31, 2023 was $36.3 million. The gain related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt. Loss on extinguishment of debt for the three months ended March 31, 2022 was 0.6 million related to the 2022 debt refinancing.
Liquidity and Capital Resources
In addition to approximately $13.0 million of unrestricted cash balances on hand as of March 31, 2023, our principal sources of liquidity are expected to be cash flows from operations, COVID-19 or related relief grants from various state agencies, proceeds from debt refinancings or loan modifications, and/or proceeds from the sale of owned assets. In March 2022 the Company completed the refinancing of certain existing mortgage debt, which was amended in December 2022. See "Note 6–Notes Payable" in the Notes to Condensed Consolidated Financial Statements.
The Company has implemented plans, which include strategic and cash-preservation initiatives, designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its first quarter 2023 financial statements are issued. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurance can be given that certain options will be available on terms acceptable to the Company, or at all. If the Company is unable to successfully execute all of the planned initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued. See “Note 2–Going Concern Uncertainty" in the Notes to Condensed Consolidated Financial Statements.
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

Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. The Company’s actual liquidity and capital funding requirements depend on numerous factors, including its operating results, its capital expenditures for community investment, and general economic conditions, as well as other factors described in “Item 1A. Risk Factors” of our 2022 Annual Report.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	3,249	(690)
Net cash used in investing activities	(5,086)	(17,924)
Net cash used in financing activities	(3,759)	(13,434)
Decrease in cash and cash equivalents	$(5,596)	$(32,048)
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $3.2 million as compared to net cash used in operating activities of $0.7 million for the three months ended March 31, 2022, an increase of $3.9 million. The increase is primarily due to improved operations, as well as grants of $2.0 million in the first quarter of 2023 from Provider Relief Funds received from state departments due to financial distress impacts of COVID-19, as compared to grants of $0.7 million in the first quarter of 2022.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2023 was $5.1 million as compared to $17.9 million for the three months ended March 31, 2022 primarily due to the acquisition of two new communities during the quarter ended March 31, 2022 for $12.3 million. In addition, capital expenditures for the three months ended March 31, 2023 include approximately $2.0 million related to rebuild activities from Winter Storm Elliott, of which we anticipate receiving approximately $1.1 million in reimbursements from insurance policies.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2023 was $3.8 million primarily due to repayments of notes payable. The net cash used in financing activities for the three months ended March 31, 2022 was $13.4 million primarily due to repayments of notes payable in conjunction with the debt refinancing that occurred during the period and $0.7 million of dividends paid to Series A Preferred Stockholders.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2023, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023, we identified a material weakness in our internal control over financial reporting. Due to challenges in hiring and maintaining necessary accounting staffing levels, this material weakness has not been remediated as of March 31, 2023, as disclosed above.
We have developed and initiated a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. Based on the current remediation plan, we expect to have implemented the remediation process, including developing and maintaining appropriate management review and process level controls, by the end of the fourth quarter of 2023. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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
Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2023	—	—	—	6,570,222
February 1 – February 28, 2023	—	—	—	6,570,222
March 1 – March 31, 2023	—	—	—	6,570,222
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
Item 3. Defaults upon Senior Securities
As of March 31, 2023, the Company was in default for non-compliance on its required debt service payments under non-recourse mortgage loan agreements with Protective Life for four communities. As of March 31, 2023, we had $69.8 million outstanding under such loan agreements and an additional $48.7 million outstanding under other loan agreements on six communities with Protective Life, for which we were not in default as of March 31, 2023.
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

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2023

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 11, 2023