Form 10-Q
period 2023-06-30
SONIDA SENIOR LIVING, INC.
filed 2023-08-14
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 10, 2023, the Registrant had 7,777,846 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended June 30, 2023

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

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and also include the following:

•the impact of COVID-19, including the actions taken to prevent or contain the spread of COVID-19, the transmission of its highly contagious variants and sub-lineages and the development and availability of vaccinations and other related treatments, or another epidemic, pandemic or other health crisis;
•the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt financings or refinancings, and proceeds from the sale of assets to satisfy its short- and long-term debt obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities;
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
•the Company’s ability to extend or refinance its existing debt as such debt matures, including the Company’s ability to complete the modifications to its loan agreements described in this Quarterly Report on Form 10-Q;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,203	$16,913
Restricted cash	13,417	13,829
Accounts receivable, net	7,586	6,114
Prepaid expenses and other assets	5,008	4,099
Derivative assets	1,600	2,611
Total current assets	34,814	43,566
Property and equipment, net	606,069	615,754
Other assets, net	1,226	1,948
Total assets	$642,109	$661,268
Liabilities and Equity
Current liabilities:
Accounts payable	$10,005	$7,272
Accrued expenses	36,008	36,944
Current portion of notes payable, net of deferred loan costs	88,636	46,029
Deferred income	4,142	3,419
Federal and state income taxes payable	61	—
Other current liabilities	554	653
Total current liabilities	139,406	94,317
Notes payable, net of deferred loan costs and current portion	547,381	625,002
Other liabilities	77	113
Total liabilities	686,864	719,432
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of June 30, 2023 and December 31, 2022	45,978	43,550
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of June 30, 2023 and December 31, 2022; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 15,000 as of June 30, 2023 and December 31, 2022; 7,178 and 6,670 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	72	67
Additional paid-in capital	294,320	295,277
Retained deficit	(385,125)	(397,058)
Total shareholders’ deficit	(90,733)	(101,714)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$642,109	$661,268
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Resident revenue	$56,960	$51,996	$113,566	$102,830
Management fees	531	600	1,036	1,228
Managed community reimbursement revenue	5,363	7,041	10,325	14,063
Total revenues	62,854	59,637	124,927	118,121
Expenses:
Operating expense	44,662	41,510	88,470	83,439
General and administrative expense	6,574	9,439	13,637	17,712
Depreciation and amortization expense	9,927	9,671	19,808	19,249
Managed community reimbursement expense	5,363	7,041	10,325	14,063
Total expenses	66,526	67,661	132,240	134,463
Other income (expense):
Interest income	188	2	382	3
Interest expense	(8,558)	(7,920)	(17,425)	(15,523)
Gain (loss) on extinguishment of debt, net	—	—	36,339	(641)
Gain on sale of assets, net	—	—	251	—
Other income (expense), net	(117)	8,532	(179)	8,669
Income (loss) before provision for income taxes	(12,159)	(7,410)	12,055	(23,834)
Provision for income taxes	(53)	—	(122)	(254)
Net income (loss)	(12,212)	(7,410)	11,933	(24,088)
Dividends on Series A convertible preferred stock	—	(1,134)	—	(2,267)
Undeclared dividends on Series A convertible preferred stock	(1,230)	—	(2,428)	—
Undistributed net income allocated to participating securities	—	—	(1,419)	—
Net income (loss) attributable to common stockholders	$(13,442)	$(8,544)	$8,086	$(26,355)

Weighted average common shares outstanding — basic	6,381	6,358	6,374	6,350
Weighted average common shares outstanding — diluted	6,381	6,358	6,856	6,350

Basic net income (loss) per common share	$(2.11)	$(1.34)	$1.27	$(4.15)
Diluted net income (loss) per common share	$(2.11)	$(1.34)	$1.18	$(4.15)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Stock-based plan activity	31	1	—	—	1
Non-cash stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(16,678)	(16,678)
Balance as of March 31, 2022	6,665	$67	$296,475	$(359,335)	$(62,793)
Series A convertible preferred stock dividends	—	—	(1,134)	—	(1,134)
Stock-based plan activity	157	1	(220)	—	(219)
Non-cash stock-based compensation	—	—	2,240	—	2,240
Net loss	—	—	—	(7,410)	(7,410)
Balance as of June 30, 2022	6,822	$68	$297,361	$(366,745)	$(69,316)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,198)	—	(1,198)
Stock-based plan activity	272	2	(17)	—	(15)
Non-cash stock-based compensation	—	—	902	—	902
Net income	—	—	—	24,145	24,145
Balance as of March 31, 2023	6,942	$69	$294,964	$(372,913)	$(77,880)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,230)	—	(1,230)
Issuance of common stock, net	68	1	(1)	—	—
Stock-based plan activity	168	2	(14)	—	(12)
Non-cash stock-based compensation	—	—	601	—	601
Net loss	—	—	—	(12,212)	(12,212)
Balance as of June 30, 2023	7,178	$72	$294,320	$(385,125)	$(90,733)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$11,933	$(24,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,808	19,249
Amortization of deferred loan costs	788	519
Gain on sale of assets, net	(251)	—
Write-off of other assets	—	535
Unrealized loss on interest rate cap, net	1,103	45
(Gain) loss on extinguishment of debt	(36,339)	641
Provision for bad debt	334	522
Non-cash stock-based compensation expense	1,503	4,067
Other non-cash items	(1)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(1,807)	(1,387)
Prepaid expenses and other assets	1,316	700
Other assets, net	294	(301)
Accounts payable and accrued expense	6,100	(2,524)
Federal and state income taxes payable	61	(421)
Deferred income	723	352
Other current liabilities	(28)	17
Net cash provided by (used in) operating activities	5,537	(2,070)
Cash flows from investing activities:
Acquisition of new communities	—	(12,342)
Capital expenditures	(9,698)	(12,149)
Proceeds from sale of assets	343	—
Net cash used in investing activities	(9,355)	(24,491)
Cash flows from financing activities:
Proceeds from notes payable	—	80,000
Repayments of notes payable	(5,893)	(94,247)
Purchase of common stock	—	(219)
Dividends paid on Series A convertible preferred stock	—	(2,985)
Purchase of interest rate cap	—	(258)
Deferred loan costs paid	(327)	(2,180)
Other financing costs	(84)	(57)
Net cash used in financing activities	(6,304)	(19,946)
Decrease in cash and cash equivalents and restricted cash	(10,122)	(46,507)
Cash, cash equivalents, and restricted cash at beginning of period	30,742	92,876
Cash, cash equivalents, and restricted cash at end of period	$20,620	$46,369

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14,459	$14,367
Income taxes paid, net	$76	$672
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$2,428	$—
Non-cash additions of property and equipment	$1,788	$780
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc. (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company,” “our,” “us,” or “Sonida”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops, and manages senior housing communities throughout the United States. As of June 30, 2023, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties. As of December 31, 2022, the Company had two properties that were no longer operated and were in the process of transitioning the legal ownership back to the Federal National Mortgage Association (“Fannie Mae”). The transfer of ownership was completed during January 2023. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2023 and December 31, 2022, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2023 and 2022.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our June 30, 2023 presentation.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events excluding the impact of the Fannie Mae forbearance discussed below and including: (1) the current inflationary environment and the impact of elevated interest rates on the Company’s operations and financial results; (2) scheduled principal and interest payments due in the next 12 months; (3) recurring operating losses; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in “Note 6–Notes Payable.” The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the June 30, 2023 financial statements are issued.

As discussed below, the Company has implemented plans that encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its June 30, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; (3) debt modifications, refinancings and extensions to the extent available on acceptable terms; and (4) equity issuances pursuant to the equity commitment agreement defined and described below.

Strategic and Cash Preservation Initiatives

The Company has taken the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

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

•In June 2023, the Company entered into a forbearance agreement with Fannie Mae (“Fannie Forbearance” and “Fannie Forbearance Agreement”), pursuant to which, among other things, the Company and Fannie Mae are structuring a loan modification agreement with terms identical to those contained within the forbearance agreement that will significantly reduce debt service payments, improve working capital, and extend loan maturities. Concurrent with the Fannie Mae Forbearance Agreement, the Company executed a second amendment to its Refinance Facility and Second Amended and Restated Limited Payment Guaranty with Ally Bank, which, among other things, temporarily reduced the minimum liquidity covenant under such Refinance Facility for a period of 18 months, subject to certain conditions set forth therein. See “Note 6 – Notes Payable” for more information about these agreements and transactions.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $0.4 million in various state grants during the quarter ended June 30, 2023 and approximately $2.4 million for the six months ended June 30, 2023, and has outstanding applications for additional grants not yet received.

•Under the terms of the Amended and Restated Investment Agreement, dated October 1, 2021 (the “A&R Investment Agreement”) entered into with Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP, (together “Conversant” or the “Conversant Investors”), the Company may request additional investments from the Conversant Investors in shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (up to an aggregate amount equal to $25.0 million) that can be used for future investment in accretive capital expenditures and acquisitions, subject to certain conditions.

•The Company entered into a $13.5 million equity commitment agreement with the Conversant Investors, at the Company’s right, but not the obligation. See “Note 7–Securities Financing” and “Note 15–Subsequent Events.”

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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$7,203	$16,913
Restricted cash:
Property tax and insurance reserves	5,575	6,184
Lender reserves	1,806	1,500
Capital expenditures reserves	1,925	2,034
Deposits pursuant to outstanding letters of credit	4,111	4,111
Total restricted cash	13,417	13,829
Total cash, cash equivalents, and restricted cash	$20,620	$30,742
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the six months ended June 30, 2023 and June 30, 2022.
In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses.
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
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears. Other operating revenue consists of provider relief funds received from various states due to the financial distress impacts of COVID-19 (“Provider Relief Funds”).
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.1 million and $3.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Revenues from the Medicaid program accounted for approximately 9.4% and 9.9% of the Company’s revenue in the three months ended June 30, 2023 and June 30, 2022, respectively. Revenues from the Medicaid program accounted for approximately 9.4% and 9.7% of the Company’s revenue in the six months ended June 30, 2023 and June 30, 2022, respectively. During the three months ended June 30, 2023 and 2022, 23 and 28, respectively, of the Company’s communities were providers of services under the Medicaid program, and during the six months ended June 30, 2023 and 2022, 24 and 28, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program the three months ended June 30, 2023 and 2022.
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

The Company received approximately $9.1 million in the three and six months ended June 30, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Federal Relief Fund”) Phase 4 General Distribution which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. For the three and six months ended June 30, 2023, the Company received approximately $0.4 million and $2.4 million, respectively, in various Provider Relief Funds received from state departments due to financial distress impacts of COVID-19. For the three and six months ended June 30, 2022, the Company received approximately $0.5 million and $1.2 million, respectively, in various Provider Relief Funds from state departments due to financial distress impacts of COVID-19. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The Phase 4 Federal Relief Funds received from the Federal Government were recorded in “other income (expense), net” and the state department Provider Relief Funds were recorded as “resident revenue–other operating revenue” in the Company’s condensed consolidated financial statements and notes thereto.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.2 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which we estimate represented approximately 23%, 18%, 20% and 11%, respectively, of our resident revenues for the three months ended June 30, 2023 and approximately 24%, 18%, 20% and 10%, respectively, of our resident revenues for the six months ended June 30, 2023.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of June 30, 2023. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2023 and 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. For the tax year ended December 31, 2022, the Company had a three-year cumulative net operating loss for its operations and is subject to annual operating loss utilization limits and accordingly, has provided a full valuation allowance on its federal and state net deferred tax assets as of December 31, 2022 and June 30, 2023.  The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders, or Conversant Investors, of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of June 30, 2023 and December 31, 2022, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of June 30, 2023 and December 31, 2022, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual.

Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. During the six months ended June 30, 2023, the Board did not declare a dividend with respect to the Series A Preferred Stock, and accordingly, $2.4 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the redeemable preferred stock.

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of June 30, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”
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
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. See “Note 9 - Net Income (Loss) Per Share.”
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
Troubled Debt Restructurings
The Company assesses all loan modifications with existing lenders to determine if it is a troubled debt restructuring. A loan that has been modified or renewed is considered to be a troubled debt restructuring when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. The Company compares the total cash outflows of the restructured debt to the carrying amount of the debt prior to the restructure. If cash outflows of the restructured debt are less than the carrying amount, a gain is recognized and the carrying amount of the debt is adjusted. If cash outflows of the restructured debt are more than the carrying amount, no gain or loss is recognized and the carrying amount of the debt is not adjusted. The change in cash outflows resulting from the restructuring is accounted for on a prospective basis by calculating a new effective interest rate on the restructured debt and applying it to recognize lower interest expense over the remaining term. See “Note 6–Notes Payable.”

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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference the London InterBank Offered Rate (“LIBOR”). The new standard was effective upon issuance and elections can be made through December 31, 2024. The adoption of the optional expedient has not had and is not expected to have a material impact on the Company's condensed consolidated financial statements.

4. Property and Equipment, net
As of June 30, 2023 and December 31, 2022, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	June 30, 2023	December 31, 2022
Land		$47,384	$47,476
Land improvements	5 to 20 years	20,297	20,053
Buildings and building improvements	10 to 40 years	847,882	842,854
Furniture and equipment	5 to 10 years	56,246	53,236
Automobiles	5 to 7 years	2,720	2,704
Assets under financing leases and leasehold improvements (1)		3,525	1,899
Construction in progress		687	666
Total property and equipment		978,741	968,888
Less accumulated depreciation and amortization		(372,672)	(353,134)
Total property and equipment, net		$606,069	$615,754
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million and $0.2 million of financing lease right-of-use assets as of June 30, 2023 and December 31, 2022, respectively.

There were no impairments of long-lived assets for the six months ended June 30, 2023 and 2022.

5. Accrued Expenses
The following is a summary of accrued expenses as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$13,499	$13,795
Accrued interest	7,026	9,374
Accrued taxes	6,896	6,939
Accrued professional fees	5,584	3,179
Accrued other expenses	3,003	3,657
Total accrued expenses	$36,008	$36,944

6. Notes Payable
Notes payable consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	June 30, 2023	December 31, 2022
Fixed rate mortgage notes payable	4.6%	2024 to 2045	$499,078	$503,312
Fannie Mae 18 mortgage notes payable (1)			—	31,991
Variable rate mortgage notes payable (2)	5.9%	2026 to 2029	137,253	137,652
Notes payable - insurance	6.3%	2024	2,692	1,724
Notes payable - other	8.3%	2023	1,619	1,619
Notes payable, excluding deferred loan costs			$640,642	$676,298
Deferred loan costs, net			(4,625)	(5,267)
Total notes payable, net			$636,017	$671,031
Less current portion (3)			(88,636)	(46,029)
Total long-term notes payable, net			$547,381	$625,002

The following schedule summarizes our notes payable as of June 30, 2023 (in thousands):

Principal payments due in:
2023 (4)	$84,449
2024	150,901
2025	71,031
2026	136,116
2027	3,980
Thereafter	194,165
Total notes payable, excluding deferred loan costs	$640,642
__________
(1) See “2020 Foreclosure Proceedings on Fannie Mae Loans (18 properties)” disclosure below.
(2) See Note 14 for interest rate cap agreements on variable rate mortgage notes payable.
(3) June 30, 2023 includes $69.8 million aggregate outstanding principal due under the loans currently in default with Protective Life Insurance Company.
(4) See “Protective Life Insurance Company Non-recourse Mortgages” disclosure below.
As of June 30, 2023, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on either one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of June 30, 2023, one-month LIBOR and one-month SOFR were 5.2% and 5.1%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of June 30, 2023, we had property and equipment with a net carrying value of $595.1 million that is secured by outstanding notes payable.

Fannie Mae Loan Modification
On June 29, 2023, the Company entered into a binding forbearance agreement with the Federal National Mortgage Association (“Lender”) for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its legal and equitable remedies otherwise available under the community loan agreements, mortgages, and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the Fannie Forbearance period, which expires on October 1, 2023. The Fannie Forbearance is the first of a two-step process to modify all existing mortgage agreements with Fannie Mae by October 1, 2023 under a proposed loan modification agreement, as defined in the Fannie Forbearance (“Loan Modification Agreement”). The terms outlined in the agreed upon term sheet accompanying the Fannie Forbearance will be included in the proposed subsequent Loan Modification Agreement. In the second step, the Company and Fannie Mae have agreed to exercise commercially reasonable efforts to enter into the Loan Modification Agreement for each of their existing mortgage agreements before October 1, 2023. The execution of the Loan Modification Agreement is subject to certain conditions, including Sonida continuing to perform under the Forbearance Agreement, the completion of the definitive documentation, and the absence of any other events of default under the community mortgages and MCF. No assurances can be given that the Company will enter into the Loan Modification Agreement upon such terms or at all.
The terms of the Loan Modification Agreement, once executed in accordance with the agreed upon terms of the Fannie Forbearance, are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, will all be extended to December 2026. The remaining 19 communities under the MCF have existing maturities in December 2028.
•The Company will not be required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 and 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months and deferred (the “Fannie Interest Abatement Period”).
•The Company is required to make two unscheduled principal payments of $5.0 million with respect to the Fannie Mae debt. The initial payment of $5.0 million was paid during July 2023 and a second payment of $5.0 million is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
•The Company will provide a full corporate guaranty on the second of the two unscheduled principal payments of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire once the second $5.0 million principal payment has been made.
•In addition to the Second Payment Guaranty above, the Company is also required to provide a $10.0 million guaranty (the “Supplemental Fannie Guaranty”). After the expiration of 24 months from the Fannie Forbearance Effective Date, Sonida may discharge the full amount of the Supplemental Fannie Guaranty by making a $5.0 million principal payment to Fannie Mae on its community mortgages and/or its MCF.
•In the first twelve months following the execution of the Loan Modification Agreement, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and Master Credit Facility) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such monies on qualifying projects as the capital expenditures are incurred.
The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred costs of $0.2 million in the six months ended June 30, 2023 related to the debt restructuring. These costs are included in deferred loan costs as of June 30, 2023 and will be amortized over the life of the Fannie Mae loans.

Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, Sonida executed a second amendment (“Ally Amendment”) to its Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and (“Second Amended and Restated Limited Payment Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended and Restated Limited Payment Guaranty, Ally will grant Sonida, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the Liquid Assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million will be effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e. Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
•During the Waiver period, the Company cannot avail itself to 1) its two $5.0 million draw-downs, 2) the release of its $1.5 million Debt Service Escrow Account and Waiver Principal Reserve Account (estimated at $1.7 million at September 30, 2024), or 3) its interest rate margin reduction, all otherwise provided for in the Ally Term Loan, subject to achievement of certain financial performance metrics as more fully described in the Company’s Annual Report on Form 10-K.
•During the Waiver period, Ally will collect the equivalent of the monthly Ally Term Loan principal payment (as provided for in the Ally Term Loan Agreement) of approximately $117,000 through an Ally controlled escrow (“Waiver Principal Reserve Account”).
•Upon meeting the Ally Term Loan’s Liquid Assets Threshold of $13.0 million, the Company may elect to remove the Waiver, with initial terms in the Ally Term Loan applicable again, except as described further below.
•Sonida is required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represents the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. The valuation date used for pricing the interest rate cap is November 30, 2023, the date on which the current interest rate cap expires. At each month-end subsequent to the effective date of the Ally Amendment and through its next required annual interest rate cap purchase under the Ally Term Loan, Sonida is required to fund an additional IRC Reserve amount such that the then estimated interest rate cap cost is fully escrowed. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost. See “Note 15–Subsequent Events.”
•To the extent either the Second Payment Guaranty or Supplemental Fannie Guaranty have not been discharged, any uncured monetary event of default under the Fannie Forbearance will constitute a cross default under the Ally Amendment, resulting in the immediate trigger of a full excess cash flow sweep for the communities collateralizing the Ally Term Loan as well as additional performance and liquidity reporting requirements.
•Subsequent to the Waiver period, all funds in the Waiver Principal Reserve Account as well as any funds swept into the Equity Cure Fund will be released to the Company.
•In consideration for the terms contemplated in the Ally Amendment and upon execution of the same, Sonida paid Ally an Amendment Fee of $0.1 million, which is included in deferred loan costs as of June 30, 2023 and will be amortized over the life of the Ally Term Loan.

The foregoing description of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment and Second Amended and Restated Limited Payment Guaranty which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q. See “Item 6. Exhibits.”
2022 Ally Loan Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40.0 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty. In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.7 million, are included in deferred loan costs as of June 30, 2023.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of June 30, 2023 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of June 30, 2023, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
The Refinance Facility required the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022.
Notes Payable - Insurance
In December 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.1 million. In May 2023, the Company entered into a finance agreement totaling approximately $2.3 million with a fixed interest rate of 6.50%. As of June 30, 2023, the Company had finance agreements totaling $2.7 million, with fixed interest rates ranging from 4.75% to 5.60%, and weighted average rate of 5.59%, with principal amounts being fully repaid over a seven-month term.
2020 Foreclosure Proceedings on Fannie Mae Loans (18 properties)

The CARES Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with Fannie Mae. In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.

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

On January 11, 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the six months ended June 30, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure was completed.

Protective Life Insurance Company Non-recourse Mortgages

During 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with an aggregate outstanding principal amount of $69.8 million for four communities as of June 30, 2023. Therefore, the Company is in default on these loans, and has presented the total amount due as current notes payable on the condensed consolidated balance sheets. See “Note 15–Subsequent Events.”
7. Securities Financing
Series A Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2023 and June 30, 2023, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.2 million and $1.2 million, respectively, were added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was paid in April 2022. On June 8, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock, which was paid in June 2022.
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000 payable through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Sonida shall have the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. See “Note 15–Subsequent Events.”
8. Revenue

Revenue for the three and six months ended June 30, 2023 and 2022 is comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Housing and support services	$55,849	$50,713	$109,640	$100,151
Community fees	447	476	927	929
Ancillary services	246	283	519	537
Other operating revenue (1)	418	524	2,480	1,213
Resident revenue	56,960	51,996	113,566	102,830
Management fees	531	600	1,036	1,228
Managed community reimbursement revenue	5,363	7,041	10,325	14,063
Total revenues	$62,854	$59,637	$124,927	$118,121
__________
(1) Other operating revenue consists of funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue additional funding that may become available in the future, but there is no guarantee of qualifying for, or receiving, any additional relief funds.
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
9. Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include warrants, Series A Preferred Stock, shares of restricted stock, restricted stock units, and former employee stock options. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The Series A Preferred Stock is considered participating securities for the purposes of the Company's EPS calculation.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net (loss) income per common share calculation:
Net income (loss)	$(12,212)	$(7,410)	$11,933	$(24,088)
Less: Dividends on Series A Preferred Stock	—	(1,134)	—	(2,267)
Less: Undeclared dividends on Series A Preferred Stock	(1,230)	—	(2,428)	—
Less: Undistributed earnings allocated to participating securities	—	—	(1,419)	—
Net income (loss) attributable to common stockholders	$(13,442)	$(8,544)	$8,086	$(26,355)
Weighted average shares outstanding — basic	6,381	6,358	6,374	6,350
Basic net income (loss) per share	$(2.11)	$(1.34)	$1.27	$(4.15)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders	$(13,442)	$(8,544)	$8,086	$(26,355)
Weighted average shares outstanding — diluted	6,381	6,358	6,856	6,350
Diluted net income (loss) per share	$(2.11)	$(1.34)	$1.18	$(4.15)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2023	2022	2023	2022
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,134	1,031	1,119	1,031
Restricted stock awards	701	169	116	103
Stock options	10	10	10	10
Total	2,876	2,241	2,276	2,175
10. Stock-Based Compensation
At the Company's annual meeting on June 15, 2023, the Company's stockholders approved an amendment to the 2019 Omnibus Stock and Incentive Plan, as amended (the “2019 Plan”), to add an additional 500,000 shares of common stock that the Company may issue under the 2019 Plan and removed the limitation of the maximum number of shares of common stock with respect to which awards may be granted to any one participant during any calendar year.
During the three and six months ended June 30, 2023, the Company granted restricted stock awards under the 2019 Plan as follows:

(in thousands, except weighted average amount)	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Three months ended June 30, 2023	173	$6.84	$1,183
Six months ended June 30, 2023	447	$7.80	3,486

During the three and six months ended June 30, 2023, the Company granted 3,000 time-based restricted stock units under the Company’s 2019 Plan to a certain non-employee director at a grant date fair value of $8.80 per share that are scheduled to vest on the first anniversary of the grant date.
The Company recognized $0.6 million and $1.5 million in stock-based compensation expense for the three and six months ended June 30, 2023, respectively. The Company recognized $2.2 million and $4.1 million in stock-based compensation expense for the three and six months ended June 30, 2022, respectively.
11. Commitments and Contingencies
As of June 30, 2023, the Company had contractual commitments of $3.4 million related to future renovations and technology enhancements to our communities, which are expected to be substantially expended during 2023.
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
12. Related Party Transactions
As of June 30, 2023, Conversant Investors and affiliates beneficially owned approximately 62.2% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants and shares issuable under the Equity Commitment). On June 29, 2023, the Company entered into a $13.5 million equity commitment agreement with Conversant, see “Note 7– Securities Financing” and “Note 15– Subsequent Events.”
13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of June 30, 2023, we had interest rate cap agreements with an aggregate notional value of $138.4 million that were entered into during 2022. The fair value of these derivative assets as of June 30, 2023 was $1.9 million which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,203	$7,203	$16,913	$16,913
Restricted cash	13,417	$13,417	13,829	13,829
Notes payable, excluding deferred loan costs	$640,642	$538,150	$676,298	$638,485
We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, and accrued expenses approximate fair value due to their short-term nature.
The fair value of notes payable, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the six months ended June 30, 2023 or 2022.
14. Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
On March 1, 2022, the Company entered into an interest rate cap transaction for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with certain of our variable mortgage notes payable. The interest rate cap agreement has a 24-month term and effectively caps LIBOR at 4.00% from March 1, 2022 through March 1, 2024 with respect to such floating rate indebtedness. In the event LIBOR is less than the capped rate, we will pay interest at the lower LIBOR rate plus the applicable margin. In the event LIBOR is higher than the capped rate, we will only pay interest at the capped rate of 4.00% plus the applicable margin. The interest rate cap is not designated as a cash flow hedge under ASC 815-20, Derivatives - Hedging, therefore, all changes in the fair value of the instrument are captured as a component of interest expense in our condensed consolidated statements of operations.
On November 30, 2022, in order to comply with the lender’s requirements under the Ally Bank Refinance Facility, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement expires on November 30, 2023 and effectively caps the interest rate of the SOFR portion of the Ally Bank debt at 2.25%. The interest rate cap is not designated as a hedge under ASC 815-20, Derivatives - Hedging, therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations. See “Note 15– Subsequent Events.”

As of June 30, 2023, all of our variable-rate debt obligations were covered by interest rate cap transactions.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$528	$—	$—
Interest rate cap (SOFR-based)	88,125	1,335	—	—
Total derivatives, net	$138,385	$1,863	$—	$—

	December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$542	$—	$—
Interest rate cap (SOFR-based)	88,125	2,180	—	—
Total derivatives, net	$138,385	$2,722	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(531)	$(45)	$(1,122)	$(45)
15. Subsequent Events
Equity Commitment Draw and Principal Payments
The Company made an equity draw on July 3, 2023 of $6.0 million and issued 600,000 shares of common stock to Conversant. See “Note 7– Securities Financing.” The Company used $5.0 million of the proceeds to make unscheduled principal payments on two of its Fannie Mae loan balances.
Ally Interest Rate Cap Reserve
During July 2023, the Company funded $2.3 million to Ally Bank for the IRC Reserve.
Sale of Shaker Heights
The Company signed an amended agreement of purchase and sale of the property owned by CSL Shaker Heights, LLC (“Shaker Heights”), an Ohio property, that closed on August 3, 2023 for $1.0 million. The Shaker Heights property was unencumbered.
Protective Life Insurance Company Non-recourse Mortgages
The Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with an aggregate outstanding principal amount of $69.8 million for four communities from February 1, 2023 through June 30, 2023, and as a result, the Company was in default on those loans. On August 4, 2023, the Company paid all past due amounts on one of the properties to bring the mortgage current.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, or “2022 Annual Report,” as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2023 and 2022, and (ii) liquidity and capital resources of the Company.
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
As of June 30, 2023, the Company operated 72 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 62 owned senior housing communities and 10 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of June 30, 2023, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the ongoing impact of the pandemic on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
The COVID-19 pandemic has required the Company to incur additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities.

The Company received approximately $9.1 million in each of the three and six months ended June 30, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Federal Relief Fund”) Phase 4 General Distribution which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. For the three and six months ended June 30, 2023, the Company received approximately $0.4 million and $2.4 million, respectively, in various relief funds received from state departments due to financial distress impacts of COVID-19 (“Provider Relief Funds”). For the three and six months ended June 30, 2022, the Company received approximately $0.5 million and $1.2 million, respectively, in various Provider Relief Funds. While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.
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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events excluding the impact of the Federal National Mortgage Association (“Fannie Mae”) forbearance discussed below and including: (1) the current inflationary environment and the impact of elevated interest rates on the Company’s operations and financial results; (2) scheduled principal and interest payments due in the next 12 months; (3) recurring operating losses; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in “Note 6–Notes Payable”. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the June 30, 2023 financial statements are issued.

As discussed below, the Company has implemented plans that encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its June 30, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) COVID-19 or related relief grants from various state agencies; (3) debt modifications, refinancings and extensions to the extent available on acceptable terms; and (4) equity issuances pursuant to the equity commitment agreement described below.

Strategic and Cash Preservation Initiatives

The Company has taken the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

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

•In June 2023, the Company entered into a forbearance agreement with Fannie Mae (“Fannie Forbearance” and “Fannie Forbearance Agreement”), pursuant to which, among other things, the Company and Fannie Mae are structuring a loan modification agreement with terms identical to those contained within the Forbearance Agreement that will significantly reduce debt service payments, improve working capital, and extend loan maturities. Concurrent with the Fannie Mae forbearance agreement, the Company executed a second amendment to its Refinance Facility and limited payment guaranty with Ally Bank, which, among other things, temporarily reduced the minimum liquidity covenant under such Refinance Facility for a period of 18 months, subject to certain conditions set forth therein. See “Note 6 – Notes Payable” for more information about these agreements and transactions.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $0.4 million in various state grants during the quarter ended June 30, 2023 and $2.4 million for the six months ended June 30, 2023, and has outstanding applications for additional grants not yet received.

•Under the terms of the A&R Investment Agreement, the Company may request additional investments from Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP, (together “Conversant” or the “Conversant Investors”) in shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (up to an aggregate amount equal to $25.0 million) that can be used for future investment in accretive capital expenditures and acquisitions, subject to certain conditions.

•The Company entered into a $13.5 million equity commitment agreement with the Conversant Investors at the Company’s right, but not the obligation.

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

Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the three months ended June 30, 2023, the Company generated resident revenue of approximately $57.0 million compared to resident revenue of approximately $52.0 million in the three months ended June 30, 2022 representing an increase of 9.5%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022. During the six months ended June 30, 2023, the Company generated resident revenue of approximately $113.6 million compared to approximately $102.8 million during the six months ended June 30, 2022, representing an increase of 10.5%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Weighted average occupancy for the three months ended June 30, 2023 and 2022 for the 62 communities owned by the Company was 83.9% and 82.7%, respectively, reflecting continued occupancy recovery following the onset of the COVID-19 pandemic. The average monthly rental rate for these communities for the quarter ended June 30, 2023 was 8.3% higher as compared to the quarter ended June 30, 2022.
Weighted average occupancy for the six months ended June 30, 2023 and 2022 for the 62 communities owned by the Company was 83.9% and 82.3%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the six months ended June 30, 2023 was 8.2% higher when compared to the six months ended June 30, 2022.
During the three and six months ended June 30, 2023, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

Fannie Mae Loan Modification
On June 29, 2023, the Company entered into a binding forbearance agreement with the Federal National Mortgage Association (“Lender”) and for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its legal and equitable remedies otherwise available under the community loan agreements, and mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the Fannie Forbearance period, which expires on October 1, 2023. The Fannie Forbearance is the first of a two-step process to modify all existing mortgage agreements with Fannie Mae by October 1, 2023 under a proposed loan modification agreement, as defined in the Fannie Forbearance (“Loan Modification Agreement”). The terms outlined in the agreed upon term sheet accompanying the Fannie Forbearance will be included in the proposed subsequent Loan Modification Agreement. In the second step, the Company and Fannie Mae have agreed to exercise commercially reasonable efforts to enter into the Loan Modification Agreement for each of their existing mortgage agreements before October 1, 2023. The execution of the Loan Modification Agreement is subject to certain conditions, including Sonida continuing to perform under the Forbearance Agreement, the completion of the definitive documentation, and the absence of any other events of default under the community mortgages and MCF. No assurances can be given that the Company will enter into the Loan Modification Agreement upon such terms or at all.
The terms of the Loan Modification Agreement, once executed in accordance with the agreed upon terms of the Fannie Forbearance, are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, will all be extended to December 2026. The remaining 19 communities under the MCF have existing maturities in December 2028.
•The Company will not be required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 and 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months and deferred (the “Fannie Interest Abatement Period”).
•The Company is required to make two unscheduled principal payments of $5.0 million with respect to the Fannie Mae debt. The initial payment of $5.0 million was paid during July 2023 and a second payment of $5.0 million is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.

•The Company will provide a full corporate guaranty on the second of the two unscheduled principal payments of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire once the second $5.0 million principal payment has been made.
•In addition to the Second Payment Guaranty above, the Company is also required to provide a $10.0 million guaranty (the “Supplemental Fannie Guaranty”). After the expiration of 24 months from the Fannie Forbearance Effective Date, Sonida may discharge the full amount of the Supplemental Fannie Guaranty by making a $5.0 million principal payment to Fannie Mae on its community mortgages and/or its MCF.
•In the first twelve months following the execution of the Loan Modification Agreement, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and Master Credit Facility) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such monies on qualifying projects as the capital expenditures are incurred.

The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred costs of $0.2 million in the six months ended June 30, 2023 related to the debt restructuring. These costs are included in deferred loan costs as of June 30, 2023 and will be amortized over the life of the Fannie Mae loans.
Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, Sonida executed a second amendment (“Ally Amendment”) to its Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and Second Amended and Restated Limited Payment Guaranty with Ally Bank with terms as follows:
•With respect to the Second Amended and Restated Limited Payment Guaranty, Ally will grant Sonida, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the Liquid Assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million will be effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e. Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
•During the Waiver period, the Company cannot avail itself to 1) its two $5.0 million draw-downs, 2) the release of its $1.5 million Debt Service Escrow Account and Waiver Principal Reserve Account (estimated at $1.7 million at September 30, 2024), or 3) its interest rate margin reduction, all otherwise provided for in the Ally Term Loan, subject to achievement of certain financial performance metrics as more fully described in the Company’s Annual Report on Form 10-K.
•During the Waiver period, Ally will collect the equivalent of the monthly Ally Term Loan principal payment (as provided for in the Ally Term Loan Agreement) of approximately $117,000 through an Ally controlled escrow (“Waiver Principal Reserve Account”).
•Upon meeting the Ally Term Loan’s Liquid Assets Threshold of $13.0 million, the Company may elect to remove the Waiver, with initial terms in the Ally Term Loan applicable again, except as described further below.
•Sonida is required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represents the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a

2.25% SOFR strike rate. The valuation date used for pricing the interest rate cap is November 30, 2023, the date on which the current interest rate cap expires. At each month-end subsequent to the effective date of the Ally Amendment and through its next required annual interest rate cap purchase under the Ally Term Loan, Sonida is required to fund an additional IRC Reserve amount such that the then estimated interest rate cap cost is fully escrowed. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost. See “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
•To the extent either the Second Payment Guaranty or Supplemental Fannie Guaranty have not been discharged, any uncured monetary event of default under the Fannie Forbearance will constitute a cross default under the Ally Amendment, resulting in the immediate trigger of a full excess cash flow sweep for the communities collateralizing the Ally Term Loan as well as additional performance and liquidity reporting requirements.
•Subsequent to the Waiver period, all funds in the Waiver Principal Reserve Account as well as any funds swept into the Equity Cure Fund will be released to the Company.
•In consideration for the terms contemplated in the Ally Amendment and upon execution of the same, Sonida paid Ally an Amendment Fee of $0.1 million, which is included in deferred loan costs as of June 30, 2023 and will be amortized over the life of the Ally Term Loan.
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000 payable through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Sonida shall have the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. See “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
The foregoing description of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty and Equity Commitment and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty and Equity Commitment, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q. See “Item 6. Exhibits.”

2022 Ally Loan Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40.0 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty. In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.7 million, are included in deferred loan costs as of June 30, 2023.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of June 30, 2023 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of June 30, 2023, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
The Refinance Facility required the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022. See “Note 6–Notes Payable” in the Notes to Condensed Consolidated Financial Statements.

Other Significant Transactions
2020 Foreclosure Proceedings on Fannie Mae Loans (18 properties)
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with Fannie Mae. In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae.  Therefore, the Company was in default on such loans.
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
On January 11, 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the six months ended June 30, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure that commenced in 2020 was completed.
Protective Life Insurance Company Non-recourse Mortgages
During the first quarter of 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with an aggregate outstanding principal amount of $69.8 million for four communities as of June 30, 2023. Therefore, the Company is in default on these loans, and has presented the principal amount due as current notes payable on the condensed consolidated balance sheets. On August 4, 2023, the Company paid all past due amounts on one of the properties and it is no longer considered in default.
Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies since December 31, 2022.

Recent Accounting Guidance Adopted
See “Note 3– Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended June 30, 2023 as compared to three months ended June 30, 2022
Revenues
Resident revenue for the three months ended June 30, 2023 was $57.0 million as compared to $52.0 million for the three months ended June 30, 2022, an increase of $5.0 million, or 9.5%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Managed community reimbursement revenue for the three months ended June 30, 2023 was $5.4 million as compared to $7.0 million for the three months ended June 30, 2022, representing a decrease of $1.6 million. The decrease was primarily a result of managing fewer communities in 2023.

Expenses
Operating expenses for the three months ended June 30, 2023 were $44.7 million as compared to $41.5 million for the three months ended June 30, 2022, an increase of $3.2 million, or 7.7%. The increase is primarily due to a $2.3 million increase in labor and employee-related expenses, a $0.3 million increase in service contracts, a $0.2 million increase in computer software/ internet costs, and a $0.4 million in other expenses.
General and administrative expenses for the three months ended June 30, 2023 were $6.6 million as compared to $9.4 million for the three months ended June 30, 2022, representing a decrease of $2.8 million. This decrease is primarily due to a $1.6 million decrease in stock-based compensation expense from prior quarter due to forfeiture credits in connection with executive personnel changes in 2022 and a $1.2 million net decrease in recurring corporate expenses.
Managed community reimbursement expense for the three months ended June 30, 2023 was $5.4 million as compared to $7.0 million for the three months ended June 30, 2022, representing a decrease of $1.6 million. The decrease was primarily a result of managing fewer communities in 2023.
Interest expense for the three months ended June 30, 2023 was $8.6 million as compared to $7.9 million for the three months ended June 30, 2022, representing a increase of $0.7 million primarily due to increased interest rates associated with the Company’s variable rate mortgages.
Other income for the three months ended June 30, 2022 was $8.5 million and includes cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.
Six months ended June 30, 2023 as compared to six months ended June 30, 2022
Revenues
Resident revenue for the six months ended June 30, 2023 was $113.6 million as compared to $102.8 million for the six months ended June 30, 2022, an increase of $10.8 million, or 10.5%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Managed community reimbursement revenue for the six months ended June 30, 2023 was $10.3 million as compared to $14.1 million for the six months ended June 30, 2022, representing a decrease of $3.8 million. The decrease was primarily a result of managing fewer communities in 2023.
Expenses
Operating expenses for the six months ended June 30, 2023 were $88.5 million as compared to $83.4 million for the six months ended June 30, 2022, an increase of $5.1 million, or 6%. The increase is primarily due to a $3.6 million increase in labor and employee-related expenses, a $0.4 million increase in service contracts, a $0.5 million increase in computer software/ internet costs, a $0.2 million increase in real estate taxes, a $0.2 million increase in insurance expense, and a $0.2 million increase in utility costs.
General and administrative expenses for the six months ended June 30, 2023 were $13.6 million as compared to $17.7 million for the six months ended June 30, 2022, representing a decrease of $4.1 million. This decrease is primarily due to a $2.6 million decrease in stock-based compensation expense from prior year due to forfeiture credits in connection with executive personnel changes in late 2022, and a $1.5 million net decrease in recurring corporate expenses.
Managed community reimbursement expense for the six months ended June 30, 2023 was $10.3 million as compared to $14.1 million for the six months ended June 30, 2022, representing a decrease of $3.8 million. The decrease was primarily a result of managing fewer communities in 2023.
Interest expense for the six months ended June 30, 2023 was $17.4 million as compared to $15.5 million for the six months ended June 30, 2022, representing an increase of $1.9 million primarily due to increased interest rates associated with the Company’s variable rate mortgages.
Gain on extinguishment of debt for the six months ended June 30, 2023 was $36.3 million. The gain related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt. Loss on extinguishment of debt for the six months ended June 30, 2022 was $0.6 million related to the 2022 debt refinancing.
Other income for the six months ended June 30, 2022 was $8.7 million and includes cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.

Liquidity and Capital Resources
In addition to approximately $7.2 million of unrestricted cash balances on hand as of June 30, 2023, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from debt refinancings or loan modifications, proceeds from the issuance of common or preferred stock (including under the Equity Commitment Agreement), COVID-19 or related relief grants from various state agencies, and/or proceeds from the sale of owned assets. In June 2023, the Company entered into the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty, and the Equity Commitment Agreement, as disclosed above. These transactions are expected to provide additional financial flexibility to the Company and increase its liquidity position. In March 2022 the Company completed the refinancing of certain existing mortgage debt, which was amended in December 2022 and June 2023. See “Note 6–Notes Payable” in the Notes to Condensed Consolidated Financial Statements.
The Company has implemented plans, which include strategic and cash-preservation initiatives, designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its second quarter 2023 financial statements are issued. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurance can be given that certain options will be available on terms acceptable to the Company, or at all. If the Company is unable to successfully execute all of the planned initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued. See “Note 2–Going Concern Uncertainty” in the Notes to Condensed Consolidated Financial Statements.
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short- and long-term capital requirements.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	5,537	(2,070)
Net cash used in investing activities	(9,355)	(24,491)
Net cash used in financing activities	(6,304)	(19,946)
Decrease in cash and cash equivalents	$(10,122)	$(46,507)
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $5.5 million as compared to net cash used in operating activities of $2.1 million for the six months ended June 30, 2022, an increase of $7.6 million. Changes between the periods are primarily due to the increase in income from operations, as well as the improvements in the Company’s working capital. Additionally, we received grants of $2.4 million in the six months ended June 30, 2023 from state departments due to financial distress impacts of COVID-19, as compared to $1.2 million in the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company received $9.1 million in Federal Relief Funds from the Federal Government due to financial distress impacts of COVID-19.

Investing activities
Net cash used in investing activities was $9.4 million in the six months ended June 30, 2023 due to $9.7 million of capital expenditures, offset by $0.3 million from the proceeds from sale of fixed assets. Net cash used in investing activities was $24.5 million for the six months ended June 30, 2022 primarily due to the acquisition of two new communities for $12.3 million and $12.1 million primarily due to ongoing capital improvements and refurbishments at existing communities.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2023 was $6.3 million primarily due to repayments of notes payable. The net cash used in financing activities for the six months ended June 30, 2022 was $19.9 million primarily due to repayments of notes payable and deferred financing costs paid, net of proceeds from notes payable of $16.4 million, related to our 2022 debt refinancing and $3.0 million of dividends paid to Series A Preferred Stockholders.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023, we identified a material weakness in our internal control over financial reporting. Due to challenges in hiring and maintaining necessary accounting staffing levels, this material weakness has not been remediated as of June 30, 2023, as disclosed above.
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
Item 1A. Risk Factors.

The following risk factors are in addition to the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023. The effects of the events and circumstances described in the following risk factor may, directly or indirectly, heighten, exacerbate or otherwise bring to fruition many of the risks and uncertainties contained in our annual, quarterly and periodic reports filed with the SEC.

Our proposed Loan Modification Agreement with Fannie Mae is subject to several conditions, including the negotiation, execution and completion of definitive documentation, which may not be satisfied or completed on a timely basis, if at all. Failure to timely enter into the proposed Loan Modification Agreement and related documentation as contemplated by the Fannie Forbearance Agreement would have material and adverse effects on us.
On June 29, 2023, the Company entered into the Fannie Forbearance Agreement with Fannie Mae for all 37 of its encumbered communities pursuant to which Fannie Mae agreed to forbear on its legal and equitable remedies otherwise available under the community loan agreements and mortgages and related Master Credit Facility in connection with certain reduced debt service payments made by the Company. The Fannie Forbearance Agreement is the first of a two-step process to modify all existing mortgage agreements with Fannie Mae by October 1, 2023 under a proposed Loan Modification Agreement. In the second step, the Company and Fannie Mae have agreed to exercise commercially reasonable efforts to enter into the Loan Modification Agreement for each of their existing mortgage agreements on or before October 1, 2023.
The Loan Modification Agreement is subject to certain conditions, including the negotiation, execution and completion of definitive documentation, Sonida’s continued performance under the Fannie Forbearance Agreement, and the absence of any other events of default under the community mortgages and related Master Credit Facility, which may not be satisfied or completed on a timely basis, if at all. As a result, no assurances can be given that the Company will enter into the Loan Modification Agreement upon the proposed terms. Failure to timely enter into the proposed Loan Modification Agreement and related documentation would likely result in an event of default under the Company’s outstanding indebtedness with Fannie Mae that would give Fannie Mae the right to declare all amounts outstanding to be immediately due and payable and/or foreclose on the communities securing such outstanding indebtedness, which would result in a consequent loss of income and asset value to us and have other material adverse effects on the Company, including triggering cross-default and cross-collateralization provisions under the debt agreements for our other communities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2023	—	—	—	6,570,222
May 1 – May 31, 2023	—	—	—	6,570,222
June 1 – June 30, 2023	—	—	—	6,570,222
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

On January 22, 2009, the Company’s Board approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. On January 14, 2016, the Company announced that its Board approved a continuation of the share repurchase program. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been acquired by the Company under this program were purchased in open-market transactions. The Company may evaluate whether to acquire additional shares of common stock under this program at its discretion.
Item 3. Defaults upon Senior Securities
As of June 30, 2023, the Company was in default for non-compliance on its required debt service payments under non-recourse mortgage loan agreements with Protective Life for four communities. As of June 30, 2023, we had an aggregate outstanding principal amount of $69.8 million outstanding under such loan agreements and an additional $48.5 million outstanding under other loan agreements on six communities with Protective Life, for which we were not in default as of June 30, 2023.

As of June 30, 2023, the Company was in default for making reduced debt service payments under the Fannie Mae loan agreements, which defaults are subject to the Fannie Forbearance. See “Note 6–Notes Payable” for more information.
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

3.1.5
Fifth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Sonida Senior Living, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 16, 2023.)

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

10.1
Forbearance Agreement among Fannie Mae, Sonida Senior Living, Inc. and affiliated borrower entities dated June 29, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.2
Second Amendment to and Waiver Under Term Loan Agreement among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities dated June 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.3
Second Amended and Restated Limited Payment Guaranty by Sonida Senior Living, Inc. in favor of Ally Bank dated June 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.4
Equity Commitment Agreement among Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Sonida Senior Living, Inc. dated June 29, 2023 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.5
Amendment No. 3 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 16, 2023.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2023

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2023