Form 10-Q
period 2023-09-30
SONIDA SENIOR LIVING, INC.
filed 2023-11-14
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 10, 2023, the Registrant had 8,177,846 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended September 30, 2023

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,562	$16,913
Restricted cash	17,590	13,829
Accounts receivable, net	8,124	6,114
Prepaid expenses and other assets	3,540	4,099
Derivative assets	745	2,611
Total current assets	33,561	43,566
Property and equipment, net	594,116	615,754
Other assets, net	1,412	1,948
Total assets	$629,089	$661,268
Liabilities and Equity
Current liabilities:
Accounts payable	$10,067	$7,272
Accrued expenses	41,532	36,944
Current portion of notes payable, net of deferred loan costs	64,309	46,029
Deferred income	3,790	3,419
Federal and state income taxes payable	158	—
Other current liabilities	548	653
Total current liabilities	120,404	94,317
Notes payable, net of deferred loan costs and current portion	565,149	625,002
Other liabilities	61	113
Total liabilities	685,614	719,432
Commitments and contingencies
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of September 30, 2023 and December 31, 2022	47,243	43,550
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of September 30, 2023 and December 31, 2022; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 15,000 as of September 30, 2023 and December 31, 2022; 7,778 and 6,670 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	78	67
Additional paid-in capital	299,690	295,277
Retained deficit	(403,536)	(397,058)
Total shareholders’ deficit	(103,768)	(101,714)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$629,089	$661,268
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Resident revenue	$59,117	$52,485	$172,683	$155,315
Management fees	569	608	1,605	1,836
Managed community reimbursement revenue	4,989	7,694	15,314	21,757
Total revenues	64,675	60,787	189,602	178,908
Expenses:
Operating expense	44,486	43,123	132,956	126,562
General and administrative expense	8,615	5,851	22,252	23,563
Depreciation and amortization expense	9,943	9,691	29,751	28,940
Long-lived asset impairment	5,965	—	5,965	—
Managed community reimbursement expense	4,989	7,694	15,314	21,757
Total expenses	73,998	66,359	206,238	200,822
Other income (expense):
Interest income	139	44	521	47
Interest expense	(9,020)	(8,205)	(26,445)	(23,728)
Gain (loss) on extinguishment of debt, net	—	—	36,339	(641)
Gain (loss) on sale of assets, net	(34)	—	217	—
Other income (expense), net	(90)	(6)	(269)	8,663
Loss before provision for income taxes	(18,328)	(13,739)	(6,273)	(37,573)
Provision for income taxes	(83)	—	(205)	(254)
Net loss	(18,411)	(13,739)	(6,478)	(37,827)
Dividends on Series A convertible preferred stock	—	—	—	(2,267)
Undeclared dividends on Series A convertible preferred stock	(1,265)	(1,134)	(3,693)	(1,134)
Net loss attributable to common stockholders	$(19,676)	$(14,873)	$(10,171)	$(41,228)

Weighted average common shares outstanding — basic	7,050	6,364	6,602	6,357
Weighted average common shares outstanding — diluted	7,050	6,364	6,602	6,357

Basic net loss per common share	$(2.79)	$(2.34)	$(1.54)	$(6.49)
Diluted net loss per common share	$(2.79)	$(2.34)	$(1.54)	$(6.49)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Series A convertible preferred stock dividends	—	—	(1,133)	—	(1,133)
Stock-based plan activity	31	1	—	—	1
Non-cash stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(16,678)	(16,678)
Balance as of March 31, 2022	6,665	67	296,475	(359,335)	(62,793)
Series A convertible preferred stock dividends	—	—	(1,134)	—	(1,134)
Stock-based plan activity	157	1	(220)	—	(219)
Non-cash stock-based compensation	—	—	2,240	—	2,240
Net loss	—	—	—	(7,410)	(7,410)
Balance as of June 30, 2022	6,822	68	297,361	(366,745)	(69,316)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,134)	—	(1,134)
Stock-based plan activity	(152)	(1)	(44)	—	(45)
Non-cash stock-based compensation	—	—	(588)	—	(588)
Net loss	—	—	—	(13,739)	(13,739)
Balance at September 30, 2022	6,670	$67	$295,595	$(380,484)	$(84,822)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,198)	—	(1,198)
Stock-based plan activity	272	2	(17)	—	(15)
Non-cash stock-based compensation	—	—	902	—	902
Net income	—	—	—	24,145	24,145
Balance as of March 31, 2023	6,942	69	294,964	(372,913)	(77,880)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,230)	—	(1,230)
Issuance of common stock, net	68	1	(1)	—	—
Stock-based plan activity	168	2	(14)	—	(12)
Non-cash stock-based compensation	—	—	601	—	601
Net loss	—	—	—	(12,212)	(12,212)
Balance as of June 30, 2023	7,178	72	294,320	(385,125)	(90,733)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,265)	—	(1,265)
Issuance of common stock, net	600	6	5,994	—	6,000
Non-cash stock-based compensation	—	—	641	—	641
Net loss	—	—	—	(18,411)	(18,411)
Balance at September 30, 2023	7,778	$78	$299,690	$(403,536)	$(103,768)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,478)	$(37,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,751	28,940
Amortization of deferred loan costs	1,130	946
Gain on sale of assets, net	(217)	—
Long-lived asset impairment	5,965	—
Write-off of other assets	—	535
Unrealized (gain) loss on interest rate cap, net	1,958	(206)
(Gain) loss on extinguishment of debt	(36,339)	641
Provision for bad debt	582	908
Non-cash stock-based compensation expense	2,144	3,479
Other non-cash items	(7)	7
Changes in operating assets and liabilities:
Accounts receivable, net	(2,592)	(1,760)
Prepaid expenses and other assets	2,997	6,755
Other assets, net	(45)	(115)
Accounts payable and accrued expense	11,276	566
Federal and state income taxes payable	158	(423)
Deferred income	371	414
Other current liabilities	(11)	43
Net cash provided by operating activities	10,643	2,903
Cash flows from investing activities:
Acquisition of new communities	—	(12,342)
Capital expenditures	(14,168)	(18,317)
Proceeds from sale of assets	1,376	—
Net cash used in investing activities	(12,792)	(30,659)
Cash flows from financing activities:
Proceeds from notes payable	—	80,000
Repayments of notes payable	(12,508)	(98,535)
Proceeds from issuance of common stock	6,000	(263)
Dividends paid on Series A convertible preferred stock	—	(2,987)
Purchase of interest rate cap	—	(258)
Deferred loan costs paid	(825)	(2,180)
Other financing costs	(108)	(81)
Net cash used in financing activities	(7,441)	(24,304)
Decrease in cash and cash equivalents and restricted cash	(9,590)	(52,060)
Cash, cash equivalents, and restricted cash at beginning of period	30,742	92,876
Cash, cash equivalents, and restricted cash at end of period	$21,152	$40,816

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21,216	$21,536
Income taxes paid, net	$77	$672
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$3,693	$1,134
Non-cash additions of property and equipment	$1,919	$1,197
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc. (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company,” “our,” “us,” or “Sonida”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of September 30, 2023, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 communities which the Company owned and 10 communities that the Company managed on behalf of third parties. As of December 31, 2022, the Company had two properties that were no longer operated and were in the process of transitioning the legal ownership back to the Federal National Mortgage Association (“Fannie Mae”). The transfer of ownership was completed during January 2023. In August 2023, the Company sold one community located in Shaker Heights, Ohio. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2023 and December 31, 2022, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2023 and 2022.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our September 30, 2023 presentation.

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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the current inflationary environment and financial results; (2) recurring and non-recurring scheduled principal and interest payments due in the next 12 months; (3) recurring operating losses; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in “Note 6–Notes Payable.” The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the September 30, 2023 financial statements are issued.

As discussed below, the Company has implemented plans that encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its September 30, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) debt modifications, refinancings and extensions to the extent available on acceptable terms; and (3) equity issuances pursuant but not limited to the equity commitment agreement defined and described below.

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

•In June 2023, the Company entered into a forbearance agreement with Fannie Mae (“Fannie Forbearance” and “Fannie Forbearance Agreement”), pursuant to which, among other things, the Company and Fannie Mae structured a loan modification agreement with terms identical to those contained within the Fannie Forbearance that significantly reduces debt service payments, improves working capital, and extends loan maturities. The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. Concurrent with the Fannie Mae Forbearance Agreement, the Company executed a second amendment to its Refinance Facility and Second Amended and Restated Limited Payment Guaranty with Ally Bank, which, among other things, temporarily reduced the minimum liquidity covenant under such Refinance Facility for a period of 18 months, subject to certain conditions set forth therein. See “Note 6 – Notes Payable” for more information about these agreements and transactions.

•In June 2023, the Company entered into a $13.5 million equity commitment agreement with the Conversant Investors, at the Company’s right, but not the obligation. See “Note 7–Securities Financing” and “Note 15–Subsequent Events.”

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $0.5 million in various state grants during the quarter ended September 30, 2023 and approximately $2.9 million for the nine months ended September 30, 2023.

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

•The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service after September 30, 2023. The ERC is a tax credit for businesses that had employees that were affected during the COVID-19 pandemic.

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
3. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of reserve accounts for property insurance, real estate taxes, capital expenditures, derivatives, and debt service required by certain loan agreements. In addition, restricted cash includes deposits required by certain counterparties as collateral pursuant to letters of credit which must remain so long as the letters of credit are outstanding, which are subject to renewal annually.
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,562	$16,913
Restricted cash:
Property tax and insurance reserves	7,495	6,184
Lender reserves	4,237	1,500
Capital expenditures reserves	1,834	2,034
Deposits pursuant to outstanding letters of credit	4,024	4,111
Total restricted cash	17,590	13,829
Total cash, cash equivalents, and restricted cash	$21,152	$30,742
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the three and nine months ended September 30, 2023, which related to one owned community. There were no impairments on long-lived assets during the nine months ended September 30, 2022.
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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. See “Note 4–Property and Equipment, net.”
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears. Other operating revenue consists of state relief funds received from various states due to the financial distress impacts of COVID-19 (“State Relief Funds”).
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.8 million and $3.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Revenues from the Medicaid program accounted for approximately 11.4% and 10.1% of the Company’s revenue in the three months ended September 30, 2023 and 2022, respectively. Revenues from the Medicaid program accounted for approximately 10.0% and 9.9% of the Company’s revenue in the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, 23 and 24, respectively, of the Company’s communities were providers of services under the Medicaid program, and during the nine months ended September 30, 2023 and 2022, 24 and 28, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during the three and nine months ended September 30, 2023 and 2022.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s condensed consolidated statements of operations. The related costs are included in “managed community reimbursement expense” on the Company’s condensed consolidated statements of operations. See “Note 8–Revenue.”

The Company received approximately $9.1 million in the nine months ended September 30, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 4 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. For the three and nine months ended September 30, 2023, the Company received approximately $0.5 million and $2.9 million, respectively, in various State Relief Funds received from state departments due to financial distress impacts of COVID-19. For the nine months ended September 30, 2022, the Company received approximately $1.2 million in various State Relief Funds from state departments due to financial distress impacts of COVID-19. For the three months ended September 30, 2022, no grants were received from the state departments. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The Phase 4 Provider Relief Funds received from the Federal Government were recorded in “other income (expense), net” and the State Relief Funds were recorded as “resident revenue–other operating revenue” in the Company’s condensed consolidated financial statements and notes thereto.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.1 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (10) and Wisconsin (8), which we estimate represented approximately 23%, 19%, 20% and 10%, respectively, of our resident revenues for the three months ended September 30, 2023 and approximately 24%, 18%, 19% and 10%, respectively, of our resident revenues for the nine months ended September 30, 2023.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of September 30, 2023. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. For the tax year ended December 31, 2022, the Company had a three-year cumulative net operating loss for its operations and is subject to annual operating loss utilization limits and accordingly, has provided a full valuation allowance on its federal and state net deferred tax assets as of December 31, 2022 and September 30, 2023. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders, or Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (together, “Conversant” or the “Conversant Investors”), of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of September 30, 2023 and December 31, 2022, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of September 30, 2023 and December 31, 2022, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual.

Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. During the nine months ended September 30, 2023, the Board did not declare any dividends with respect to the Series A Preferred Stock, and accordingly, an aggregate of $3.7 million was added to the liquidation preference of the Series A Preferred Stock during such period, effectively increasing the carrying value of the redeemable preferred stock.

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of September 30, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”
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
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. See “Note 9–Net Loss Per Share.”
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

4. Property and Equipment, net
As of September 30, 2023 and December 31, 2022, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	September 30, 2023	December 31, 2022
Land		$47,322	$47,476
Land improvements	5 to 20 years	20,377	20,053
Buildings and building improvements	10 to 40 years	841,206	842,854
Furniture and equipment	5 to 10 years	57,031	53,236
Automobiles	5 to 7 years	2,686	2,704
Assets under financing leases and leasehold improvements (1)		4,279	1,899
Construction in progress		704	666
Total property and equipment		973,605	968,888
Less accumulated depreciation and amortization		(379,489)	(353,134)
Total property and equipment, net		$594,116	$615,754
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million and $0.2 million of financing lease right-of-use assets as of September 30, 2023 and December 31, 2022, respectively.

The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the three and nine months ended September 30, 2023, which related to one owned community. Due to recurring net operating losses, the Company concluded the assets related to this community had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of this community was determined using an income approach considering stabilized facility operating income, a discount rate of 8.5% and market capitalization rate of 7.5%. This impairment charge is primarily due to recurring net operating losses and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded fair value. There were no impairments of long-lived assets for the three and nine months ended September 30, 2022.

Sale of Shaker Heights
In August 2023, the Company completed the sale of the property owned by a subsidiary of the Company, CSL Shaker Heights, LLC, an Ohio property (“Shaker Heights”), for $1.0 million. The Company recognized a $55 thousand loss on the sale. The Shaker Heights property was unencumbered.

5. Accrued Expenses
The following is a summary of accrued expenses as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$16,186	$13,795
Accrued interest (1)	8,645	9,374
Accrued taxes	9,000	6,939
Accrued professional fees	4,638	3,179
Accrued other expenses	3,063	3,657
Total accrued expenses	$41,532	$36,944
__________
(1) Includes $2.3 million of deferred interest as of September 30, 2023 in consideration of the Loan Modification.

6. Notes Payable
Notes payable consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	September 30, 2023	December 31, 2022
Fixed rate mortgage notes payable	4.5%	2024 to 2045	$493,436	$503,312
Fannie Mae 18 mortgage notes payable (1)			—	31,991
Variable rate mortgage notes payable (2)	5.9%	2026 to 2029	137,320	137,652
Notes payable - insurance	6.4%	2024	1,865	1,724
Notes payable - other	8.5%	2023	1,619	1,619
Notes payable (5)			634,240	676,298
Deferred loan costs, net			4,782	5,267
Total notes payable, net of deferred loan costs			$629,458	$671,031
Current portion of notes payable (3)			64,309	46,029
Long-term notes payable, net			$565,149	$625,002

The following schedule summarizes our notes payable as of September 30, 2023 (in thousands):

Principal payments due in:
2023 (3) (4)	$57,312
2024	9,179
2025	40,107
2026	319,901
2027	3,597
Thereafter	204,144
Total notes payable, excluding deferred loan costs (5)	$634,240
__________
(1) See “2020 Foreclosure Proceedings on Fannie Mae Loans (18 properties)” disclosure below.
(2) See Note 13 for interest rate cap agreements on variable rate mortgage notes payable.
(3) September 30, 2023 includes $55.8 million aggregate outstanding principal due under the loans currently in default with Protective Life Insurance Company.

(4) See “Protective Life Insurance Company Non-recourse Mortgages” disclosure below.
(5) Maturities reflect the terms of the Loan Modification Agreements executed in October 2023.
As of September 30, 2023, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on either one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of September 30, 2023, one-month LIBOR and one-month SOFR were 5.4% and 5.3%, respectively, and the applicable margins were 2.14% and 3.50%, respectively.

As of September 30, 2023, we had property and equipment with a net carrying value of $590.2 million that is secured by outstanding notes payable.

Fannie Mae Loan Modification
On June 29, 2023, the Company entered into the Fannie Forbearance with Fannie Mae for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the forbearance period. In connection with the Fannie Forbearance, the Company made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage agreements with Fannie Mae by October 1, 2023 under a proposed loan modification agreement, as defined in the Fannie Forbearance (“Loan Modification Agreement”). Terms outlined in an agreed upon term sheet accompanying the Fannie Forbearance were included in the Loan Modification Agreements as the final step to modify the various 37 Fannie Mae community mortgages and MCF prior to the expiration of the Fannie Forbearance, which was subsequently extended to October 6, 2023. The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023.
The material terms of the Loan Modification Agreements, are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, have been extended to December 2026. The remaining 19 communities under the MCF have existing maturities in December 2028.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”).
•The Company is required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt which is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
•The Company provided a full corporate guaranty in the amount of $5.0 million related to the second principal payment of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire upon payment of the second $5.0 million principal payment.
•In addition to the Second Payment Guaranty above, the Company also provided a $10.0 million guaranty (the “Supplemental Fannie Guaranty”). After the expiration of 24 months from the Fannie Forbearance Effective Date, Sonida may discharge the full amount of the Supplemental Fannie Guaranty by making a $5.0 million principal payment to Fannie Mae on its community mortgages and/or its MCF.
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such amounts on qualifying projects as the capital expenditures are incurred.
The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred restructuring costs of $0.5 million and $0.7 million in the three and nine months ended September 30, 2023, respectively. These costs are included in deferred loan costs as of September 30, 2023 and will be amortized over the new lives of the Fannie Mae loans.

Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, Sonida executed a second amendment (“Ally Amendment”) to its Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended and Restated Limited Payment Guaranty”) with Ally Bank with terms as follows:
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
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
•During the Waiver period, the Company cannot avail itself to (1) its two potential $5.0 million draw-downs, (2) the release of its Debt Service Escrow Account and Waiver Principal Reserve Account (defined below), or (3) its interest rate margin reduction, all otherwise provided for in the Ally Term Loan, subject to achievement of certain financial performance metrics as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
•In July 2023, Sonida was required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represents the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. The valuation date used for pricing the interest rate cap is November 30, 2023, the date on which the current interest rate cap expires. At each month-end subsequent to the effective date of the Ally Amendment and through its next required annual interest rate cap purchase under the Ally Term Loan, Sonida is required to fund an additional IRC Reserve amount such that the then estimated interest rate cap cost is fully escrowed. An additional $0.1 million was funded to the IRC Reserve during the three months ended September 30, 2023. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost.
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

•In consideration for the terms contemplated in the Ally Amendment and upon execution of the same, Sonida paid Ally an Amendment Fee of $0.1 million, which is included in deferred loan costs as of September 30, 2023 and will be amortized over the life of the Ally Term Loan.

The foregoing description of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty, and the Loan Modification Agreements and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment and Second Amended and Restated Limited Payment Guaranty which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q. See “Item 6. Exhibits.”
2022 Ally Loan Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40.0 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty. In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.7 million, are included in deferred loan costs as of September 30, 2023.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of September 30, 2023 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of September 30, 2023, we were in compliance with the financial covenants. The debt service coverage financial covenant was waived entirely for the June 30, 2023 measurement date. We can provide no assurance that any financial covenants will be met in the future.
The Refinance Facility required the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022.
Notes Payable - Insurance
In December 2022, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.1 million. In May 2023, the Company entered into a finance agreement totaling approximately $2.3 million with a fixed interest rate of 6.50%. As of September 30, 2023, the Company had finance agreements totaling $1.9 million, with fixed interest rates ranging from 4.75% to 6.50%, and weighted average rate of 6.43%, with principal amounts being fully repaid over a seven-month term.
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

In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the nine months ended September 30, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure was complete.
Protective Life Insurance Company Non-recourse Mortgages

During 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with Protective Life Insurance Company (“Protective Life”). As of September 30, 2023 there were three communities with an aggregate outstanding principal amount as of $55.8 million that were in default. The Company has presented the total amount due on these three communities as current notes payable on the condensed consolidated balance sheets.

In August 2023, Protective Life sold three different mortgages that were not in default to other lenders in the ordinary course of business with no impact to the Company. The total outstanding debt balance for the mortgages sold as of September 30, 2023 was $43.2 million.
7. Securities Financing
Series A Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2023, June 30, 2023, and September 30, 2023, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.2 million, $1.2 million, and $1.3 million, respectively, were added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. On March 31, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock which was paid in April 2022. On June 8, 2022, the Company declared a $1.1 million cash dividend on the Series A Preferred Stock, which was paid in June 2022. On September 30, 2022, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.1 million was added to the liquidation preference of the Series A Preferred Stock.
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000 payable through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. The Company made an equity draw in July 2023 of $6.0 million and issued 600,000 shares of common stock to Conversant. The Company used $5.0 million of the proceeds to make unscheduled principal payments on two of its Fannie Mae loan balances. On November 1, 2023, the Company made an equity draw of $4.0 million and issued 400,000 shares of common stock to the Conversant Investors.

8. Revenue

Revenue for the three and nine months ended September 30, 2023 and 2022 is comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Housing and support services	$57,887	$51,703	$167,527	$151,854
Community fees	428	481	1,354	1,410
Ancillary services	288	301	807	838
Other operating revenue (1)	514	—	2,995	1,213
Resident revenue	59,117	52,485	172,683	155,315
Management fees	569	608	1,605	1,836
Managed community reimbursement revenue	4,989	7,694	15,314	21,757
Total revenues	$64,675	$60,787	$189,602	$178,908
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
9. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net loss per common share calculation:
Net loss	$(18,411)	$(13,739)	$(6,478)	$(37,827)
Less: Dividends on Series A Preferred Stock	—	—	—	(2,267)
Less: Undeclared dividends on Series A Preferred Stock	(1,265)	(1,134)	(3,693)	(1,134)
Net loss attributable to common stockholders	$(19,676)	$(14,873)	$(10,171)	$(41,228)
Weighted average shares outstanding — basic	7,050	6,364	6,602	6,357
Basic net loss per share	$(2.79)	$(2.34)	$(1.54)	$(6.49)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(19,676)	$(14,873)	$(10,171)	$(41,228)
Weighted average shares outstanding — diluted	7,050	6,364	6,602	6,357
Diluted net loss per share	$(2.79)	$(2.34)	$(1.54)	$(6.49)

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2023	2022	2023	2022
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,165	1,045	1,135	1,036
Restricted stock awards	725	392	641	380
Restricted stock units	3	9	1	4
Stock options	10	10	10	10
Total	2,934	2,487	2,818	2,461
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
During the nine months ended September 30, 2023, the Company granted restricted stock awards under the 2019 Plan as follows:

(in thousands, except weighted average amount)	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Nine months ended September 30, 2023	447	$7.80	3,486
During the nine months ended September 30, 2023, the Company granted 3,000 time-based restricted stock units under the Company’s 2019 Plan to a certain non-employee director at a grant date fair value of $8.80 per share that are scheduled to vest on the first anniversary of the grant date.
The Company recognized $0.6 million and $2.1 million in stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The Company recognized $(0.6) million and $3.5 million in stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. The negative expense for the three months ended September 30, 2022 is due to forfeiture credits as a result of executive personnel changes in September 2022.
11. Commitments and Contingencies
As of September 30, 2023, the Company had contractual commitments of $3.6 million related to future renovations and technology enhancements to our communities, which are expected to be substantially expended during 2023.
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
12. Related Party Transactions
As of September 30, 2023, Conversant Investors and affiliates beneficially owned approximately 59% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). On June 29, 2023, the Company entered into a $13.5 million equity commitment agreement with Conversant. The Company made equity draws of $6.0 million in July 2023 and $4.0 million in November 2023 against the equity commitment. See “Note 7–Securities Financing” and “Note 15–Subsequent Events.”

13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of September 30, 2023, we had interest rate cap agreements with an aggregate notional value of $138.4 million that were entered into during 2022. The fair value of these derivative assets as of September 30, 2023 was $1.0 million which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,562	$3,562	$16,913	$16,913
Restricted cash	17,590	$17,590	13,829	13,829
Notes payable, excluding deferred loan costs	$634,240	$511,450	$676,298	$638,485
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $6.0 million to “Property and equipment, net.” The fair value of the impaired assets was $7.3 million as of September 30, 2023. The fair value of the property and equipment, net was primarily determined utilizing the income approach considering stabilized facility operating income, a discount rate of 8.5%, and market capitalization rates of 7.5%.
14. Derivatives and Hedging
The Company uses derivatives as part of its overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
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
On November 30, 2022, in order to comply with the lender’s requirements under the Ally Bank Refinance Facility, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement expires on November 30, 2023 and effectively caps the interest rate of the SOFR portion of the Ally Bank debt at 2.25%. The interest rate cap is not designated as a hedge under ASC 815-20, “Derivatives - Hedging,” therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.

As of September 30, 2023, all of our variable-rate debt obligations were covered by interest rate cap transactions.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$342	$—	$—
Interest rate cap (SOFR-based)	88,125	684	—	—
Total derivatives, net	$138,385	$1,026	$—	$—

	December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$542	$—	$—
Interest rate cap (SOFR-based)	88,125	2,180	—	—
Total derivatives, net	$138,385	$2,722	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Derivative not designated as hedge
Interest rate cap
(Gain) loss on derivatives not designated as hedges included in interest expense	$(855)	$251	$1,978	$206
15. Subsequent Events
Fannie Mae Loan Modification Agreement
The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. See “Note 6–Notes Payable.”

Equity Commitment Draw and Principal Payments
Subsequent to September 30, 2023, the Company elected to draw down an additional $4.0 million of the Equity Commitment in October, which was received on November 1, 2023. The Company issued 400,000 shares of common stock to Conversant on November 1, 2023.
Employee Retention Credit
The Company filed for an ERC with the Internal Revenue Service after September 30, 2023. The ERC is a tax credit for businesses that had employees and were affected during the COVID-19 pandemic.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2023 and 2022, and (ii) liquidity and capital resources of the Company.
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
As of September 30, 2023, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 owned senior housing communities and 10 communities that we manage on behalf of third parties.
COVID-19 Pandemic
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of September 30, 2023, all of the Company's senior living communities were open for new resident move-ins. Although vaccines are now widely available, we cannot predict the duration of the ongoing impact of the pandemic on our business. If the COVID-19 pandemic worsens, including the transmission of highly contagious variants of the COVID-19 virus, the Company may have to impose or revert to restricted or limited access to its communities.
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

The Company received approximately $9.1 million in the nine months ended September 30, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 4 General Distribution which was expanded by the CARES Act to provide grants or other funding mechanism to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. For the three and nine months ended September 30, 2023, the Company received approximately $0.5 million and $2.9 million, respectively, in various relief funds received from state departments due to financial distress impacts of COVID-19 (“State Relief Funds”). For the nine months ended September 30, 2022, the Company received approximately $1.2 million, in various State Relief Funds. The Company received no State Relief Funds for the three months ended September 30, 2022. While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.
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

In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including: (1) the current inflationary environment and financial results; (2) recurring and non-recurring scheduled principal and interest payments due in the next 12 months; (3) recurring operating losses; (4) the Company’s working capital deficit; and (5) events of non-compliance with certain of our mortgage agreements, as noted in “Note 6–Notes Payable.” The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the September 30, 2023 financial statements are issued.

As discussed below, the Company has implemented plans that encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its September 30, 2023 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) net cash generated from operations; (2) debt modifications, refinancings and extensions to the extent available on acceptable terms; and (3) equity issuances pursuant but not limited to the equity commitment agreement defined and described below.

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

•In June 2023, the Company entered into a forbearance agreement (“Fannie Forbearance” and “Fannie Forbearance Agreement”) with the Federal National Mortgage Association (“Fannie Mae”), pursuant to which, among other things, the Company and Fannie Mae structured a loan modification agreement with terms identical to those contained within the Fannie Forbearance that significantly reduces debt service payments, improves working capital, and extends loan maturities. The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. Concurrent with the Fannie Mae Forbearance Agreement, the Company executed a second amendment to its Refinance Facility and Second Amended and Restated Limited Payment Guaranty with Ally Bank, which, among other things, temporarily reduced the minimum liquidity covenant under such Refinance Facility for a period of 18 months, subject to certain conditions set forth therein. See “Note 6 – Notes Payable” for more information about these agreements and transactions.

•In June 2023, the Company entered into a $13.5 million equity commitment agreement with the Conversant Investors at the Company’s right, but not the obligation.

•Through recently integrated systems and revised process workflows, the Company has implemented additional proactive spending reductions, including reduced discretionary spending and more stringent, return-based capital spending.

•The Company received approximately $0.5 million in various state grants during the quarter ended September 30, 2023 and $2.9 million for the nine months ended September 30, 2023.

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

•The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service after September 30, 2023. The ERC is a tax credit for businesses that had employees that were affected during the COVID-19 pandemic.

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

Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the three months ended September 30, 2023, the Company generated resident revenue of approximately $59.1 million compared to resident revenue of approximately $52.5 million in the three months ended September 30, 2022 representing an increase of 12.6%. The increase in revenue was primarily due to increased occupancy and increased average rent rates. During the nine months ended September 30, 2023, the Company generated resident revenue of approximately $172.7 million compared to approximately $155.3 million during the nine months ended September 30, 2022, representing an increase of 11.2%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in early 2022.
Weighted average occupancy for the three months ended September 30, 2023 and 2022 for the communities owned by the Company was 84.9% and 83.4%, respectively, reflecting continued occupancy recovery following the onset of the COVID-19 pandemic. The average monthly rental rate for these communities for the quarter ended September 30, 2023 was 11.7% higher as compared to the quarter ended September 30, 2022.
Weighted average occupancy for the nine months ended September 30, 2023 and 2022 for the communities owned by the Company was 84.2% and 82.6%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the nine months ended September 30, 2023 was 9.4% higher when compared to the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2023, the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.

Fannie Mae Loan Modification
On June 29, 2023, the Company entered into the Fannie Forbearance with Fannie Mae for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the forbearance period. In connection with the Fannie Forbearance, the Company made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage agreements with Fannie Mae by October 1, 2023 under a proposed loan modification agreement, as defined in the Fannie Forbearance (“Loan Modification Agreement”). Terms outlined in an agreed upon term sheet accompanying the Fannie Forbearance were included in the Loan Modification Agreements as the final step to modify the various 37 Fannie Mae community mortgages and MCF prior to the expiration of the Fannie Forbearance, which was subsequently extended to October 6, 2023. The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023.
The material terms of the Loan Modification Agreements, are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, have been extended to December 2026. The remaining 19 communities under the MCF have existing maturities in December 2028.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”).
•The Company is required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt which is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
•The Company provided a full corporate guaranty in the amount of $5 million related to the second principal payment of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire upon payment of the second $5.0 million principal payment.
•In addition to the Second Payment Guaranty above, the Company also provided a $10.0 million guaranty (the “Supplemental Fannie Guaranty”). After the expiration of 24 months from the Fannie Forbearance Effective Date,

Sonida may discharge the full amount of the Supplemental Fannie Guaranty by making a $5.0 million principal payment to Fannie Mae on its community mortgages and/or its MCF.
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such amounts on qualifying projects as the capital expenditures are incurred.
The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred restructuring costs of $0.7 million in the nine months ended September 30, 2023. These costs are included in deferred loan costs as of September 30, 2023 and will be amortized over the new lives of the Fannie Mae loans.
Other Significant Transactions
Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, Sonida executed a second amendment (“Ally Amendment”) to its Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended and Restated Limited Payment Guaranty”) with Ally Bank with terms as follows:
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
•During the Waiver period, the Company cannot avail itself to (1) its two potential $5.0 million draw-downs, (2) the release of its Debt Service Escrow Account and Waiver Principal Reserve Account (defined below), or (3) its interest rate margin reduction, all otherwise provided for in the Ally Term Loan, subject to achievement of certain financial performance metrics as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
•Sonida is required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represents the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. The valuation date used for pricing the interest rate cap is November 30, 2023, the date on which the current interest rate cap expires. At each month-end subsequent to the effective date of the Ally Amendment and through its next required annual interest rate cap purchase under the Ally Term Loan, Sonida is required to fund an additional IRC Reserve amount such that the then estimated interest rate cap cost is fully escrowed. An additional

$0.1 million was funded to the IRC Reserve during the three months ended September 30, 2023. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost.
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
•In consideration for the terms contemplated in the Ally Amendment and upon execution of the same, Sonida paid Ally an Amendment Fee of $0.1 million, which is included in deferred loan costs as of September 30, 2023 and will be amortized over the life of the Ally Term Loan.
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000 payable through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. The Company made an equity draw in July 2023 of $6.0 million and issued 600,000 shares of common stock to Conversant. The Company used $5.0 million of the proceeds to make principal payments on two of its Fannie Mae loan balances. Subsequent to September 30, 2023, the Company elected to draw down an additional $4.0 million of the Equity Commitment in October which was received on November 1, 2023. The Company issued 400,000 shares of common stock to Conversant on November 1, 2023.
The foregoing description of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty, the Loan Modification Agreements, and Equity Commitment and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty and Equity Commitment, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.6, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q. See “Item 6. Exhibits.”

2022 Ally Loan Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, $10.0 million is available as delayed loans that can be borrowed upon achieving and maintaining certain financial covenant requirements and up to an additional uncommitted $40.0 million may be available to fund future growth initiatives. In addition, the Company provided a limited payment guaranty. In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $0.7 million, are included in deferred loan costs as of September 30, 2023.
On December 13, 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million. In conjunction with the amendment, the Company incurred costs of approximately $0.2 million in December 2022 that are included in deferred loan costs as of September 30, 2023 and will be deferred and amortized over the remaining life of the term loan.
The Refinance Facility requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the Loan Agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of September 30, 2023, we were in compliance with the financial covenants. We can provide no assurance that any financial covenants will be met in the future.
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
In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the nine months ended September 30, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure that commenced in 2020 was complete.
Protective Life Insurance Company Non-recourse Mortgages
During 2023, the Company elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with Protective Life Insurance Company (“Protective Life”). As of September 30, 2023 there are three communities with an aggregate outstanding principal amount as of $55.8 million that are in default. The Company has presented the total amount due on these three communities as current notes payable on the condensed consolidated balance sheets.

In August 2023, Protective Life sold three different mortgages that were not in default to other lenders. The total outstanding debt balance for the mortgages sold as of September 30, 2023 was $43.2 million.
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

Recent Accounting Guidance Adopted
See “Note 3–Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended September 30, 2023 as compared to three months ended September 30, 2022
Revenues
Resident revenue for the three months ended September 30, 2023 was $59.1 million as compared to $52.5 million for the three months ended September 30, 2022, an increase of $6.6 million, or 12.6%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Managed community reimbursement revenue for the three months ended September 30, 2023 was $5.0 million as compared to $7.7 million for the three months ended September 30, 2022, representing a decrease of $2.7 million. The decrease was primarily a result of managing fewer communities in 2023.

Expenses
Operating expenses for the three months ended September 30, 2023 were $44.5 million as compared to $43.1 million for the three months ended September 30, 2022, an increase of $1.4 million, or 3.2%. The increase is primarily due to a $2.2 million increase in labor and employee-related expenses and a $0.3 million increase in computer software/ internet costs, partially offset by a reduction in real estate taxes of $0.4 million and $0.7 million in other expenses.
General and administrative expenses for the three months ended September 30, 2023 were $8.6 million as compared to $5.9 million for the three months ended September 30, 2022, representing an increase of $2.7 million. This increase is primarily due to a $1.4 million increase in transaction costs due to our loan modification and a $1.2 million increase in stock-based compensation expense as a result of prior quarter forfeiture credits in connection with executive personnel changes.
During the three months ended September 30, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community as a result of recurring net operating losses. There were no impairments on long-lived assets during the three months ended September 30, 2022.
Managed community reimbursement expense for the three months ended September 30, 2023 was $5.0 million as compared to $7.7 million for the three months ended September 30, 2022, representing a decrease of $2.7 million. The decrease was primarily a result of managing fewer communities in 2023.
Interest expense for the three months ended September 30, 2023 was $9.0 million as compared to $8.2 million for the three months ended September 30, 2022, representing a increase of $0.8 million primarily due to the change in our derivative assets, and the additional interest expense on the two Indiana communities financed during December 2022.
Nine months ended September 30, 2023 as compared to nine months ended September 30, 2022
Revenues
Resident revenue for the nine months ended September 30, 2023 was $172.7 million as compared to $155.3 million for the nine months ended September 30, 2022, an increase of $17.4 million, or 11.2%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Managed community reimbursement revenue for the nine months ended September 30, 2023 was $15.3 million as compared to $21.8 million for the nine months ended September 30, 2022, representing a decrease of $6.5 million. The decrease was primarily a result of managing fewer communities in 2023.
Expenses
Operating expenses for the nine months ended September 30, 2023 were $133.0 million as compared to $126.6 million for the nine months ended September 30, 2022, an increase of $6.4 million, or 5.1%. The increase is primarily due to a $5.8 million increase in labor and employee-related expenses, a $0.4 million increase in service contracts, a $0.8 million increase in computer software/ internet costs, partially offset by a $0.6 million decrease in food costs and a $0.2 million decrease in real estate taxes.
General and administrative expenses for the nine months ended September 30, 2023 were $22.3 million as compared to $23.6 million for the nine months ended September 30, 2022, representing a decrease of $1.3 million. This decrease is primarily due to a $1.9 million decrease in recurring general and administrative expenses and a $1.3 million decrease in stock-based compensation expense as a result of prior year forfeiture credits in connection with executive personnel changes. Partially offsetting the decrease in general and administrative expense is $1.9 million related to transaction costs associated with our 2023 loan modifications.
During the nine months ended September 30, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community as a result of recurring net operating losses. There were no impairments on long-lived assets during the nine months ended September 30, 2022.
Managed community reimbursement expense for the nine months ended September 30, 2023 was $15.3 million as compared to $21.8 million for the nine months ended September 30, 2022, representing a decrease of $6.5 million. The decrease was primarily a result of managing fewer communities in 2023.
Interest expense for the nine months ended September 30, 2023 was $26.4 million as compared to $23.7 million for the nine months ended September 30, 2022, representing an increase of $2.7 million primarily due to increased interest rates associated with the Company’s variable rate mortgages and the additional interest expense on the two Indiana communities financed during December 2022.

Gain on extinguishment of debt for the nine months ended September 30, 2023 was $36.3 million. The gain related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt. Loss on extinguishment of debt for the nine months ended September 30, 2022 was $0.6 million related to the 2022 debt refinancing.
Other income for the nine months ended September 30, 2022 was $8.7 million and includes cash received for CARES Act funding for healthcare-related expenses or lost revenues attributable to COVID-19.
Liquidity and Capital Resources
In addition to approximately $3.6 million of unrestricted cash balances on hand as of September 30, 2023, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from debt refinancings or loan modifications, proceeds from the issuance of common or preferred stock (including under the Equity Commitment Agreement), COVID-19 or related relief grants from various state agencies, and/or proceeds from the sale of owned assets. In June 2023, the Company entered into the Fannie Forbearance, the Ally Amendment, Second Amended and Restated Limited Payment Guaranty, and the Equity Commitment Agreement, as disclosed above. In October 2023, the Company entered into Loan Modification Agreements with Fannie Mae. These transactions are expected to provide additional financial flexibility to the Company and increase its liquidity position. In March 2022, the Company completed the refinancing of certain existing mortgage debt, which was amended in December 2022 and June 2023. See “Note 6–Notes Payable” in the Notes to Condensed Consolidated Financial Statements.
The Company has implemented plans, which include strategic and cash-preservation initiatives, designed to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its third quarter 2023 financial statements are issued. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurance can be given that certain options will be available on terms acceptable to the Company, or at all. If the Company is unable to successfully execute all of the planned initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the 12-month period following the date the financial statements are issued. See “Note 2–Going Concern Uncertainty” in the Notes to Condensed Consolidated Financial Statements.
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets, equity financings and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short- and long-term capital requirements.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	10,643	2,903
Net cash used in investing activities	(12,792)	(30,659)
Net cash used in financing activities	(7,441)	(24,304)
Decrease in cash and cash equivalents	$(9,590)	$(52,060)

Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $10.6 million as compared to $2.9 million for the nine months ended September 30, 2022, an increase of $7.7 million. Changes between the periods are primarily due to the increase in income from operations. Additionally, we received grants of $2.9 million in the nine months ended September 30, 2023 from state departments due to financial distress impacts of COVID-19, as compared to $1.2 million in the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company received $9.1 million in Provider Relief Funds from the Federal Government due to financial distress impacts of COVID-19.
Investing activities
Net cash used in investing activities was $12.8 million in the nine months ended September 30, 2023 due to $14.2 million of capital expenditures, offset by $1.4 million from the proceeds from sale of fixed assets. Net cash used in investing activities was $30.7 million for the nine months ended September 30, 2022 primarily due to the acquisition of two new communities for $12.3 million and $18.3 million due to ongoing capital improvements and refurbishments at existing communities.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $7.4 million primarily due to repayments of notes payable of $12.5 million and deferred financing costs paid of $0.8 million, partially offset by proceeds of $6.0 million from our equity draw. The net cash used in financing activities for the nine months ended September 30, 2022 was $24.3 million primarily due to repayments of notes payable and deferred financing costs paid, net of proceeds from notes payable of $20.7 million, related to our 2022 debt refinancing and $3.0 million of dividends paid to Series A Preferred Stockholders.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023, we identified a material weakness in our internal control over financial reporting. Due to challenges in hiring and maintaining necessary accounting staffing levels, this material weakness has not been remediated as of September 30, 2023, as disclosed above.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2023	—	—	—	6,570,222
August 1 – August 31, 2023	—	—	—	6,570,222
September 1 – September 30, 2023	—	—	—	6,570,222
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
Item 3. Defaults upon Senior Securities
As of September 30, 2023, the Company was in default for non-compliance on its required debt service payments under non-recourse mortgage loan agreements with Protective Life for three communities. As of September 30, 2023, we had an aggregate outstanding principal amount of $55.8 million outstanding under such loan agreements.
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

10.4
Waiver and Third Amendment to Master Credit Facility Agreement among Sonida Senior Living, Inc., Berkadia Commercial Mortgage LLC, Fannie Mae and affiliated borrower entities dated September 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 6, 2023.)

10.5
[Form of] Waiver and [First] Amendment to Multifamily Loan and Security Agreement by and among, Sonida Senior Living, Inc., [Berkadia Commercial Mortgage LLC], [Wells Fargo Bank, National Association], Fannie Mae and affiliated borrower entities dated September 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 6, 2023.)

10.6
Equity Commitment Agreement among Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Sonida Senior Living, Inc. dated June 29, 2023 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2023

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2023