Form 10-K
period 2023-12-31
SONIDA SENIOR LIVING, INC.
filed 2024-03-27
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13445

Sonida Senior Living, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14755 Preston Road, Suite 810 Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(972) 770-5600
______________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	SNDA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 3,454,082 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2023, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $30.1 million. As of March 25, 2024, the Registrant had 13,204,164 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement pertaining to its 2024 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in this Annual Report on Form 10-K, and also include the following:

•the Company’s ability to generate sufficient cash flows from operations, proceeds from equity issuances and debt financings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s acquisitions and capital improvement projects to expand, redevelop, and/or reposition its senior living communities;
•increases in market interest rates that increase the cost of certain of our debt obligations;
•increased competition for, or a shortage of, skilled workers, including due to general labor market conditions, along with wage pressures resulting from such increased competition, low unemployment levels, use of contract labor, minimum wage increases and/or changes in overtime laws;
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
•the Company's ability to improve and maintain controls over financial reporting and remediate the identified material weakness discussed as discussed in Item 9 of this Annual Report on Form 10-K;
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
•the impact from or the potential emergence and effects of a future epidemic, pandemic, outbreak of infectious disease or other health crisis; and
•changes in accounting principles and interpretations.

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

ii

PART I
ITEM 1.    BUSINESS.
Overview
Sonida Senior Living, Inc. (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, “we,” “us,” “our,” or the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2023, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties.
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
During our prior year, we introduced a new management plan focused on a number of strategic priorities that are core to the Company's refreshed mission. By executing on these priorities, we aim to continue our growth and margin expansion and to enhance our market position as a leading owner-operator of senior housing communities in the United States. The following strategic priorities are intended to complement and enhance our core operational efforts while addressing the Company's financial position and increasing margin penetration against the backdrop of rapidly evolving demographic, economic and regulatory environments.
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
•Reputation score
•Services and programming
•Health and safety
Operational Excellence. We strive to remove inefficiencies and improve quality in our operations to reinvest in the Company by focusing on:
•Rate optimization
•Sales and Marketing platform drives continued occupancy growth
•Group Purchasing Organization (“GPO”) programs enhance purchasing options, pricing, and compliance
•Improving liquidity through better collections and cash management

As discussed below, during 2023 we modified the terms on a significant portion of our debt, which we believe will provide the Company with additional financial flexibility and position us for further growth. Over the past year we also made significant capital expenditures in our communities, including overall refreshes and technological improvements, to enhance our residents' experience and to drive future growth.

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
Recent Developments
Fannie Mae Loan Modification
On June 29, 2023, we entered into a forbearance agreement (“Fannie Forbearance” and “Fannie Forbearance Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by us during the forbearance period. In connection with the Fannie Forbearance, we made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage loan agreements with Fannie Mae by October 2023 under proposed loan modification agreements, as defined in the Fannie Forbearance (“Loan Modification Agreements”).
We entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. Some of the material terms of the Loan Modification Agreements are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, have been extended to December 2026. The remaining 19 communities under the MCF have existing maturities in January 2029.
•We are not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred until it is contractually waived in June 2024 so long as there is no event of default (the “Fannie Interest Abatement Period”).
•We are required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt which is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed a second amendment (“2023 Ally Amendment”) to our Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally will grant the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the liquid assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million will be effective, with such threshold increasing $1.0 million per month through the earlier of the release of the waiver period or December 31, 2024.
•During the Waiver period, a new and temporary liquid assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and interest rate cap reserve (“IRC Reserve”)) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.

•In July 2023, we were required to fund $2.3 million to an IRC Reserve held by Ally, which represented the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. On December 1, 2023, the Company entered into a new SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion or our indebtedness with Ally Bank at 2.25%. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost.
Conversant Equity Commitment
In connection with the Fannie Forbearance and the June 2023 Ally Amendment signed on June 29, 2023, we entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Dallas Parkway (A) LP (“Conversant Fund A”) and Conversant Dallas Parkway (B) LP (“Conversant Fund B” and, together with Conversant Fund A, the “Conversant Investors” or “Conversant”) for a term of 18 months. The Equity Commitment had a commitment fee of $675,000, which was paid through the issuance of 67,500 shares of common stock of the Company. Subject to certain conditions, the Company has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. We made total equity draws of $10.0 million during 2023 and issued 1,000,000 shares of common stock to Conversant. We used a portion of the equity draws to make $5.0 million principal payments towards our Fannie Mae loan balances. As of December 31, 2023, $3.5 million remains available under the Equity Commitment.
Shaker Heights Disposition
In August 2023, we completed the sale of one property located in Shaker Heights, Ohio (“Shaker Heights”), for $1.0 million. The Shaker Heights property was unencumbered.
Subsequent Events
2024 Private Placement Transaction
On February 1, 2024, we entered into a securities purchase agreement with certain of our largest shareholders, including the Conversant Investors (the “Investors”), pursuant to which the Investors agreed to purchase from us, and we agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an aggregate of 5,026,318 shares (the “Shares”) of our common stock at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, in which 3,350,878 Shares were issued and sold to the Investors for a total of approximately $31.8 million. The second tranche occurred on March 22, 2024, in which 1,675,440 Shares were issued and sold to the Investors for a total of approximately $15.9 million.
In addition to our aggregate deposits of $1.5 million made in December 2023 and January 2024, we funded the remaining cash portion of the purchase price (including one-time closing costs) for the Protective Life Loan Purchase (as defined below) with $15.4 million of net proceeds from the sale of the Shares at the first tranche of the 2024 Private Placement. We obtained additional debt proceeds through our existing finance facility with Ally Bank for the remaining portion of the purchase price for the Protective Life Loan Purchase. We expect to use the remaining proceeds from the sale of the Shares at the first tranche and the proceeds from the sale of the Shares at the second tranche for capital expenditure projects at our senior living communities, working capital, potential acquisition opportunities and other general corporate purposes.
Protective Life Loan Purchase
On February 2, 2024, we completed the purchase of the outstanding indebtedness of Protective Life Insurance Company (“Protective Life”) that was secured by seven of the Company’s senior living communities for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to us by Protective Life), which represents approximately 52% of the outstanding amounts due under such loans (such transaction, the “Protective Life Loan Purchase”). In addition to our aggregate deposits of $1.5 million made in December 2023 and January 2024, we funded the remaining cash portion of the purchase price (including one-time closing costs) for the Protective Life Loan Purchase with $15.4 million of net proceeds from the sale of the Shares at the first closing of the Private Placement. We obtained additional debt proceeds through our existing finance facility with Ally Bank for the remaining portion of the purchase price for the Protective Life Loan Purchase.

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
During 2022, we incurred additional operating costs and expenses in order to implement enhanced infection control protocols and enhanced care for our residents. For example, we incurred substantial costs for procurement of additional property and equipment, cleaning and disposable food service supplies, enhanced cleaning, infection control, environmental sanitation costs, and increased labor expenses for hazard pay and contract labor at certain communities with COVID-19 positive residents. We also incurred costs related to COVID-19 testing of our residents and our employees. In total, we incurred approximately $0.1 million and $0.4 million in incremental COVID-19 costs in fiscal years 2023 and 2022, respectively.
In April 2022, the Company accepted $9.1 million through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 4 General Distribution, which was expanded by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related expenses or lost revenues attributable to COVID-19. The Phase 4 Provider Relief Funds were recorded as other income in the year ended December 31, 2022. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. In addition, during the years ended December 31, 2023 and 2022 the Company received approximately $2.9 million and $1.2 million, respectively, in relief from various state agencies.
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
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred from April 2020 through December 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half became due on December 31, 2022. The Company has submitted applications to enter into payment plans for the remaining amounts due. In conjunction with the deferral and payment plan applications, the Company accrued penalties and interest of $0.7 million and $0.8 million, respectively, which were included in accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the Company had $5.1 million and $4.8 million, respectively, in deferred payroll taxes, which is included in accrued expenses in the Company’s Consolidated Balance Sheets.
On September 14, 2023, amid concerns about aggressive employee retention credit (“ERC”) marketing, the IRS announced a moratorium on processing new claims. A specific resumption date hasn't been determined but, at this point, the IRS anticipates it will be sometime in the late spring of 2024. The Company filed for an ERC with the Internal Revenue Service during November 2023, which was before the moratorium. The ERC is a federal payroll tax credit for businesses that had employees and were affected during the COVID-19 pandemic.
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
We have a memory care program, Magnolia Trails, which was developed to meet the growing need for individualized programming for residents receiving memory care services. The program is designed to engage the five senses to create calming yet stimulating spaces and tailored care plans that seek to address our residents’ changing and evolving needs. Each resident’s preferences and current cognitive state influences his or her experience, including, the physical layout and design of the space, dining options, programs, and activities. Aspects of the program include playing light background music that aligns with the generation living in the community, caregivers wearing business casual shirts and khakis rather than uniforms or scrubs, and our team members sharing items with residents in order to spark positive memories of family members or past experiences. The same responsive, sensory-focused approach is taken with dining. A dynamic menu of options is served throughout the day in a flexible but consistent manner. Our staff members provide warm, scented washcloths before each meal and incorporate inviting, calming aromas, and soft music to enhance the ambiance.
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
Therapy Programs
We partner with leading wellness and therapy providers to offer residents onsite access to specialized and tailored programs with the best care for their health. Our therapy programs encompass preventive and restorative services that are provided conveniently through on-site visits and programs.
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
Operating Communities
The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2023.

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Owned:
Aspen Grove	Lambertville, MI	79	—	44	41	85	100%	03/14

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Autumn Glen	Greencastle, IN	50	—	58	—	58	100%	06/13
Brookview Meadows	Green Bay, WI	79	43	37	—	80	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	—	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	160	75	64	21	160	100%	03/91
Country Charm	Greenwood, IN	89	—	166	—	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	73	18	91	100%	03/12
Georgetowne Place	Fort Wayne, IN	172	15	144	14	173	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	59	40	31	8	79	100%	03/12
Greenbriar Village	Indianapolis, IN	105	—	82	43	125	100%	08/15
Harrison at Eagle Valley	Indianapolis, IN	119	—	105	14	119	100%	03/91
Heritage at the Plains	Oneonta, NY	108	94	28	16	138	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	59	—	61	—	61	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	80	70	48	32	150	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	63	—	43	23	66	100%	03/13
North Pointe	Anderson, SC	41	—	58	24	82	100%	10/11
Oaks at Brownsburg	Brownsburg, IN	97	98	—	—	98	100%	02/22
Oaks at Plainfield	Plainfield, IN	60	61	—	—	61	100%	02/22
Riverbend	Jeffersonville, IN	97	—	65	48	113	100%	03/12
Remington at Valley Ranch	Irving, TX	128	128	—	—	128	100%	04/12
Residence of Chardon	Chardon, OH	42	—	42	—	42	100%	10/12
Rose Arbor	Maple Grove, MN	138	27	76	42	145	100%	06/06
Rosemont	Humble, TX	96	—	79	48	127	100%	09/16
Summit Place	Anderson, SC	76	17	72	48	137	100%	10/11
Summit Point Living	Macedonia, OH	151	68	71	12	151	100%	08/11
Vintage Gardens	St. Joseph, MO	103	22	71	10	103	100%	05/13
Waterford at Baytown	Baytown, TX	127	25	72	42	139	100%	03/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	94	—	94	100%	02/16
Waterford at Colby	Colby, TX	44	—	40	17	57	100%	01/16
Waterford at College Station	College Station, TX	53	—	39	17	56	100%	03/12
Waterford at Corpus Christi	Corpus Christi, TX	52	—	52	—	52	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	—	97	97	100%	02/16
Waterford at Fairfield	Fairfield, OH	120	144	—	—	144	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	44	39	—	83	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	154	—	—	154	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	34	21	55	100%	05/15
Waterford at Highland Colony	Jackson, MS	120	120	—	—	120	100%	11/00
Waterford at Ironbridge	Springfield, MO	120	120	—	—	120	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	83	92	—	175	100%	04/09
Waterford at Mansfield	Mansfield, OH	120	—	117	26	143	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	154	—	—	154	100%	09/99
Waterford at Park Falls	Park Falls, WI	36	—	25	12	37	100%	01/16
Waterford at Plano	Plano, TX	136	91	45	—	136	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	15	41	22	78	100%	08/14
Waterford at Thousand Oaks	San Antonio, TX	121	138	—	—	138	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	110	—	85	35	120	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	20	20	40	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	40	18	58	100%	01/16
Waterford on Cooper	Arlington, TX	98	—	81	28	109	100%	03/12

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Waterford on Huebner	San Antonio, TX	120	121	—	—	121	100%	04/99
Wellington at Arapaho	Richardson, TX	142	99	45	—	144	100%	05/02
Wellington at Conroe	Conroe, TX	44	36	20	—	56	100%	03/12
Wellington at Dayton	Dayton, OH	156	101	37	18	156	100%	08/08
Wellington at North Bend Crossing	Cincinnati, OH	122	54	70	15	139	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	119	119	—	—	119	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	51	14	65	100%	10/12
Wellington at Springfield	Springfield, MA	189	97	144	38	279	100%	09/16
Whispering Pines Village	Columbiana, OH	69	24	57	—	81	100%	07/15
Woodlands of Columbus	Columbus, OH	111	—	80	34	114	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	57	28	85	100%	10/12
Wynnfield Crossing	Rochester, IN	51	—	51	—	51	100%	07/11
Total owned (61 Communities)		5,815	2,497	3,089	964	6,550
Managed:
Amberleigh	Buffalo, NY	267	201	49	17	267	N/A	01/92
Crown Pointe	Omaha, NE	138	41	78	22	141	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	146	—	—	146	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	170	181	—	—	181	N/A	08/00
Villa Santa Barbara	Santa Barbara, CA	125	—	125	—	125	N/A	08/00
West Shores	Hot Springs, AR	135	45	91	—	136	N/A	08/00
Whitley Place	Keller, TX	47	—	27	20	47	N/A	02/08
Willow Grove Maumelle	Maumelle, AR	54	—	37	17	54	N/A	12/21
Southern Meadows Senior Living	Mountain Home, AR	57	—	57	—	57	N/A	12/21
Willow Grove Sherwood	Sherwood, AR	57	—	57	—	57	N/A	12/21
Total managed (10 Communities)		1,196	614	521	76	1,211
Total		7,011	3,111	3,610	1,040	7,761
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
Management Services
As of December 31, 2023, we managed 10 communities on behalf of a third party. Under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues, incentive management fees (as provided for in the management arrangement), and reimbursement of certain expenses we incur on behalf of the third-party.
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
Centralized Management
We aim to centralize our corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. We maintain centralized accounting, finance, legal, human resources, information technology, operational and capital procurement, training and other operational functions at our support center located in Dallas, Texas (the “Dallas Support Center”). Our Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and legal related functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction.
We seek to control operational expenses for each of our communities through proprietary expense management systems, standardized management reporting, centralized controls of capital expenditures, asset replacement tracking, and purchasing larger orders of more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by territory directors and vice presidents who are accountable for the resident satisfaction and financial performance of the communities in their territory.

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
Quality Assurance
Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident’s family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the President and Chief Executive Officer, Vice Presidents of Operations, Vice President and Chief People Officer, Vice President and Chief Clinical Officer, Quality and Clinical Directors, and Senior Vice President- General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:
Resident and Residents’ Family Input.     On a routine basis, residents and their family members provide us with valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services.
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
Human Capital Resources
We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care and service to our residents.  As of December 31, 2023, we employed 3,955 persons (102 of whom are employed at our Dallas Support Center), of which 2,617 were full-time employees and 1,338 were part-time employees. Additionally, we had 18 unfilled community leadership positions as of December 31, 2023.
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

Inclusion and Diversity
As we serve a diverse group of residents across several states and communities, we also strive to reflect the same diversity in our Company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 82% female and 50% with a diverse background. We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development, and talent progression.
Talent Acquisition, Development and Retention
In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to add new spaces to our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local social media pages to identify individuals for the specific communities and geographic regions we serve. We also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees. With our robust focus on talent acquisition, we continued to see our average time to fill an open role shorten significantly in 2023.
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
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
•Damage from catastrophic weather and other natural events could result in losses and adversely affect certain of our residents.
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
•We cannot predict the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity.
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

Risks Related to Regulatory, Compliance, and/or Legal Matters
•We are subject to governmental regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.
•Changes in federal, state and local employment-related laws and regulations, or our failure to comply with these laws and regulations, could have an adverse effect on our financial condition, results of operations, and cash flow.
•We may be subject to liability for environmental damages.

Risks Related to Our Corporate Organization and Structure
•Anti-takeover provisions in our governing documents, governing law, and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.
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
•Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of our common stock, which could adversely affect our liquidity and financial condition.
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
•Our trading volume may not provide adequate liquidity for investors.
Risk Factors
Risks Related to Our Liquidity and Indebtedness
We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
As of December 31, 2023, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $633.8 million. At the time of the Annual Report on Form 10-K filing, the balance was reduced by $49.6 million. See “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements. We cannot be assured that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings, and/or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
•require us to make payments on time;
•require us to meet specified financial tests at the community level;

•require us to purchase interest rate derivative instruments;
•require us to meet specified reserve requirements;
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
During 2023, we elected to not make principal and interest payments due under certain non-recourse mortgage loan agreements with Protective Life. On February 2, 2024, we purchased all seven of the loans held by Protective Life with a total outstanding balance of $74.4 million plus accrued expenses of $3.3 million at a purchase price of $40.2 million. We expanded our outstanding loan with Ally Bank by $24.8 million as part of the transaction. See “Note 7–Notes Payable” and “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements.
We may require additional financing and/or refinancing actions in the future and may issue equity securities.
Our ability to obtain such financing or refinancing on terms acceptable to us would have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. Further, any decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, may result in available mortgage refinancing amounts that are less than the communities maturing indebtedness. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of additional equity securities could cause existing stockholders to experience further dilution and could adversely affect the market price of our common stock. During the first quarter of 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock to certain of our largest stockholders, including the Conversant Investors, at a price of $9.50 per share. We used a portion of the proceeds from the 2024 Private Placement to fund the remaining cash portion of the purchase price for the Protective Life Loan Purchase. Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
As of December 31, 2023, we had approximately $137.3 million of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. The SOFR steadily increased throughout 2023, ending the year approximately 110 basis points higher than as of December 31, 2022. All of our long-term variable rate debt is subject to interest rate cap agreements and include provisions that obligate us to enter into additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap derivatives may offset the benefits of our existing interest rate cap agreements.
We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.
Funding our capital expenditure plans, pursuing an acquisition, or funding investments to support our strategy may require additional capital. Financing may not be available to us or may be available to us only on terms that are unfavorable. In addition, certain of our outstanding indebtedness restrict, among other things, our (or our subsidiaries’) ability to incur additional debt. If we are unable to raise additional funds or obtain them on terms acceptable to us, we may have to delay or abandon some or all of our plans or opportunities. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences, or privileges senior to those of our common stock.
Risks Related to Our Business, Operations and Strategy
We have incurred losses from operations in each of the last two fiscal years and may do so in the future.
We incurred net losses in fiscal years 2023 and 2022. The Company currently has limited resources and substantial debt obligations. Given our history of losses and current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.
We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
Approximately 89.6% of our total resident revenues from communities that we operated were attributable to private pay sources and approximately 10.4% of our resident revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2023. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial and credit markets, rising interest rates, unemployment, decreased consumer confidence, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict. If a large number of residents elected to or otherwise terminate their resident agreements at or around the same time and/or the living spaces we lease remain unoccupied for a long period of time, our occupancy revenues, cash flows and earnings could be adversely affected.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in previous filings for the year ended December 31, 2022, and for all the interim quarterly filings during 2023 and 2022, we identified a material weakness in our internal control over financial reporting. Due to challenges in hiring and retaining adequate accounting staffing levels, this material weakness has not been remediated during the quarter ended and the year ended December 31, 2023. Our financial statement close process controls did not consistently operate effectively to ensure account reconciliations and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. Additionally, we identified deficiencies with our revenue transaction cycle. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.
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
A certain number of our properties are located in areas that have experienced, and may experience in the future, catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, flooding or other severe weather. These events could result in some of our communities losing access to electricity, gas, water and other utilities for a period of time, and could also result in increased electricity and other utility expenses. Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities. We maintain insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events. However, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Damage to facilities or loss of electricity or water could adversely impact our residents and result in a decline in occupancy at our communities.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, or the effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
We have a high concentration of communities in various geographic areas, including the states of Texas, Indiana, Ohio and Wisconsin, which we estimate represented approximately 23%, 18%, 20%, and 10%, respectively, of our resident revenues for the year ended December 31, 2023. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.
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
We cannot predict the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity.
New variants or future surges of COVID-19, or the emergence or outbreak of another infectious disease, could adversely impact our occupancy levels, revenues, expenses and operating results at our communities. We have been required, and we may in the future be required, to restrict or limit access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions, which could cause a decline in the occupancy levels at our communities and negatively impact our revenues and operating results.
Further, COVID-19 surges, outbreaks of new variants and future pandemics, epidemics or outbreaks could again exacerbate existing workforce shortages and costs and require us to incur significant additional operating costs and expenses in order to care for our residents, including costs to acquire additional personal protective equipment, cleaning and disposable food services, testing of our residents and employees, and enhanced cleaning and environmental sanitation costs.
In general, the future course and impacts of COVID-19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, among others, the duration, severity and trajectory of the illness, including the possible spread of potentially more contagious and/or virulent forms of the infection, future economic conditions, as well as the impact of government actions and administrative regulations on the senior living industry and broader economy, including through stimulus efforts, the development, availability and widespread use of effective medical treatments and vaccines, the imposition of public safety measures, and perceptions regarding the safety of senior living communities during and after the pandemic.
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
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We experienced pressures associated with the intensely competitive labor environment during 2022, which continued throughout 2023. The United States’ unemployment rate remained at or below 4.0% each month during 2023 and 2022, and many states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open line-level positions timely. To cover existing open positions, during 2022 and continuing into 2023, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our consolidated community portfolio the labor component of our operating expense increased approximately $7.2 million, or 6.9%, during 2023 compared to 2022. These increases primarily resulted from filling our open positions, merit and market wage rate adjustments, more hours worked with higher occupancy during 2023, and an increase in the use of premium labor, primarily overtime. For 2024, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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

Various states, including several of the states in which we currently operate, control the supply of licensed beds and assisted living communities through a “Certification of Need” requirement or other programs. In those states, approval is required for the addition of licensed beds and some capital expenditures at those communities. To the extent that a Certification of Need or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency. If we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.
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
Changes in federal, state and local employment-related laws and regulations, or our failure to comply with these laws and regulations, could have an adverse effect on our financial condition, results of operations, and cash flow.

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
Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including: a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms; removal of directors only for cause, and only with the affirmative vote of at least a majority of the voting interest of stockholders entitled to vote; right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our stockholders; provisions in our amended and restated certificate of incorporation and amended and restated by-laws limiting the right of our stockholders to call special meetings of stockholders; advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; requirement for two-thirds stockholder approval for amendment of our by-laws and certain provisions of our Certificate of Incorporation; and no provision in our Amended and Restated Certificate of Incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.  Further, we entered into an investor rights agreement with certain of our largest stockholders that prohibits certain change of control transactions without the prior written consent of Conversant Fund A and the existence of a majority stockholder, such as Conversant, may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.
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
In November 2021, we issued 41,250 shares of our Series A Preferred Stock to affiliates of Conversant Capital LLC. The holders of our Series A Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. As of December 31, 2023, the Conversant Investors collectively owned a majority of the voting power of the Company’s issued and outstanding securities.

Pursuant to our investor rights agreement, Conversant Fund A is entitled to designate four individuals to be appointed to the Company’s board of directors, including the Chairperson, and Silk Partners LP is entitled to designate two individuals to be appointed to the Company’s board of directors, in each case so long as they and their respective permitted transferees and affiliates maintain minimum aggregate holdings of our stock as described in further detail in the investor rights agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these stockholders and their respective director designees may differ from the interests of our security holders as a whole or of our other directors.
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
In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 11.0% per annum, compounding quarterly. Any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the years ended December 31, 2023 and 2022, accrued and unpaid dividends of $5.0 million and $2.3 million, respectively, were added to the liquidation preference of the Series A Preferred Stock, which will be payable under the redemption features.
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
General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, competition in the labor market, costs of salaries, wages, benefits and insurance, interest rates and tax rates, affect our facility operating, general and administrative, and other expense. We have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate. Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 3.4% during 2023, as compared to an increase of 6.5% in 2022. Our non-labor operating expense in our community portfolio decreased approximately $0.8 million compared to the prior year.
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
Our trading volume may not provide adequate liquidity for investors.
Our common stock is listed on the New York Stock Exchange. However, the average daily trading volume in our common stock is significantly less than that of larger public companies. A public trading market having the desired depth, liquidity and orderliness depends on the presence of a sufficient number of willing buyers and sellers for our common stock at any given time. This presence is impacted by general economic and market conditions and investors’ views of us. Because our trading volume is limited relative to larger public companies, any significant sales of our shares of common stock could cause a decline in the market value and price per share of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity framework intended to assess, identify, and manage risks from threats to the security of our information, systems, products, and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, NIST 800-53 and International Organization for Standardization 27001 (“ISO 27001”) Framework, although this does not imply that we meet all technical standards, specifications, or requirements under the NIST or ISO 27001.
Our key cybersecurity processes include the following:
•Risk-based controls for information systems and information on our networks: We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on our networks, including customer information, personal information, intellectual property and proprietary information.
•Cybersecurity incident response plan and testing: We have a cybersecurity incident response plan and dedicated team to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have a strategic partner (a Managed Security Service Provider (“MSSP”)) that is responsible for leading the initial assessment of priority and severity. Our cybersecurity team assists in responding to incidents depending on severity levels and seeks to improve our cybersecurity incident management plan through periodic tabletops or simulations at the enterprise level.
•Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at the Company. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations, and industry risks.
•Supplier risk assessments: We have implemented a third-party risk management process that includes expectations regarding information and cybersecurity. That process, among other things, provides for us to perform cybersecurity assessments on certain suppliers based on an assessment of their risk profile and a related rating process. We also seek contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect our information that is processed on their systems.
•Third-party assessments of the Company: We have engaged third-party cybersecurity companies to periodically assess our cybersecurity posture and to assist in identifying and remediating risks from cybersecurity threats.

We also consider cybersecurity, along with other risks to us, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the enterprise level, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition.
Cybersecurity Governance
The Audit Committee of our Board of Directors is responsible for board-level oversight of risks from cybersecurity threats, and the Audit Committee reports back to the full Board of Directors about this and other areas within its responsibility. As part of its oversight role, the Audit Committee receives reporting about the Company’s practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates, from our Chief Technology Officer.

Our Chief Technology Officer reports to our Chief Executive Officer and leads the Company’s overall cybersecurity function, including the assessment and management of cybersecurity risks. The Chief Technology Officer has over 25 years of experience in managing and leading information technology or cybersecurity teams and participates in various cybersecurity organizations. The Chief Technology Officer collaborates with operation vice presidents and department vice presidents to identify and analyze cybersecurity risks to us; considers industry trends; implements controls, as appropriate and feasible, to mitigate these risks; and enables business leaders to make risk-based business decisions that implicate cybersecurity considerations. The Chief Technology Officer meets with senior leadership to review and discuss our cybersecurity program, including emerging cyber risks, threats, and industry trends. The Chief Technology Officer also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with external security personnel and internal business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public, or private sources to inform our cybersecurity technologies and processes.

ITEM 2.    PROPERTIES.
Our executive and administrative offices are located at 14755 Preston Road, Suite 810, Dallas, Texas 75254, and consist of approximately 8,900 square feet. Our sublease on the premises extends through January 31, 2025.
As of December 31, 2023, we owned or managed the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information and Holders of the Registrant’s Common Equity and Related Stockholder Matters.
Market Information and Holders
The Company’s shares of common stock are listed for trading on the NYSE under the symbol “SNDA.” As of March 25, 2024, there were 41 known registered stockholders of record of the Company’s common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	601,617
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	601,617
(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
No activity as of December 31, 2023. During the first quarter of 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock to certain of our largest stockholders, including the Conversant Investors, at a price of $9.50 per share for gross proceeds of approximately $47.8 million. We used approximately $15.4 million of the proceeds from the Private Placement to fund the remaining cash portion of the purchase price for the Protective Life Loan Purchase. We expect to use the remaining proceeds from the Private Placement for capital expenditure projects at our senior living communities, working capital, potential acquisition opportunities and other general corporate purposes.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Total at September 30, 2023	32,941	$104.10	32,941	$6,570,222
October 1 – October 31, 2023	—	—	—	6,570,222
November 1 – November 30, 2023	—	—	—	6,570,222
December 1 – December 31, 2023	—	—	—	6,570,222
Total at December 31, 2023	32,941	$104.10	32,941	$6,570,222
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
ITEM 6.    [RESERVED].
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

Overview
The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2023 and 2022, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2023, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties.

Corporate Transactions

Fannie Mae Loan Modification
On June 29, 2023, the Company entered into a forbearance agreement (“Fannie Forbearance” and “Fannie Forbearance Agreement”) with Fannie Mae for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the forbearance period. In connection with the Fannie Forbearance, the Company made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage loan agreements with Fannie Mae by October 2023 under proposed loan modification agreement, as defined in the Fannie Forbearance (“Loan Modification Agreements.”) Terms outlined in an agreed upon term sheet accompanying the Fannie Forbearance were included in the Loan Modification Agreements as the final step to modify the various 37 Fannie Mae community mortgages and MCF prior to the expiration of the Fannie Forbearance, which was subsequently extended to October 6, 2023.
The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. The material terms of the Loan Modification Agreements are as follows:

•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, have been extended to December 2026. The remaining 19 communities under the MCF have existing maturities in January 2029.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred until it is contractually waived in June 2024 so long as there is no event of default (the “Fannie Interest Abatement Period”).
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
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such amounts on qualifying projects as the capital expenditures are incurred. As of December 31, 2023, the Company has funded $0.2 million into such escrow account.
As of December 31, 2023, the Company had drawn down $10.0 million of the Equity Commitment as more fully described in the “Conversant Equity Commitment” below. As of December 31, 2023, $3.5 million remains in the Equity Commitment.
The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred restructuring costs of $0.7 million in the year ended December 31, 2023. These costs are included in deferred loan costs as of December 31, 2023 and will be amortized over the new lives of the Fannie Mae loans. In addition, the Company paid $3.1 million in transaction costs related to the loan modifications that was expensed as general and administrative expenses in the year ended December 31, 2023.

2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed a second amendment (“2023 Ally Amendment”) to our Refinance Facility (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally will grant the Company, as guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the Liquid Assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million will be effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve (defined below)) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
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
•In July 2023, we were required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represented the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. On December 1, 2023, the Company entered into a new SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost.
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

The foregoing description of the Fannie Forbearance, the 2023 Ally Amendment, Second Amended Ally Guaranty, and the Loan Modification Agreements and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment and Second Amended Ally Guaranty which are filed as Exhibits 10.21, 10.22 and 10.23, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.24 and 10.25 to this Annual Report on Form 10-K. See “Item 15. Exhibits.”
2022 Ally Loan Mortgage Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (the “Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. On December 13, 2022, the Company entered into an agreement with Ally Bank to amend the Refinance Facility by adding two additional subsidiaries of the Company (which own the two Indiana properties acquired during the first quarter of 2022) as borrowers. The amendment increased the principal by $8.1 million to $88.1 million. See “Note 7–Notes Payable” in Notes to Consolidated Financial Statements.
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000, which was paid through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Subject to certain conditions, the Company has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. The Company made an equity draw in July 2023 of $6.0 million and issued 600,000 shares of common stock to Conversant. We used $5.0 million of the proceeds to make unscheduled principal payments on two of our Fannie Mae loan balances. On November 1, 2023, the Company made an equity draw of $4.0 million and issued 400,000 shares of common stock to the Conversant Investors.

COVID-19 Pandemic
The United States broadly continues to recover from the pandemic caused by COVID-19, which significantly disrupted the nation’s economy, the senior living industry, and the Company’s business. The COVID-19 pandemic caused a decline in the occupancy levels at the Company’s communities, which negatively impacted the Company’s revenues and operating results, that depend significantly on such occupancy levels. In an effort to protect its residents and employees and slow the spread of COVID-19 and in response to quarantines, shelter-in-place orders and other limitations imposed by federal, state and local governments, the Company had previously restricted or limited access to its communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions. As of December 31, 2023, all of the Company's senior living communities were open for new resident move-ins.
The COVID-19 pandemic required the Company to incur significant additional operating costs and expenses in order to implement enhanced infection control protocols and otherwise care for its residents, including increased costs and expenses relating to supplies and personal protective equipment, testing of the Company’s residents and employees, labor and specialized disinfecting and cleaning services, which has increased the costs of caring for the residents and resulted in reduced occupancy at such communities. During the years ended December 31, 2023 and 2022, the Company incurred approximately $0.1 million and $0.4 million, respectively, in direct costs related to the COVID-19 pandemic.
The Company received approximately $9.1 million in the year ended December 31, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 4 General Distribution which was expanded by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related expenses or lost revenues attributable to COVID-19. The Phase 4 Provider Relief Funds were recorded as other income in the year ended December 31, 2022. The CARES Act Provider Relief Funds are grants that do not have to be repaid provided we satisfy the terms and conditions of the CARES Act. For the years ended December 31, 2023 and 2022, the Company received approximately $2.9 million and $1.2 million, respectively, in various relief funds received from state departments due to financial distress impacts of COVID-19 (“State Relief Funds”). While we intend to pursue additional funding that may become available, there can be no assurances that we will qualify for, or receive, any additional relief funds in the future.
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
The Company elected to utilize the CARES Act payroll tax deferral program to delay payment of a portion of its payroll taxes incurred during 2020. The Company repaid one-half of the deferral amount in December 2021 and the other half became due on December 31, 2022. The Company has submitted applications to enter into payment plans for the remaining amounts due. As of December 31, 2023 and December 31, 2022, the Company had $5.1 million and $4.8 million, respectively, in deferred payroll taxes, which is included in accrued expenses in the Company’s Consolidated Balance Sheets.
On September 14, 2023, amid concerns about aggressive employee retention credit (“ERC”) marketing, the IRS announced a moratorium on processing new claims. A specific resumption date hasn't been determined but, at this point, the IRS anticipates it will be sometime in the late spring of 2024. The Company filed for an ERC with the Internal Revenue Service during November 2023, which was before the moratorium. The ERC is a federal payroll tax credit for businesses that had employees and were affected during the COVID-19 pandemic.
We cannot, at this time, predict with reasonable certainty the continued impact that the COVID-19 pandemic will ultimately have on our business, results of operations, cash flow and liquidity, and our response efforts may delay or negatively impact our strategic initiatives, including plans for future growth.

Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the year ended December 31, 2023, the Company generated resident revenue of approximately $232.0 million compared to resident revenue of approximately $208.7 million in the prior year, representing an increase of approximately $23.3 million. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and the acquisition of two new communities in Q1 2022.
Weighted average occupancy for the years ended December 31, 2023 and 2022 for the communities owned by the Company during both periods was 84.6% and 83.0%, respectively, reflecting continued occupancy recovery following the onset of the COVID-19 pandemic. The average monthly rental rate for these owned communities for the year ended December 31, 2023 was 9.6% higher when compared to the year ended December 31, 2022.
During the year ended December 31, 2023 the Company continued to be impacted by the senior living industry's workforce challenges related to limited staff availability, which required the use of overtime, shift bonuses and contract labor to properly support our senior living communities and residents.
Management Services
The Company has property management agreements with affiliates of Ventas, Inc. (collectively, “Ventas”) in which the Company manages certain communities for Ventas, and Ventas pays the Company a management fee based on gross revenues of the applicable communities, and other customary terms and conditions. The Company managed ten communities on behalf of Ventas during the years ended December 31, 2023 and 2022.
Previously, the Company managed four properties on behalf of Welltower. During October 2022, these properties transitioned to a new operator.
Shaker Heights Disposition
In August 2023, the Company completed the sale of Shaker Heights, for $1.0 million. The Company recognized a $0.2 million loss on the sale. The Shaker Heights property was unencumbered.
Indiana Acquisition
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The purchase price for these communities was funded at the time of acquisition with cash on hand and subsequently financed in December 2022.
Other Significant Transactions
Transactions Involving Certain Fannie Mae Loans
The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”), among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with Fannie Mae. In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae. Therefore, the Company was in default on such loans, which were non-recourse loans.
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
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties. As of December 31, 2022, two properties remained for which the legal ownership had not been transferred back to Fannie Mae. As of December 31, 2022, the Company included $31.8 million of outstanding debt in current portion of notes payable, net of deferred loan costs of $0.2 million. As of December 31, 2022, the accrued interest related to the remaining two properties was $4.1 million and was included in accrued expenses. As of December 31, 2022, the Company did not manage any properties on behalf of Fannie Mae.
In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners which relieved the Company of the existing Fannie Mae debt. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the year ended December 31, 2023.

Protective Life Insurance Company Non-recourse Mortgages
At December 31, 2023, the Company had loan agreements with Protective Life Insurance Company (“Protective Life”), secured by seven of the Company's properties, which allowed the Company to defer principal and interest payments on some of the properties. During 2023, the Company elected not to make principal and interest payments related to certain non-recourse mortgage loan agreements with Protective Life covering four of the Company's properties. During August 2023, the Company paid all past due amounts on one of the properties to bring the mortgage current. As of December 31, 2023, the Company remained in default on three of the Company's properties with Protective Life with an aggregate principal amount of $55.8 million. On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from Protective Life that was secured by seven of the Company’s senior living communities for a purchase price of $40.2 million (such transaction, the “Protective Life Loan Purchase”). Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan. See “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements.
Other Debt Related Transactions
The Company had deferred notes payable related to rent payments due to Healthpeak Properties, Inc. (“Healthpeak”) for the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $1.6 million due to Healthpeak, which is included in notes payable. During November 2023, the Company modified its payment terms on the Healthpeak note payable to include four quarterly installments beginning in January 2024.
2024 Private Placement Transaction
On February 1, 2024, we entered into a securities purchase agreement with certain of our largest shareholders, including the Conversant Investors, pursuant to which the Investors agreed to purchase from us, and we agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) an aggregate of 5,026,318 shares (the “Shares”) of our common stock at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, in which 3,350,878 Shares were issued and sold to the Investors for a total of approximately $31.8 million. The second tranche occurred on March 22, 2024, in which 1,675,440 Shares were issued and sold to the Investors for a total of approximately $15.9 million.
In addition to its aggregate deposits of $1.5 million made in December 2023 and January 2024, we funded the remaining cash portion of the purchase price (including one-time closing costs) for the Protective Life Loan Purchase (as defined above) with approximately $15.4 million of net proceeds from the sale of the Shares at the first closing of the 2024 Private Placement. We obtained additional debt proceeds through our existing finance facility with Ally Bank for the remaining portion of the purchase price for the Protective Life Loan Purchase. We expect to use the remaining proceeds from the sale of the Shares at the first tranche and the proceeds from the sale of the Shares at the second tranche for capital expenditure projects at our senior living communities, working capital, potential acquisition opportunities and other general corporate purposes.
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

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the Company’s corporate office and its senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims, as well as claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2023; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the year ended December 31, 2023, which related to one owned community. In addition, the Company recognized a non-cash impairment charge of $1.6 million to its “Property and equipment, net” during the year ended December 31, 2022, which related to one owned community.
In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. See “Note 4–Impairment of Long-Lived Assets.”
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. See “Note 5–Property and Equipment, net.”
New Accounting Pronouncements
See “Note 3–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

Results of Operations
The following table includes our Consolidated Statements of Operations data in thousands of dollars and expressed as a percentage of total revenues for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023		2022
(in thousands)	$	%	$	%
Revenues:
Resident revenue	$232,032	90.9	$208,703	87.5
Management fees	2,191	0.9	2,359	1.0
Managed community reimbursement revenue	21,099	8.3	27,371	11.5
Total revenues	$255,322	100.0%	$238,433	100.0%
Expenses:
Operating expense	177,323	69.5	171,635	72.0
General and administrative expense	32,198	12.6	30,286	12.7
Depreciation and amortization expense	39,888	15.6	38,448	16.1
Long-lived asset impairment	5,965	2.3	1,588	0.7
Managed community reimbursement expense	21,099	8.3	27,371	11.5
Total expenses	276,473	*	269,328	*
Other income (expense):
Interest income	608	0.2	235	0.1
Interest expense	(36,118)	(14.1)	(33,025)	(13.9)
Gain (loss) on extinguishment of debt, net	36,339	14.2	(641)	(0.3)
Other income (expense), net	(532)	(0.2)	10,011	4.2
Loss before provision for income taxes	(20,854)	(8.2)	(54,315)	(22.8)
Provision for income taxes	(253)	(0.1)	(86)	—
Net loss	$(21,107)	(8.3)%	$(54,401)	(22.8)%
* Represents positive or negative change in excess of 100%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenues
Resident revenue for the year ended December 31, 2023 was $232.0 million as compared to $208.7 million for the year ended December 31, 2022, an increase of $23.3 million, or 11.2%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Managed community reimbursement revenue for the year ended December 31, 2023 was $21.1 million as compared to $27.4 million for the year ended December 31, 2022, representing a decrease of $6.3 million, or 22.9%. The decrease was primarily a result of managing fewer communities in 2023.
Expenses
Operating expenses for the year ended December 31, 2023 were $177.3 million as compared to $171.6 million for the year ended December 31, 2022, an increase of $5.7 million. In our consolidated community portfolio, the labor component of our operating expense increased approximately $7.2 million during 2023 compared to 2022. Other increases in operating expenses were $1.0 million in information technology related expenses, partially offset by decreases in real estate taxes of $1.2 million, $0.9 million of savings in programming expenses, and $0.4 million of other expenses.
General and administrative expenses for the year ended December 31, 2023 were $32.2 million as compared to $30.3 million for year ended December 31, 2022, an increase of $1.9 million, or 6.3%. The increase is due to $4.0 million year-over-year change in transaction costs related to our 2023 loan modifications and other transaction related expenses, partially offset by a $1.6 million decrease in stock-based compensation expense as a result of prior year forfeiture credits in connection with executive personnel changes and $1.0 million decrease in insurance costs in connection with the Company's transition to a new broker. The remaining variance of $0.5 million represents the inflationary impact from the remaining recurring general and administrative expenses.
During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community with decreased cash flow estimates as a result of recurring net operating losses. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $1.6 million due to the management's commitment to sell the community at a selling price below the community's carrying amount.
Managed community reimbursement expense for the year ended December 31, 2023 was $21.1 million as compared to $27.4 million for the year ended December 31, 2022, a decrease of $6.3 million, or 22.9%. The decrease was primarily a result of managing fewer communities in 2023.
Other income and expense
Interest income generally reflects interest earned on the investment of cash balances and escrow funds or interest associated with certain income tax refunds or property tax settlements. Interest income increased by $0.4 million compared to the prior year primarily due to more active cash management and increased investment in money market accounts.
Interest expense for the year ended December 31, 2023 was $36.1 million as compared to $33.0 million for the year ended December 31, 2022, an increase of $3.1 million, or 9.4%, due to increased interest rates associated with the Company’s variable rate mortgages and the additional interest expense on the two Indiana communities financed during December 2022. The year ended December 31, 2023 interest expense includes $4.3 million of accrued expense related to the deferred portion of interest on our Fannie Mae loans and $2.4 million of interest accrued for our Protective Life loans currently in default.
Gain on extinguishment of debt for the year ended December 31, 2023 was $36.3 million related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt. Loss on extinguishment of debt for the year ended December 31, 2022 was $0.6 million related to the 2022 debt refinancing.
Other income (expense), net for the year ended December 31, 2022 was $10.0 million, which included $9.1 million for Provider Relief Funds.
Net loss
As a result of the foregoing factors, the Company reported net loss of $21.1 million for the year ended December 31, 2023, compared to $54.4 million for the year ended December 31, 2022.

Liquidity and Capital Resources
In addition to approximately $4.1 million of unrestricted cash balances on hand as of December 31, 2023, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from equity financings, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. During 2023, we entered into loan modifications with Fannie Mae, an amendment with Ally Bank, including a revised Limited Payment Guaranty, and an Equity Commitment with Conversant. During the first quarter of 2024, we completed the Private Placement Transaction pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock with several shareholders for gross cash proceeds of approximately $47.8 million, which enabled us to purchase all debt outstanding with Protective Life at a substantial discount, as well as fund future working capital and growth initiatives. Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. See “Note 7–Notes Payable” and “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements.
In February 2024, in order to comply with the lender’s requirements, the Company expanded its SOFR-based interest rate cap for an aggregate notional amount of $24.8 million at a cost of $0.6 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. As of December 31, 2023, the entire balance of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in interest rates.

During 2023, the Company's liquidity conditions, including operating losses and net working capital deficits, raised substantial doubt about the Company's ability to continue as a going concern. As a result of increases in occupancy occurring throughout 2023 and into the first quarter of 2024, rental rate increases in March 2024 and in connection with the 2024 private placement transaction and Protective Life loan purchase, the Company has substantially improved its liquidity position. See details throughout of the transactions which have increased cash on hand significantly. Based on these events, the Company concluded it has adequate cash to meet its obligations as they become due for the 12-month period following the date the December 31, 2023 financial statements are issued.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$10,683	$(2,578)
Net cash used in investing activities	(16,562)	(36,904)
Net cash used in financing activities	(7,113)	(22,652)
Decrease in cash and cash equivalents	$(12,992)	$(62,134)
Operating activities
The net cash provided by operating activities for the year ended December 31, 2023 primarily results from increases in operating assets and liabilities of $13.8 million. The net cash used in operating activities for the year ended December 31, 2022 primarily results from net loss of $54.4 million, partially offset by increases in operating assets and liabilities of $3.2 million and net positive non-cash activity of $48.6 million.
Investing activities
The net cash used in investing activities for the year ended December 31, 2023 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $17.9 million, offset by $1.4 million from the proceeds from sale of assets. The net cash used in investing activities for the year ended December 31, 2022 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $24.6 million and the acquisition of two communities in Indiana for $12.3 million.
Financing activities
The net cash used in financing activities for the year ended December 31, 2023 primarily results from repayments of notes payable of $13.8 million, deferred financing costs paid of $0.8 million, and purchase of derivative assets of $2.4 million, partially offset by proceeds of $10.0 million from equity draws under the Equity Commitment. The net cash used in financing activities for the year ended December 31, 2022 primarily results from the refinancing of certain of our mortgage debt, preferred stock dividends of $3.0 million, and purchase of derivative assets of $2.7 million. See “Note 7–Notes Payable” and “Note 8–Securities Financing” in the Notes to Consolidated Financial Statements.
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
Except for the non-compliance with certain mortgage loan agreements with Protective Life, the Company was in compliance with all other aspects of its outstanding indebtedness as of December 31, 2023. See “Note 16–Subsequent Events” in the Notes to Consolidated Financial Statements.
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
Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 3.4% during 2023, as compared to an increase of 6.5% in 2022, with food and energy prices increasing approximately 70 basis points. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. As a result of our mitigation efforts, for 2023 our non-labor operating expense in our community portfolio decreased approximately $0.8 million, compared to the prior year. For 2024, we expect to continue to experience inflationary pressures.
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We began to experience pressures associated with the intensely competitive labor environment during 2022, which continued throughout 2023. The United States’ unemployment rate remained at or below 4.0% each month during 2023 and 2022, and many of states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. To cover existing open positions, during 2022 and continuing into 2023, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our community portfolio, the labor component of our operating expense increased approximately $7.2 million, or 6.9% during 2023 compared to 2022. The increase primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during 2023, and an increase in the use of premium labor, primarily contract labor and overtime. For 2024, we expect to continue to experience labor cost pressures as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and the material weakness described below, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our financial statement close process controls which relate to all financial statement accounts, did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. As part of this deficiency, we identified deficiencies associated with our revenue transaction cycle. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.
Remediation Plan
As disclosed in previous filings, we previously identified a material weakness in our internal control over financial reporting. Due to challenges in maintaining necessary accounting staffing levels, this material weakness has not been remediated as of December 31, 2023, as disclosed above, and our expected timeline for completing the remediation of this material weakness has extended beyond our original estimates.
We have developed a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2024.
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
ITEM 11.    EXECUTIVE COMPENSATION.*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.*
_____________________________________
*Information required by Items 10, 11, 12, 13 and 14 will be set forth in our proxy statement, which will be filed with the SEC within 120 days after December 31, 2023.

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

3.1.5	Sixth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Sonida Senior Living, Inc.

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

4.7
Amendment No. 2 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 28, 2022.)

4.8
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

10.10
Amendment to Employment Agreement, by and between Sonida Senior Living, Inc. and Brandon Ribar (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on August 5, 2022.)

10.11
Sign-On Performance Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.12
Sign-On Restricted Stock Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation. and Brandon M. Ribar. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.13
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

10.14
Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

10.15
Investment Agreement, dated as of July 22, 2021, by and between Capital Senior Living Corporation Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2021.)

10.16
Form of Retention Agreement for Company Executive Officers (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 13, 2021.)

10.17
Amended and Restated Investment Agreement, dated as of October 1, 2021, by and between Capital Senior Living Corporation Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 2021.)

10.18
Investor Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Silk Partners LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.19
Registration Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.20
Warrant Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.21
Forbearance Agreement among Fannie Mae, Sonida Senior Living, Inc. and affiliated borrower entities dated June 29, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.22
Second Amendment to and Waiver Under Term Loan Agreement among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities dated June 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.23
Second Amended and Restated Limited Payment Guaranty by Sonida Senior Living, Inc. in favor of Ally Bank dated June 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.24
Waiver and Third Amendment to Master Credit Facility Agreement among Sonida Senior Living, Inc., Berkadia Commercial Mortgage LLC, Fannie Mae and affiliated borrower entities dated September 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 6, 2023.)

10.25
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

10.26
Equity Commitment Agreement among Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Sonida Senior Living, Inc. dated June 29, 2023 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.27
Omnibus Joinder Agreement and First Amendment to Term Loan Agreement and Other Loan Documents, by and between Sonida Senior Living, Inc. and Ally Bank on December 13, 2022 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2023.)

10.28
Securities Purchase Agreement, dated as of February 1, 2024, by and between Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Silk Partners, LP, PF Investors, LLC, Solas Capital Partners, LP, Solas Capital Partners II, LP, Blackwell Partners LLC - Series A, and Paul J. Isaac (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 6, 2024.)

10.29
Employment Agreement by and between Sonida Senior Living, Inc. and Kevin Detz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on April 19, 2022.)

10.30
Employment Agreement by and between Sonida Senior Living, Inc. and Timothy Cober (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 24, 2022.)

*21.1	Subsidiaries of the Company

*23.1	Consent of RSM US LLP

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97	Sonida Senior Living, Inc. Compensation Recovery Policy

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
_____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIDA SENIOR LIVING, INC.

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director

Date: March 27, 2024
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

Signature	Title	Date

/s/ BRANDON M. RIBAR	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 27, 2024
Brandon M. Ribar

/s/ KEVIN J. DETZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2024
Kevin J. Detz

/s/ DAVID W. JOHNSON	Chairman of the Board	March 27, 2024
David W. Johnson

/s/ NOAH R. BEREN	Director	March 27, 2024
Noah R. Beren

/s/ BENJAMIN P. HARRIS	Director	March 27, 2024
Benjamin P. Harris

/s/ JILL M. KRUEGER	Director	March 27, 2024
Jill M. Krueger

/s/ MAX J. LEVY	Director	March 27, 2024
Max J. Levy

/s/ SHMUEL S.Z. LIEBERMAN	Director	March 27, 2024
Shmuel S.Z. Lieberman

/s/ ELLIOT R. ZIBEL	Director	March 27, 2024
Elliot R. Zibel

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sonida Senior Living, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sonida Senior Living, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of long-lived assets for impairment
As described in Note 4 to the financial statements, the Company assessed $588.2 million of long-lived assets for impairment resulting in an impairment charge of $6.0 million recognized during the year ended December 31, 2023. The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of its long-lived assets may not be recoverable.
As part of the Company’s impairment indicator analysis, management considers numerous potential indicators of impairment which include internal factors, such as net operating losses, along with external factors relating to each asset including contract changes, local market developments and other publicly available information to determine whether impairment indicators exist. The Company identified indicators of impairment for certain long-lived assets and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis. If the long-lived asset group’s carrying amount exceeds its estimated undiscounted future cash flows, the fair value of the long-lived asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on these long-lived assets when carrying value exceeds fair value.

We identified the evaluation of impairment as a critical audit matter because of the significant assumptions management makes in estimating the future undiscounted cash flows and fair value of the asset groups. Auditing management’s significant assumptions and judgments including revenue and expense growth rates, terminal capitalization rates and discount rates required a high degree of auditor judgment and increased audit effort.
Our audit procedures related to the Company’s evaluation of undiscounted cash flows for asset groups with impairment indicators as well as fair value estimates for asset groups that failed the undiscounted cash flow test included the following, among others.
•We evaluated the reasonableness of management’s undiscounted cash flow projections by testing the inputs used to develop estimates of future cash flow including occupancy, rental rate and expense growth assumptions by comparing to historical occupancy trends, consideration of changes in the asset group’s business and inspection of publicly available industry and market outlook information.
•We evaluated the reasonableness of management’s terminal capitalization rates by comparing rates to industry publications.
•We assessed information and events subsequent to the balance sheet date to corroborate the expected increase in rental rates.
•For the asset group in which an impairment was recognized, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s significant assumptions by comparing to publicly available market data.

Liquidity
As described in note 2 to the financial statements, the Company disclosed information relevant to its liquidity as a result of operating losses and net working capital deficits incurred for the year ended December 31, 2023. Management believes, based on the Company’s business plan, that cash flows from operations and sales of common stock subsequent to year end are sufficient to fund future cash flow requirements and satisfy the Company’s obligations as they come due for at least one year from the date the financial statements are issued.
We identified the Company’s assessment of its liquidity and cash flow requirements as a critical audit matter because of the significant assumptions made in determining the reasonableness of management’s liquidity disclosure, including consideration of its cash flow requirements for a period of one year from the date of issuance of the financial statements. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort.
Our audit procedures related to management’s liquidity disclosure and cash flow requirements included the following, among others.
•We evaluated the reasonableness of management’s cash flow forecast by performing the following procedures, among others:
◦We evaluated the reasonableness of forecasted occupancy and rental rate increases, capital expenditures, and cash flows from operations assumptions by comparing to budgets provided to the board of directors, to historical results and events occurring subsequent to year end.
◦We evaluated the reasonableness of forecasted debt service payments and debt agreement reserve requirements based on inspection of the underlying debt agreements, including debt purchases and debt modifications entered into subsequent to December 31, 2023.
◦We tested subsequent event activity related to issuances of common stock, which provided additional cash available to fund the Company’s obligations as they come due.
•We evaluated the adequacy of the disclosures included in the financial statements regarding management’s liquidity and cash flow requirements.
/s/ RSM US LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 27, 2024

SONIDA SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,082	$16,913
Restricted cash	13,668	13,829
Accounts receivable, net	8,017	6,114
Federal and state income taxes receivable	—	2
Prepaid expenses and other assets	4,475	4,097
Derivative assets, current	2,103	2,611
Total current assets	32,345	43,566
Property and equipment, net	588,179	615,754
Derivative assets, non-current	—	111
Other assets, net	936	1,837
Total assets	$621,460	$661,268
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,375	$7,272
Accrued expenses	42,388	36,944
Current portion of notes payable, net of deferred loan costs	42,323	46,029
Current portion of deferred income	4,041	3,419
Federal and state income taxes payable	215	—
Other current liabilities	519	653
Total current liabilities	100,861	94,317
Other long-term liabilities	49	113
Notes payable, net of deferred loan costs and current portion	587,099	625,002
Total liabilities	688,009	719,432
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of December 31, 2023 and 2022	48,542	43,550
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 15,000 as of December 31, 2023 and 2022; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares — 15,000 as of December 31, 2023 and 2022; 8,178 and 6,670 shares issued and outstanding as of December 31, 2023 and 2022, respectively	82	67
Additional paid-in capital	302,992	295,277
Retained deficit	(418,165)	(397,058)
Total shareholders’ deficit	(115,091)	(101,714)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$621,460	$661,268
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
	(In thousands, except per share data)
Revenues:
Resident revenue	$232,032	$208,703
Management fees	2,191	2,359
Managed community reimbursement revenue	21,099	27,371
Total revenues	$255,322	$238,433
Expenses:
Operating expense	177,323	171,635
General and administrative expense	32,198	30,286
Depreciation and amortization expense	39,888	38,448
Long-lived asset impairment	5,965	1,588
Managed community reimbursement expense	21,099	27,371
Total expenses	276,473	269,328
Other income (expense):
Interest income	608	235
Interest expense	(36,118)	(33,025)
Gain (loss) on extinguishment of debt, net	36,339	(641)
Other income (expense), net	(532)	10,011
Loss before provision for income taxes	(20,854)	(54,315)
Provision for income taxes	(253)	(86)
Net loss	$(21,107)	$(54,401)
Dividends on Series A convertible preferred stock	—	(2,269)
Undeclared dividends on Series A convertible preferred stock	(4,992)	(2,300)
Net loss attributable to common stockholders	$(26,099)	$(58,970)
Per share data:
Basic net loss per share	$(3.85)	$(9.27)
Diluted net loss per share	$(3.85)	$(9.27)
Weighted average shares outstanding — basic	6,786	6,359
Weighted average shares outstanding — diluted	6,786	6,359
Comprehensive loss	$(21,107)	$(54,401)

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Amount
	(In thousands)
Balance as of December 31, 2021	6,634	$66	$295,781	$(342,657)	$(46,810)
Series A convertible preferred stock dividends	—	—	(2,269)	—	(2,269)
Undeclared dividends on Series A convertible preferred stock	—	—	(2,300)	—	(2,300)
Stock-based plan activity	36	1	(262)	—	(261)
Non-cash stock-based compensation	—	—	4,327	—	4,327
Net loss	—	—	—	(54,401)	(54,401)
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Issuance of common stock, net	1,068	11	9,989	—	10,000
Undeclared dividends on Series A convertible preferred stock	—	—	(4,992)	—	(4,992)
Stock-based plan activity	440	4	(31)	—	(27)
Non-cash stock-based compensation	—	—	2,749	—	2,749
Net loss	—	—	—	(21,107)	(21,107)
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$(115,091)

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022
Operating Activities
Net loss	$(21,107)	$(54,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,888	38,448
Amortization of deferred loan costs	1,552	1,281
(Gain) loss on derivative instruments, net	2,981	(19)
Write-off of other assets	—	535
Loss on sale of assets, net	118	43
Long-lived asset impairment	5,965	1,588
Casualty impairments	—	1,100
(Gain) loss on extinguishment of debt	(36,339)	641
Provision for bad debt	1,151	1,159
Non-cash stock-based compensation expense	2,749	4,327
Other non-cash items	(53)	(498)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,249)	(2,354)
Prepaid expenses and other assets	2,918	8,303
Other assets, net	276	(141)
Accounts payable and accrued expenses	13,013	(2,245)
Federal and state income taxes receivable/payable	217	(601)
Deferred income	622	257
Customer deposits	(19)	(1)
Net cash provided by (used in) operating activities	10,683	(2,578)
Investing Activities
Acquisition of new communities	—	(12,342)
Capital expenditures	(17,938)	(24,562)
Proceeds from sale of assets	1,376	—
Net cash used in investing activities	(16,562)	(36,904)
Financing Activities
Proceeds from notes payable	—	88,125
Repayments of notes payable	(13,802)	(102,351)
Deferred loan costs paid	(825)	(2,361)
Purchase of derivative assets	(2,362)	(2,703)
Proceeds from issuance of common stock	10,000	—
Shares withheld for taxes	—	(261)
Dividends paid on Series A convertible preferred stock	—	(2,987)
Other financing costs	(124)	(114)
Net cash used in financing activities	(7,113)	(22,652)
Decrease in cash and cash equivalents	(12,992)	(62,134)
Cash and cash equivalents and restricted cash at beginning of year	30,742	92,876
Cash and cash equivalents and restricted cash at end of year	$17,750	$30,742
Supplemental Disclosures
Cash paid during the year for:
Interest	$28,251	$29,626
Income taxes	$46	$725
Non-cash investing and financing activities:
Non-cash additions of property and equipment	$2,355	$1,559
Undeclared dividends on Series A convertible preferred stock	$4,992	$2,300
Insurance financed through insurance notes payable	$1,846	$1,724
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Sonida Senior Living, Inc., (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of December 31, 2023, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 senior housing communities that the Company owned and 10 communities that the Company managed on behalf of third parties. The accompanying consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Shaker Heights Disposition
In August 2023, the Company completed the sale of the Shaker Heights property for $1.0 million. The Company recognized a $0.2 million loss on the sale. The Shaker Heights property was unencumbered.
Indiana Acquisition
On February 1, 2022, the Company completed the acquisition of two senior living communities located in Indiana for a combined purchase price of $12.3 million. The communities consist of a total of 157 independent living units. The acquisition price was funded with cash on hand. The acquired assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of Accounting Standards Codification (“ASC”) 805, Business Combinations.

2. Liquidity
During 2023, the Company's liquidity conditions, including operating losses and net working capital deficits, raised substantial doubt about the Company's ability to continue as a going concern. As a result of increases in occupancy occurring throughout 2023 and into the first quarter of 2024, rental rate increases in March 2024 and in connection with the 2024 private placement transaction and Protective Life loan purchase, the Company has substantially improved its liquidity position. See “Note 16–Subsequent Events” for details of the transactions which have increased cash on hand significantly. Based on these events, the Company concluded it has adequate cash to meet its obligations as they become due for the 12-month period following the date the December 31, 2023 financial statements are issued.

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

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of reserve accounts for property insurance, real estate taxes, capital expenditures, derivative, and debt service required by certain loan agreements. In addition, restricted cash includes deposits required by certain counterparties as collateral pursuant to letters of credit which must remain so long as the letters of credit are outstanding, which are subject to renewal annually.

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$4,082	$16,913
Restricted cash:
Property tax and insurance reserves	7,237	6,184
Lender reserve	3,329	1,500
Capital expenditures reserves	2,060	2,034
Escrow deposit	1,000	—
Deposits pursuant to outstanding letters of credit	42	4,111
Total restricted cash	13,668	13,829
Total cash, cash equivalents, and restricted cash	$17,750	$30,742

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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charges of $6.0 million to its "Property and equipment, net" during the year ended December 31, 2023, which related to one owned community. The Company recognized non-cash impairment charges of $1.6 million to its “Property and equipment, net” during the year ended December 31, 2022, which related to one owned community. See "Note 4–Impairment of Long-Lived Assets".
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

The Company's other financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued expenses, derivative financial instruments, and long-term debt. The carrying value of the Company’s receivables, trade payables, and accrued expenses approximates fair value due to their highly liquid nature, short-term maturity, or competitive rates assigned to these financial instruments. See “Note 13–Fair Value.”

    The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of December 31, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”

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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $1.5 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for fiscal year 2023 and 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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

Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears. Other operating revenue consists of state relief funds received from various states due to the financial distress impacts of COVID-19 ("State Relief Funds").
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.0 million and $3.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.
Revenues from the Medicaid program accounted for approximately 10.4% and 10.0% of the Company’s revenue in fiscal years 2023 and 2022, respectively. During fiscal years 2023 and 2022, 24 and 24, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal years 2023 or 2022.
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
Revenue for the years ended December 31, 2023 and 2022 is comprised of the following components (in thousands):

	Years Ended December 31,
	2023	2022
Housing and support services	$226,148	$204,349
Community fees	1,775	1,898
Ancillary services	1,183	1,243
Other operating revenue (1)	2,926	1,213
Resident revenue	232,032	208,703
Management fees	2,191	2,359
Managed community reimbursement revenue	21,099	27,371
Total revenues	$255,322	$238,433
________
(1) Other operating revenue consists of State Relief Funds received from state departments due to financial distress impacts of COVID-19.

For the years ended December 31, 2023 and 2022, the Company received approximately $2.9 million and $1.2 million in various State Relief Funds from state departments due to financial distress impacts of COVID-19. The Company received approximately $9.1 million for the year ended December 31, 2022 through grants from the Public Health and Social Services Emergency Fund’s (the “Provider Relief Fund”) Phase 4 General Distribution, which was expanded by the CARES Act to provide grants or other funding mechanisms to eligible healthcare providers for healthcare-related or lost revenues attributable to COVID-19. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The Phase 4 Provider Relief Funds received from the Federal Government were recorded in “other income (expense), net” and the State Relief Funds were recorded as “resident revenue–other operating revenue” in the Company’s consolidated financial statements and notes thereto.

Credit Risk and Allowance for Doubtful Accounts
The Company’s resident receivables are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.3 million and $5.9 million as of December 31, 2023 and 2022, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of the COVID-19 pandemic, which has adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations. We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (10) and Wisconsin (8), which we estimate represented approximately 23%, 18%, 20%, and 10%, respectively, of our resident revenues for the year ended December 31, 2023.

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Contributions collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service (“IRS”) determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2023. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock based compensation awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Years Ended December 31,
	2023	2022
Basic net loss per common share calculation:
Net loss	$(21,107)	$(54,401)
Less: Dividends on Series A Preferred Stock	—	(2,269)
Less: Undeclared dividends on Series A Preferred Stock	(4,992)	(2,300)
Net loss attributable to common stockholders	$(26,099)	$(58,970)
Weighted average shares outstanding — basic	6,786	6,359
Basic net loss per share	$(3.85)	$(9.27)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(26,099)	$(58,970)
Weighted average shares outstanding — diluted	6,786	6,359
Diluted net loss per share	$(3.85)	$(9.27)

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Years Ended December 31,
(shares in thousands)	2023	2022
Series A Preferred Stock (if converted)	1,150	1,089
Warrants	1,031	1,031
Restricted stock awards	661	382
Restricted stock units	2	—
Stock options	10	10
Total	2,854	2,512

Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and in accordance with ASC 480-10-S99-3A and as such is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are Conversant Parkway (A) LP

(“Conversant A”) and Conversant Parkway (B) LP (“Conversant B” and, together with Conversant A, “Conversant” or “Conversant Investors”), and are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Investors, in combination with their common stock ownership as of December 31, 2023 and 2022, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2023 and December 31, 2022, the Series A Preferred Stock is carried at the maximum redemption value.
Dividends on redeemable preferred stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2023, the Board did not declare any dividends with respect to the Series A Preferred Stock, and accordingly, an aggregate of $5.0 million was added to the liquidation preference of the Series A Preferred Stock during such period, effectively increasing the carrying value of the redeemable preferred stock. See “Note 8–Securities Financing.”

Segment Information
The Company evaluates the performance of its senior living communities and allocates resources based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that its operating units meet the criteria in ASC Topic 280, Segment Reporting, to be aggregated into one reporting segment. As such, the Company operates in one segment.

Troubled Debt Restructurings
The Company assesses its loan modifications with existing lenders to determine if it is a troubled debt restructuring. A loan that has been modified or renewed is considered to be a troubled debt restructuring when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. The Company compares the total cash outflows of the restructured debt to the carrying amount of the debt prior to the restructure. If cash outflows of the restructured debt are less than the carrying amount, a gain is recognized and the carrying amount of the debt is adjusted. If cash outflows of the restructured debt are more than the carrying amount, no gain or loss is recognized and the carrying amount of the debt is not adjusted. The change in cash outflows resulting from the restructuring is accounted for on a prospective basis by calculating a new effective interest rate on the restructured debt and applying it to recognize lower interest expense over the remaining term. See “Note 7–Notes Payable.”

Reclassifications
Certain amounts previously reflected in the prior year consolidated financial statements have been reclassified to conform to our December 31, 2023 presentation.

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements as of December 31, 2023 or 2022.
Recently Adopted Accounting Pronouncements

Allowance for Doubtful Accounts
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The determination of the allowance for credit losses under the new standard would typically be based on evaluation of a number of factors, including, but not limited to, general economic conditions, payment status, historical collection patterns and loss experience, financial strength of the borrower, and nature, extent and value of the underlying collateral. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 on January 1, 2023. The effect of the adoption had an immaterial impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November of 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within the Company's consolidated financial statements.
Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within the Company's consolidated financial statements.

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
The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the year ended December 31, 2023, which related to one owned community. Due to recurring net operating losses, the Company concluded the assets related to this community had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of this community was determined using an income approach considering stabilized facility operating income, a discount rate of 8.5% and market capitalization rate of 7.5%. This impairment charge is primarily due to the COVID-19 pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.

The Company recognized non-cash impairment charges of $1.6 million to its property and equipment, net during the year ended December 31, 2022, which related to one owned community. The impairment charge resulted from: a) the management's commitment to a plan to sell the community shortly after the balance sheet date, but before the issuance of this Annual Report on Form 10-K; and b) the agreed-upon selling price being below the community's carrying amount. In complying with the requirements under ASC 360, Property, Plant, and Equipment, management evaluated the significance of the asset in relation to the overall asset group, as well as the facts and circumstances surrounding the sale of this particular asset, and determined that no additional testing of the asset group under the held-and-used impairment approach was necessary at the balance sheet date.
During the years ended December 31, 2023 and 2022, for long-lived assets where indicators of impairment were identified, tests of recoverability were performed, and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the long-lived asset noted above.

5. Property and Equipment
As of December 31, 2023 and 2022, property and equipment, net and leasehold improvements, which include assets under finance leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2023	2022
Land	NA	$47,173	$47,476
Land improvements	5 to 20 years	20,487	20,053
Buildings and building improvements	10 to 40 years	845,873	842,854
Furniture and equipment	5 to 10 years	58,443	53,236
Automobiles	5 to 7 years	2,687	2,704
Leasehold improvements, and assets under finance leases	(1)	2,766	1,899
Construction in progress	NA	259	666
Total property and equipment		$977,688	$968,888
Less accumulated depreciation and amortization		(389,509)	(353,134)
Property and equipment, net		$588,179	$615,754
_____________________________________
(1)Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under finance leases and leasehold improvements include $0.1 million and $0.2 million of finance lease right-of-use assets, net of accumulated amortization, as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, property and equipment, net included $2.4 million and $1.6 million, respectively, of capital expenditures which had been incurred but not yet paid. During the years ended December 31, 2023 and December 31, 2022, the Company recognized non-cash impairment charges to “Property and equipment, net” of $6.0 million and $1.6 million, respectively. See “Note 4–Impairment of Long–Lived assets.”

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and employee benefits	$15,639	$13,795
Accrued interest (1)	11,316	9,374
Accrued taxes	7,614	6,939
Accrued professional fees	5,022	3,179
Accrued other expenses	2,797	3,657
	$42,388	$36,944
__________
(1)    Includes $4.3 million of deferred interest as of December 31, 2023 in consideration of the Fannie Mae Loan Modification (as defined below) and $3.3 million of accrued interest payable to Protective Life Insurance Company regarding the loans currently in default.

7. Notes Payable
Notes payable consists of the following (in thousands):

			December 31,
	Weighted average interest rate	Maturity Date	2023	2022
Fixed rate mortgage notes payable	4.6%	2024 to 2045	$492,998	$503,312
Fannie Mae - two mortgage notes payable (1)			—	31,991
Variable rate mortgage notes payable (2)	5.9%	2026 to 2029	137,320	137,652
Notes payable - insurance	6.4%	2024	1,846	1,724
Notes payable - other	8.5%	2024	1,619	1,619
Notes payable			$633,783	$676,298
Deferred loan costs, net			4,361	5,267
Total notes payable, net of deferred loan costs			$629,422	$671,031
Current portion of notes payable (3)			42,323	46,029
Long-term notes payable, net			$587,099	$625,002

The following schedule summarizes our notes payable as of December 31, 2023 (in thousands):

Principal payments due in (4):
2024 (3)	$43,994
2025	34,208
2026	347,847
2027	3,597
2028	3,719
Thereafter	200,418
Total notes payable, excluding deferred loan costs	$633,783
__________
(1) See “Transactions Involving Certain Fannie Mae Loans” disclosure below.
(2) The weighted average interest rate for variable debt is the strike rate under the applicable interest rate cap agreements. See Note 14 for interest rate cap agreements on variable rate mortgage notes payable.
(3) December 31 2023 includes $34.2 million aggregate outstanding principal due under the loans with Protective Life Insurance Company. See “Protective Life Insurance Company Non-recourse Mortgages” disclosure below.
(4) Includes maturities of the subsequent refinancing that occurred with Ally Bank in February 2024.

As of December 31, 2023, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of December 31, 2023, the one-month SOFR was 5.4%, and the applicable margins were either 2.14% or 3.50%.
As of December 31, 2023, we had property and equipment with a net carrying value of $578.4 million that is secured by outstanding notes payable.
Fannie Mae Loan Modification
On June 29, 2023, the Company entered into the Fannie Forbearance with Federal National Mortgage Association (“Fannie Mae”) for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the forbearance period. In connection with the Fannie Forbearance, the Company made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage loan agreements with Fannie Mae by October 2023 under proposed loan modification agreements, as defined in the Fannie Forbearance (“Loan Modification Agreement”). Terms outlined in an agreed upon term sheet accompanying the Fannie Forbearance were included in the Loan Modification Agreements as the final step to modify the various 37 Fannie Mae community mortgages and MCF prior to the expiration of the Fannie Forbearance, which was subsequently extended to October 6, 2023.
The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. The material terms of the Loan Modification Agreements are as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, have been extended to December 2026. The remaining 19 communities under the MCF have existing maturities in January 2029.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate will be reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred until it is contractually waived in June 2024 so long as there is no event of default (the “Fannie Interest Abatement Period”).
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
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company is required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow will be deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company will be able to draw down such amounts on qualifying projects as the capital expenditures are incurred. As of December 31, 2023, the Company has funded $0.2 million into such escrow account.
As of December 31, 2023, the Company had drawn down $10 million of the Equity Commitment as more fully described in “Note 8–Securities Financing.” As of December 31, 2023, $3.5 million remains in the Equity Commitment.

The Company has determined that the Fannie loan modification is a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. The Company incurred restructuring costs of $0.7 million in the year ended December 31, 2023. These costs are included in deferred loan costs as of December 31, 2023 and will be amortized over the new lives of the Fannie Mae loans. In addition, the Company paid $3.1 million in transaction costs related to the loan modifications that were expensed as general and administrative expenses in the year ended December 31, 2023.
Transactions Involving Certain Fannie Mae Loans
The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”), among other things, permitted borrowers with mortgages from Government Sponsored Enterprises who experienced a financial hardship related to the COVID-19 pandemic to obtain forbearance of their loans for up to 90 days. During 2020, the Company entered into several loan forbearance agreements with Fannie Mae. In July 2020, the Company elected not to pay $3.8 million on the loans for 18 properties as of that date as it initiated a process intended to transfer the operations and ownership of such properties to Fannie Mae. Therefore, the Company was in default on such loans, which were non-recourse loans.
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
During the year ended December 31, 2021, Fannie Mae completed the transition of legal ownership of 16 of the Company's properties. As of December 31, 2022, two properties remained for which the legal ownership has not been transferred back to Fannie Mae. As of December 31, 2022, the Company included $31.8 million of outstanding debt in current portion of notes payable, net of deferred loan costs of $0.2 million. As of December 31, 2022, the accrued interest related to the remaining two properties was $4.1 million and was included in accrued expenses. As of December 31, 2022, the Company did not manage any properties on behalf of Fannie Mae.
In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners which relieved the Company of the existing Fannie Mae debt. Accordingly, the Company recognized a $36.3 million gain on debt extinguishments for the year ended December 31, 2023.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed the 2023 Ally Amendment to the Ally Term Loan Agreement and the Second Amended Ally Guaranty with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally will grant the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the Liquid Assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million will be effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) was established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.

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
•In July 2023, we were required to fund $2.3 million to an interest rate cap reserve (“IRC Reserve”) held by Ally, which represented the quoted cost of a one-year interest rate cap on the full $88.1 million notional value of the Ally Term Loan at a 2.25% SOFR strike rate. On December 1, 2023, the Company entered into a new SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. Until the terms of the Limited Payment Guaranty Waiver have expired or have been met and elected at the Company’s discretion, the IRC Reserve is required to be replenished to its replacement cost.
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

The foregoing description of the Fannie Forbearance, the 2023 Ally Amendment, Second Amended Ally Guaranty, and the Loan Modification Agreements and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the Ally Amendment and Second Amended Ally Guaranty which are filed as Exhibits 10.21, 10.22 and 10.23, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.24 and 10.25 to this Annual Report on Form 10-K. See “Item 15. Exhibits.”
2022 Ally Loan Refinance
In March 2022, the Company completed the refinancing of certain existing mortgage debt with Ally Bank (“Refinance Facility”) for ten of its communities. The Refinance Facility includes an initial term loan of $80.0 million. In addition, the Company provided a limited payment guaranty (“Limited Payment Guaranty”) of 33%, that reduces to 25% and then to 10%, of the then outstanding balance of the Refinance Facility based upon achieving certain financial covenants and then maintained over the life of the loan. As defined and required in the Limited Payment Guaranty, the Company was required to maintain certain covenants including maintaining a Tangible Net Worth of $150 million and Liquid Assets of at least $13 million which was inclusive of a $1.5 million debt service reserve provided by the Company at the closing of the Refinance Facility. The debt service reserve may be released upon terms described in the loan agreement and is included in restricted cash.
In conjunction with the Refinance Facility, the Company incurred costs of $2.2 million in March 2022. These costs, net of amortization of $1.0 million, are included in deferred loan costs as of December 31, 2023. The financing transaction generated a loss on refinancing of notes payable of $0.6 million which is included in loss on extinguishment of debt for the year ended December 31, 2022.
During December 2022, the Company amended the Refinance Facility with Ally Bank by adding two additional subsidiaries of the Company as borrowers and mortgaging their communities. The amendment increased the principal by $8.1 million to $88.1 million.
The Refinance Facility also requires the financial performance of the twelve communities to meet certain financial covenants, including a minimum debt service coverage ratio and a minimum debt yield (as defined in the loan agreement) with a first measurement date as of June 30, 2022 and quarterly measurement dates thereafter. As of December 31, 2023, we were in compliance with the financial covenants.
The Refinance Facility required the Company to purchase and maintain an interest rate cap facility during the term of the Refinance Facility. To comply with the lender’s requirement, the Company entered into an interest rate cap agreement for an aggregate notional amount of $88.1 million in November 2022 and entered into a new IRC agreement during December 2023. See “Note 14–Derivatives and Hedging.”

Protective Life Insurance Company Non-recourse Mortgages
At December 31, 2023, the Company had loan agreements with Protective Life Insurance Company (“Protective Life”), secured by seven of the Company's properties. During 2023, the Company elected not to make principal and interest payments related to certain non-recourse mortgage loan agreements with Protective Life covering four of the Company's properties. During August 2023, the Company paid all past due amounts on one of the properties to bring the mortgage current. As of December 31, 2023, the Company remained in default on three of the Company's properties with Protective Life with an aggregate principal amount of $55.8 million. On February 2, 2024, the Company completed the purchase of the total outstanding balance of $74.4 million from Protective Life that was secured by seven of the Company’s senior living communities for a purchase price of $40.2 million (such transaction, the “Protective Life Loan Purchase”). On February 2, 2024, in connection with the Protective Life loan purchase, the Company expanded its outstanding loan obligation with Ally Bank in the amount of $24.8 million that was secured by six of the Company's senior living communities. See “Note 16–Subsequent Events.”
Notes Payable - Insurance
During the year ended December 31, 2023, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.3 million. During the year ended December 31, 2022, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.1 million. As of December 31, 2023, the Company had finance agreements outstanding totaling $1.8 million, with fixed interest rates ranging from 6.25% to 6.50%, and weighted average rate of 6.38%, with the principal being repaid over ten-month terms.
Other Debt Related Transactions
The Company had notes payable related to rent payments due to Healthpeak for the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $1.6 million due to Healthpeak, which is included in notes payable. In November 2023, the Company modified its payment terms on the Healthpeak note payable to include four consecutive quarterly installments beginning in January 2024.
Deferred Loan Costs
As of December 31, 2023 and December 31, 2022, the Company had gross deferred loan costs of approximately $11.6 million and $11.3 million, respectively. Accumulated amortization was approximately $7.3 million and $6.0 million as of December 31, 2023 and December 31, 2022, respectively.
Debt Covenant Compliance
Except for the non-compliance with certain mortgage loan agreements on three communities with Protective Life, the Company was in compliance with all other aspects of its outstanding indebtedness as of December 31, 2023.

8. Securities Financing
Series A Preferred Stock
The Company has an investment agreement with the Conversant Investors (“A&R Investment Agreement”) which closed on November 3, 2021 (“Closing Date”) under the terms of which the Company (i) issued to the Conversant Investors 41,250 shares of Series A Preferred Stock of the Company, par value $0.01 per share, at $1,000 per share (“Series A Preferred Stock”), 1,650,000 shares of common stock of the Company, par value $0.01 per share, at $25 per share, and 1,031,250 warrants to purchase common stock at $40 per share and (ii) offered a common stock rights offering to the Company’s existing stockholders (the “Rights Offering”), pursuant to which such common stock holders purchased an additional 1,133,941 shares of common stock at $30 per share. The Conversant Investors and Arbiter Partners QP, LP (“Arbiter”) backstopped the Rights Offering, pursuant to which they purchased an additional 1,160,806 and 114,911 shares of common stock, respectively, and received a backstop fee amounting to 174,675 shares of common stock and 17,292 shares of common stock, respectively.
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
Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2022, the Company declared and paid $2.2 million cash dividends on the Series A Preferred Stock. During the quarter ended September 30, 2022, and the quarter ended December 31, 2022, the Board did not declare dividends, and accordingly, $2.3 million was added to the liquidation preference of the Series A Preferred Stock. During the year ended December 31, 2023, the Board did not declare dividends, and accordingly, $5.0 million was added to the liquidation preference of the series A Preferred Stock.
The Series A Preferred Stockholders (“Holder”) have the right at any time to convert (an “Optional Conversion”) each share of Series A Preferred Stock into common stock as described in the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. The right of Optional Conversion may be exercised as to all or any portion of such Holder’s Series A Preferred Stock from time to time, except that, in each case, no right of Optional Conversion may be exercised by a Holder in respect of fewer than 1,000 shares of Series A Preferred Stock (unless such conversion relates to all shares of Series A Preferred Stock held by such Holder). If an Optional Conversion Date occurs on or after the Record Date for a Dividend and on or before the immediately following Dividend Payment Date and Dividends have been declared for such Dividend Payment Date, then (x) on such Dividend Payment Date, such Dividend will be paid to the Holder of each share of Series A Preferred Stock as of the close of business on the applicable Record Date for such Dividend, notwithstanding the Holder’s exercise of an Optional Conversion, and (y) the amount of such Dividend, if a Preferred Dividend, will not be included in the Liquidation Preference referred to in clause (a) above.
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
The Company may, at its option, irrevocably elect to redeem the Series A Preferred Stock, in whole or in part, at any time (i) on or after the forty-second month anniversary of the Closing Date (and before the seventh anniversary), at a cash redemption price per share of Series A Preferred Stock equal to the greater of (A) 100% of the Liquidation Preference as of such redemption date and (B) an amount equal to (a) the number of shares of common stock issuable upon conversion of such share of Series A Preferred Stock as of the redemption date, multiplied by (b) the VWAP of common stock for the 30 trading days immediately preceding the notice date and (c) on or after the seventh anniversary of the original issue date, at a redemption price per share of Series A Preferred Stock equal to 100% of the Liquidation Preference as of the redemption date. The Conversant Investors, in combination with their common stock ownership as of December 31, 2021, have voting rights in excess of 50% of the Company’s total voting stock. It is therefore deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2023 and 2022, the Series A Preferred Stock was carried at the maximum redemption value. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features.
The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual. The Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the Consolidated Balance Sheet of the Company as of December 31, 2023 and 2022.
Changes in the Series A Preferred Stock are as follows:

	Series A Preferred Stock
	Shares	Amount
(In thousands)
Balance as of December 31, 2021	41	$41,250
Undeclared dividends on Series A Preferred Stock	—	2,300
Balance as of December 31, 2022	41	43,550
Undeclared dividends on Series A Preferred Stock	—	4,992
Balance as of December 31, 2023	41	$48,542

Warrants
On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date. The value of the warrants, adjusted for the pro-rata share of issuance costs and other discounts was included in Additional Paid in Capital in the Consolidated Balance Sheet of the Company as of December 31, 2023 and 2022.
Investor Rights
For so long as the Conversant Investors beneficially own at least 33% of the Company’s outstanding common stock on an as-converted basis, Conversant Dallas Parkway (A) LP, a Delaware limited partnership (“Investor A”) shall be entitled to designate four members of the Company’s Board of Directors including the Chairperson. For so long as the Conversant Investors beneficially own less than 33% but at least 15% or more of the outstanding shares of common stock of the Company on an as-converted basis, Investor A will have the right to designate a number of directors, rounded to the nearest whole number, equal to the quotient of the total number of outstanding shares of common stock of the Company on an as-converted basis beneficially owned by the Conversant Investors divided by the total number of outstanding shares of common stock of the Company on an as-converted basis, multiplied by the total number of directors then on the Board including the Chairperson for so long as the Conversant Investors beneficially own at least 20% or more of the outstanding shares of common stock on an as-converted basis. For so long as the Conversant Investors beneficially own less than 15% but at least 5% or more of the outstanding shares of common stock of the Company on an as-converted basis, Investor A will have the right to designate one designee for inclusion in the Company’s slate of individuals nominated for election to the Board (which slate will include a number of nominees equal to the number of director positions to be filled). After 3.5 years the Conversant Investors can designate 5 board seats if their beneficial ownership exceeds 50%.
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
Conversant Equity Commitment
In connection with the Fannie Forbearance and Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant Investors for a term of 18 months. The Equity Commitment had a commitment fee of $675,000, which was paid through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. Subject to certain conditions, the Company has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part. The Company made an equity draw in July 2023 of $6.0 million and issued 600,000 shares of common stock to Conversant. We used $5.0 million of the proceeds to make unscheduled principal payments on two of our Fannie Mae loan balances. On November 1, 2023, the Company made an equity draw of $4.0 million and issued 400,000 shares of common stock to the Conversant Investors.

9. Stock-Based Compensation
The Company’s uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all our share-based stock awards based on their fair values.
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
Stock Options
The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period. There were no stock options granted during the years ended December 31, 2023 and 2022.
There were 9,816 options outstanding as of December 31, 2023 and 2022. The options outstanding as of December 31, 2023 and 2022 had no intrinsic value, a weighted-average remaining contractual life of 5.0 years, and a weighted-average exercise price of $111.90.
As of December 31, 2023, there was no unrecognized compensation expense related to unvested stock option awards. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded no stock-based compensation expense related to stock options in the years ended December 31, 2023 and 2022.

Restricted Stock Units
Restricted stock units (“RSUs”) may be granted to members of the Company’s Board of Directors (“Directors”) as part of their compensation. Awards have a vesting period of one year; however, the Directors may defer the release of the RSU until their departure from the board. Compensation expense is recognized over the vesting period on a straight-line basis. The fair value of RSUs is the market close price of the Company’s common stock on the date of the grant. A summary of restricted stock units’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2022	12,816	$102.20
Granted	8,739	26.50
Vested	(12,816)	102.20
Non-vested shares as of December 31, 2022	8,739	$26.50
Granted	3,000	8.80
Vested	(8,739)	26.50
Non-vested shares as of December 31, 2023	3,000	$8.80

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

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2022	112,319	$39.51
Granted	70,101	28.14
Forfeited/Cancelled	(79,327)	34.99
Vested	(21,965)	51.97
Non-vested shares as of December 31, 2022	81,128	$30.75
Granted	56,400	7.50
Forfeited/Cancelled	(2,913)	26.50
Vested	(26,044)	28.72
Non-vested shares as of December 31, 2023	108,571	$19.26
Performance-Based Restricted Stock Awards
Vesting of performance-based stock awards (“PSAs”) is dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety one to three years from the date of the grant. Compensation expense for performance-based restricted stock awards is recognized over the performance period and is based on the probability of achievement of the performance condition. Expense is recognized net of actual forfeitures. A summary of performance-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2022	—	$—
Granted	87,674	28.47
Forfeited/Cancelled	(35,055)	31.58
Non-vested shares as of December 31, 2022	52,619	$26.40
Granted	96,600	7.03
Non-vested shares as of December 31, 2023	149,219	$13.86

Market-Based Restricted Stock Awards
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of the Company’s common stock.
The Company grants certain employees market-based restricted stock awards generally with either three or four tranches that vest if the Company’s stock price closes at or above an established threshold for each tranche for a specified number of consecutive trading days within five years of the date of the grant. Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold and was estimated by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.
A summary of market-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2022	188,411	$28.20
Granted	60,039	23.19
Converted to Time-Based	(77,100)	27.02
Non-vested shares as of December 31, 2022	171,350	$26.97
Granted	293,600	8.12
Non-vested shares as of December 31, 2023	464,950	$15.07
The Company recognized $2.7 million and $4.3 million in stock-based compensation expense during fiscal years 2023 and 2022, respectively, that is primarily associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Unrecognized stock-based compensation expense is $3.2 million as of December 31, 2023. If all awards granted are earned, the Company expects this expense to be recognized over a five-year period for market-based RSAs, and a three-year period for time-based and performance-based RSAs.

10. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	253	86
Deferred:
Federal	—	—
Provision for income taxes	$253	$86
The provision for income taxes differed from the amounts of income tax (benefit) provision determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2023	2022
Tax (benefit) provision at federal statutory rates	$(4,374)	$(11,407)
State income tax (benefit) provision, net of federal effects	520	(716)
Change in deferred tax asset valuation allowance	1,566	11,253
Stock based compensation expense	335	457
Permanent impact of employee retention credit claims	2,302	—
Other	(96)	499
Provision for income taxes	$253	$86
The effective tax rate for fiscal year 2023 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2023 other permanent tax differences include $0.3 million of Section 162(m) of the Internal Revenue Code of 1986, as amended compensation limitation. The valuation allowance recorded as of fiscal year 2023 was $100.8 million, which increased from the prior year by $1.6 million due to current year activity.
The effective tax rate for fiscal year 2022 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2022 other permanent tax differences include $0.5 million Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) compensation limitation and $0.3 million deferred payroll tax penalty. The valuation allowance recorded as of December 31, 2022 was $99.3 million, which had increased from the prior year by $11.3 million due to current year activity.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Lease liabilities	$377	$413
Net operating loss carryforward	92,251	84,899
Compensation costs	3,233	2,491
Depreciation and amortization	1,884	9
Other	3,119	11,526
Total deferred tax assets	100,864	99,338
Deferred tax asset valuation allowance	(100,838)	(99,273)
Total deferred tax assets, net	26	65
Deferred tax liabilities:
Operating lease right-of-use assets	(26)	(65)
Total deferred tax liabilities	(26)	(65)
Deferred taxes, net	$—	$—
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
The CARES Act contains beneficial provisions to the Company, including the deferral of certain employer payroll taxes and the acceleration of the alternative minimum tax credit refunds. Additionally, on December 27, 2020, the Consolidated Appropriates Act was enacted providing that electing real property trades or business electing out of section 163(j)(7)(B) will apply a 30 year ADS life to residential real property, including property placed in service before January 1, 2018. This property had historically been assigned a 40 year ADS life under the Tax Cuts and Jobs Act of 2017 (“TJCA”).
As of December 31, 2023, the Company has federal and state net operating loss (“NOL”) carryforwards of $389.5 million and $305.2 million and related deferred tax assets of $81.8 million and $13.6 million, respectively. The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service during the fourth quarter of 2023, which was before the announced moratorium on processing new claims. As the Company will need to file amended tax returns for the years the credit was claimed, a reduction to the federal NOL was recorded in 2023 of $11.3 million for the wages claimed. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2023 to 2042. Federal NOLs generated subsequent to fiscal 2017 currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.
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
The Company had a change in ownership as defined by Section 382 of the Code on November 3, 2021. The Company has completed initial analysis of the annual Section 382 limitation and determined the annual utilization of its tax attributes is limited substantially, including consideration of net unrealized built-in gains on the Company’s assets resulting in an increase in the Section 382 limit over the five-year recognition period. The ownership activity subsequent to November 3, 2021 is under analysis for potential Section 382 triggering events. Tax attributes to which the annual Section 382 limitation would apply include net operating losses generated prior to the ownership change. There is no current or projected utilization of the NOL carryforwards in the near future. The Company maintains a valuation allowance in all jurisdictions where the NOL carryovers are present.
A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2023 and 2022 is presented below (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance, January 1	$2,796	$2,383
Gross increases – tax positions in prior period	397	413
Ending balance, December 31	$3,193	$2,796
As of December 31, 2023, the Company has unrecognized tax benefits of $3.2 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2023 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2023, the Company is generally no longer subject to U.S. federal tax examinations for tax years prior to 2020 and state tax examinations for tax years prior to 2019 with limited exceptions for net operating losses from 2013 forward.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and was effective for taxable years beginning after December 31, 2022. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations and imposed a 1% excise tax on share repurchases, effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our financial results for the year ended December 31, 2023.

11. Commitments and Contingencies
As of December 31, 2023, we had contractual commitments of $3.3 million related to future renovations and technology enhancements to our communities. We expect these amounts to be substantially expended during 2024.
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
12. Related Party Transactions
As of December 31, 2023, Conversant Investors and affiliates beneficially owned approximately 63% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants). On June 29, 2023, the Company entered into a $13.5 million Equity Commitment agreement with Conversant. The Equity Commitment had a commitment fee of $675,000 payable through the issuance of 67,500 shares of common stock of the Company. The commitment fee shares were issued to Conversant on June 29, 2023. The Company has the right, but not the obligation, to utilize Conversant's equity commitment and may draw on the commitment in whole or in part. The Company made equity draws of $6.0 million in July 2023 and $4.0 million in November 2023 against the equity commitment. On February 1, 2024, the Conversant Investors purchased an additional 2.1 million shares of common stock of the Company for $20.0 million. See “Note 8–Securities Financing” and “Note 16–Subsequent Events.”

13. Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of December 31, 2023, we had interest rate cap agreements with an aggregate notional value of $138.4 million. The fair value of these derivative assets as of December 31, 2023 was $2.1 million and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. See “Note 14–Derivatives and Hedging.”

Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,082	$4,082	$16,913	$16,913
Restricted cash	13,668	13,668	13,829	13,829
Notes payable, excluding deferred loan costs	633,783	597,266	676,298	638,485

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $6.0 million to "Property and equipment, net". The fair value of the impaired assets was $7.3 million as of December 31, 2023.
During the year ended December, 31, 2022, the Company recorded non-cash impairment charges of $1.6 million related to management's commitment to a plan to sell the community shortly after the balance sheet date, and the agreed-upon selling price being below the community's carrying amount. The fair value of the impaired assets was $0.9 million as of December 31, 2022.
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
Property and Equipment, Net: During the years ended December 31, 2023 and 2022, the Company evaluated property, plant and equipment, net for impairment and identified properties with a carrying amount of the assets in excess of the estimated future undiscounted net cash flows expected to be generated by the assets. The Company compared the estimated fair value of the assets to their carrying amount for these identified properties and recorded an impairment charge for the excess of carrying amount over fair value.
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

On March 1, 2022, the Company entered into an interest rate cap agreement for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable. The interest rate cap agreement has a 24-month term and caps the interest rate at 4.00% from March 1, 2022 through March 1, 2024 with respect to the portion of our floating rate indebtedness. LIBOR rates were no longer available after June 30, 2023, as a result this derivative instrument has transitioned to the SOFR rate. In the event SOFR is less than the capped rate, we will pay interest at the lower SOFR rate. In the event SOFR is higher than the capped rate, we will pay interest at the capped rate of 4.00%. The interest rate cap is not designated as a cash flow hedge under ASC 815-20, Derivatives - Hedging, therefore all changes in the fair value of the instrument are included as a component of interest expense in the consolidated statements of operations.

On November 30, 2022, in order to comply with the lender’s requirements under the Ally Bank Refinance Facility (see "Note 7–Notes Payable"), the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement had a 12-month term and effectively capped the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. On December 1, 2023, the Company entered into a new SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. The interest rate caps are not designated as hedges under ASC 815-20, Derivatives - Hedging, and all changes in the fair value of the instrument are included as a component of interest expense in the consolidated statements of operations.

As of December 31, 2023, all of our variable-rate debt obligations were covered by interest rate cap transactions.

The following table presents the fair values of derivative assets and liabilities in the consolidated balance sheets (in thousands):

	December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	138,385	2,103	—	$—
Total derivatives	$138,385	$2,103	$—	$—

	December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (LIBOR-based)	$50,260	$542	$—	$—
Interest rate cap (SOFR-based)	88,125	2,180	—	$—
Total derivatives	$138,385	$2,722	$—	$—

The following table presents the effect of the derivative instrument on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2023	2022
Derivatives not designated as hedges
Interest rate caps
Gain (loss) on derivatives not designated as hedges included in interest expense	(2,981)	19

15. Allowance for Doubtful Accounts
The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$5,915	$4,723
Provision for bad debts, net of recoveries	1,151	1,159
Write-offs and other	(1,810)	33
Balance at end of year	$5,256	$5,915
Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of inherent losses at the balance sheet date.

16. Subsequent Events
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with affiliates of Conversant Capital and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) pursuant to the Securities Act, an aggregate of 5,026,318 shares (the “Shares”) of the Company’s Common Stock, par value $0.01 per share, at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, in which 3,350,878 Shares were issued and sold to the Investors for a total of approximately $31.8 million. The second tranche occurred on March 22, 2024, in which 1,675,440 Shares were issued and sold to the Investors for a total of approximately $15.9 million. The second tranche was following receipt of stockholders approval of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock by an additional 15,000,000 shares (the “Stockholder Approval”) and other customary closing conditions. The Stockholder Approval was obtained on March 21, 2024.
The Company intends to use this new capital for working capital, continued investments in community improvements, acquisitions of new communities, and broader community programming.
Protective Life Loans
On February 2, 2024, the Company used a portion of the proceeds from the first equity offering to purchase all seven of the remaining loans held by Protective Life with a total outstanding principal balance of $74.4 million at a purchase price of $40.2 million. Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan, see below.
In addition to its aggregate deposits of $1.5 million made in December 2023 and January 2024, the Company funded the remaining cash portion of the purchase price (including one-time closing costs) with approximately $15.4 million of net proceeds from the sale of the Shares at the first closing of the 2024 Private Placement.
Ally Term Loan Expansion
On February 2, 2024, in connection with the Protective Life loan purchase, the Company expanded its outstanding loan obligation with Ally Bank in the amount of $24.8 million that was secured by six of the Company's senior living communities. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million.