Form 10-Q
period 2024-03-31
SONIDA SENIOR LIVING, INC.
filed 2024-05-10
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 8, 2024, the Registrant had 13,854,520 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended March 31, 2024

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and also include the following:

•the Company’s ability to generate sufficient cash flows from operations, additional proceeds from equity issuances and debt financings, and proceeds from the sale of assets to satisfy its short- and long-term debt obligations and to fund the Company’s acquisitions and capital improvement projects to expand, redevelop, and/or reposition its senior living communities;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,211	$4,082
Restricted cash	13,452	13,668
Accounts receivable, net	10,346	8,017
Prepaid expenses and other assets	3,412	4,475
Derivative assets	2,130	2,103
Total current assets	53,551	32,345
Property and equipment, net	581,902	588,179
Other assets, net	824	936
Total assets	$636,277	$621,460
Liabilities and Equity
Current liabilities:
Accounts payable	$4,864	$11,375
Accrued expenses	39,747	42,388
Current portion of notes payable, net of deferred loan costs	6,831	42,323
Deferred income	4,255	4,041
Federal and state income taxes payable	288	215
Other current liabilities	512	519
Total current liabilities	56,497	100,861
Notes payable, net of deferred loan costs and current portion	571,267	587,099
Other long-term liabilities	40	49
Total liabilities	627,804	688,009
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of March 31, 2024 and December 31, 2023	49,877	48,542
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of March 31, 2024 and December 31, 2023; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 and 15,000 as of March 31, 2024 and December 31, 2023, respectively; 13,197 and 8,178 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	132	82
Additional paid-in capital	349,610	302,992
Retained deficit	(391,146)	(418,165)
Total shareholders’ deficit	(41,404)	(115,091)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$636,277	$621,460
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Resident revenue	$60,737	$56,606
Management fees	594	505
Managed community reimbursement revenue	6,107	4,962
Total revenues	67,438	62,073
Expenses:
Operating expense	46,317	43,808
General and administrative expense	7,211	7,063
Depreciation and amortization expense	9,935	9,881
Managed community reimbursement expense	6,107	4,962
Total expenses	69,570	65,714
Other income (expense):
Interest income	139	194
Interest expense	(8,591)	(8,867)
Gain on extinguishment of debt, net	38,148	36,339
Other income (expense), net	(479)	189
Income before provision for income taxes	27,085	24,214
Provision for income taxes	(66)	(69)
Net income	27,019	24,145
Undeclared dividends on Series A convertible preferred stock	(1,335)	(1,198)
Undistributed net income allocated to participating securities	(2,849)	(3,182)
Net income attributable to common stockholders	$22,835	$19,765

Weighted average common shares outstanding — basic	9,861	6,855
Weighted average common shares outstanding — diluted	10,562	7,168

Basic net income per common share	$2.32	$2.88
Diluted net income per common share	$2.16	$2.76

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,198)	—	(1,198)
Stock-based plan activity	272	2	(17)	—	(15)
Non-cash stock-based compensation	—	—	902	—	902
Net income	—	—	—	24,145	24,145
Balance as of March 31, 2023	6,942	69	294,964	(372,913)	(77,880)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$(115,091)
Issuance of common stock, net (1)	5,026	50	47,591	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	(213)
Non-cash stock-based compensation	—	—	575	—	575
Net income	—	—	—	27,019	27,019
Balance as of March 31, 2024	13,197	132	349,610	(391,146)	(41,404)
__________
(1) Issuance of common stock, net includes the shares of common stock with the Company’s recently completed private placement transaction, net of issuance costs.

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$27,019	$24,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,935	9,881
Amortization of deferred loan costs	324	366
Gain on sale of assets, net	(192)	(251)
Loss on derivative instruments, net	527	572
Gain on extinguishment of debt	(38,148)	(36,339)
Provision for bad debt	397	237
Non-cash stock-based compensation expense	575	902
Other non-cash items	(3)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,726)	(48)
Prepaid expenses and other assets	1,063	1,159
Other assets, net	(41)	62
Accounts payable and accrued expense	(3,123)	1,828
Federal and state income taxes payable	73	260
Deferred income	214	438
Other current liabilities	1	38
Net cash provided by (used in) operating activities	(4,105)	3,249
Cash flows from investing activities:
Capital expenditures	(5,762)	(5,429)
Proceeds from sale of assets	631	343
Net cash used in investing activities	(5,131)	(5,086)
Cash flows from financing activities:
Proceeds from notes payable	24,830	—
Repayments of notes payable	(41,999)	(3,714)
Proceeds from issuance of common stock, net	47,641	—
Purchase of interest rate cap	(554)	—
Deferred loan costs paid	(549)	—
Other financing costs	(220)	(45)
Net cash provided by (used in) financing activities	29,149	(3,759)
Increase (decrease) in cash and cash equivalents and restricted cash	19,913	(5,596)
Cash, cash equivalents, and restricted cash at beginning of period	17,750	30,742
Cash, cash equivalents, and restricted cash at end of period	$37,663	$25,146

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,353	$7,639
Income taxes paid (refunds received), net	$(7)	$(193)
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$1,335	$1,198
Non-cash additions of property and equipment	$498	$1,150
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc. (formerly known as Capital Senior Living Corporation), a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is one of the leading owner-operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of March 31, 2024, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 communities which the Company owned and 10 communities that the Company third-party manages. The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of March 31, 2024 and December 31, 2023, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2024 and 2023.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our March 31, 2024 presentation.

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

2. Liquidity
During 2023, the Company's liquidity conditions, including operating losses and net working capital deficits, raised substantial doubt about the Company's ability to continue as a going concern. As a result of increases in occupancy occurring throughout 2023 and continuing into 2024, rental rate increases in March 2024 and the 2024 private placement transaction and Protective Life loan purchase, the Company has substantially improved its liquidity position. See “Note 6–Notes Payable” and “Note 7–Securities Financing” for details of the transactions that have increased cash on hand significantly. In addition, $10.3 million was raised in April 2024 through our at-the-market equity offering. See “Note 15–Subsequent Events.” Based on these events, the Company concluded it has adequate cash to meet its obligations as they become due for the 12-month period following the date the March 31, 2024 financial statements are issued.

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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$24,211	$4,082
Restricted cash:
Property tax and insurance reserves	5,339	7,237
Lender reserves	4,665	3,329
Capital expenditures reserves	2,714	2,060
Escrow deposit	500	1,000
Deposits pursuant to outstanding letters of credit	42	42
Other reserves	192	—
Total restricted cash	13,452	13,668
Total cash, cash equivalents, and restricted cash	$37,663	$17,750
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the three months ended March 31, 2024 and 2023.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.3 million and $4.0 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Revenues from the Medicaid program accounted for 11.6% and 9.3% of the Company’s revenue in the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, 22 and 24, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during the three months ended March 31, 2024 and 2023.
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

For the three months ended March 31, 2023, the Company received approximately $2.0 million in various State Relief Funds from state departments due to financial distress impacts of COVID-19. For the three months ended March 31, 2024, no State Relief Funds were received from the state departments. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The State Relief Funds were recorded as “resident revenue–other operating revenue” in the Company’s condensed statements of operations and notes thereto.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.7 million and $5.3 million as of March 31, 2024 and December 31, 2023, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (10) and Wisconsin (8), which we estimate represented approximately 23%, 19%, 20% and 10%, respectively, of our resident revenues for the three months ended March 31, 2024.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of March 31, 2024. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2024 and 2023 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.

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
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had employees and were affected during the COVID-19 pandemic. We have not received any funds from the ERC as of March 31, 2024.
The Company is evaluating the potential tax impact of the Protective Life Insurance Company gain on extinguishment of debt totaling $38.1 million.
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders, or Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (together, the “Conversant Preferred Investors”), of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with their common stock ownership as of March 31, 2024 and December 31, 2023, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of March 31, 2024 and December 31, 2023, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.

Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. During the three months ended March 31, 2024, the Board did not declare any dividends with respect to the Series A Preferred Stock, and accordingly, an aggregate of $1.3 million was added to the liquidation preference of the Series A Preferred Stock during such period, effectively increasing the carrying value of the redeemable preferred stock.

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of March 31, 2024 and December 31, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”
Net Income Per Common Share
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
Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. See “Note 9–Net Income Per Share.”
Segment Reporting
The Company evaluates the performance and allocates resources of its senior living communities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that its operating units meet the criteria in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to be aggregated into one reporting segment. As such, the Company operates in one segment.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November of 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within the Company's condensed consolidated financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within the Company's condensed consolidated financial statements.

4. Property and Equipment, net
As of March 31, 2024 and December 31, 2023, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	March 31, 2024	December 31, 2023
Land		$46,806	$47,173
Land improvements	5 to 20 years	20,621	20,487
Buildings and building improvements	10 to 40 years	848,055	845,873
Furniture and equipment	5 to 10 years	59,081	58,443
Automobiles	5 to 7 years	2,696	2,687
Assets under financing leases and leasehold improvements (1)		3,361	2,766
Construction in progress		583	259
Total property and equipment		$981,203	$977,688
Less accumulated depreciation and amortization		(399,301)	(389,509)
Total property and equipment, net		$581,902	$588,179
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million and $0.1 million of financing lease right-of-use assets as of March 31, 2024 and December 31, 2023, respectively.

There were no impairments on long-lived assets for the three months ended March 31, 2024 and 2023.

5. Accrued Expenses
The following is a summary of accrued expenses as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and employee benefits	$16,721	$15,639
Accrued interest (1)	9,194	11,316
Accrued taxes	5,489	7,614
Accrued professional fees	5,625	5,022
Accrued other expenses	2,718	2,797
Total accrued expenses	$39,747	$42,388
__________
(1) Includes deferred interest of $5.9 million and $4.3 million as of March 31, 2024 and December 31, 2023, respectively, in consideration of the Fannie Mae Loan Modification (as defined below).

6. Notes Payable
Notes payable consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	March 31, 2024	December 31, 2023
Fixed rate mortgage notes payable	4.6%	2025 to 2045	$418,275	$492,998
Variable rate mortgage notes payable (1)	6.3%	2026 to 2029	162,114	137,320
Notes payable - insurance	6.3%	2024	854	1,846
Notes payable - other	8.5%	2024	1,213	1,619
Notes payable			$582,456	$633,783
Deferred loan costs, net			4,358	4,361
Total notes payable, net of deferred loan costs			$578,098	$629,422
Current portion of notes payable			6,831	42,323
Long-term notes payable, net			$571,267	$587,099
_____________
(1) See Note 14 for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our notes payable as of March 31, 2024 (in thousands):

Principal payments due in:
2024	$8,075
2025	31,434
2026	335,214
2027	3,597
2028	3,719
Thereafter	200,417
Total notes payable, excluding deferred loan costs	$582,456
As of March 31, 2024, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of March 31, 2024, the one-month SOFR was 5.3% and the applicable margins were either 2.14% or 3.50%.

As of March 31, 2024, we had property and equipment with a net carrying value of $565.5 million that is secured by outstanding notes payable.
Protective Life Insurance Company Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with Protective Life Insurance Company (“Protective”) pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to purchase the outstanding indebtedness it owed to Protective for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by Protective). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from Protective Life that was secured by seven of the Company’s senior living communities (such transaction, the “Protective Life Loan Purchase”). The Protective Life Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, see “Note 7–Securities Financing.” The Protective Life Loan Purchase and Ally financing closed on February 2, 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the Protective Life Loan Purchase.

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
The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. The material terms of the Loan Modification Agreements were as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, were extended to December 2026. The remaining 19 communities under the MCF have existing maturities in January 2029.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
•The monthly interest rate was reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”). On June 1, 2024, the reduced interest rates will expire.
•The Company is required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt which is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
•The Company provided a full corporate guaranty in the amount of $5.0 million related to the second principal payment of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire upon payment of the second $5.0 million principal payment due June 1, 2024.
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
The Company determined that the Fannie loan modification was a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. Restructuring costs related to the Loan Modification Agreements are included in deferred loan costs and are being amortized over the lives of the Fannie Mae loans.

Transactions Involving Certain Fannie Mae Loans

During 2020, the Company initiated a process to transfer the operations and ownership of 18 properties to Fannie Mae. In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the three months ended March 31, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure was complete.
2024 Ally Loan Amendment
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million to partially fund the Protective Life Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the Protective Life Loan Purchase.
Some terms with Ally on the expanded loan facility include: delayed draws will not be available until successful syndication of the loan, a payroll tax reserve account was established, and certain financial covenant requirements were updated.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
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
•During the Waiver period, a new and temporary liquid assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the 2023 Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
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
•To the extent either the Second Payment Guaranty or Supplemental Fannie Guaranty have not been discharged, any uncured monetary event of default under the Fannie Forbearance will constitute a cross default under the 2023 Ally Amendment, resulting in the immediate trigger of a full excess cash flow sweep for the communities collateralizing the Ally Term Loan as well as additional performance and liquidity reporting requirements.

•Subsequent to the Waiver period, all funds in the Waiver Principal Reserve Account as well as any funds swept into the Equity Cure Fund will be released to the Company.

The foregoing description of the Fannie Forbearance, the 2023 Ally Amendment, Second Amended Ally Guaranty, and the Loan Modification Agreements and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the 2023 Ally Amendment and Second Amended Ally Guaranty which are filed as Exhibits 10.21, 10.22 and 10.23, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.24 and 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.
Notes Payable - Insurance
During the year ended December 31, 2023, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.3 million. As of March 31, 2024, the Company had finance agreements totaling $0.9 million, with fixed interest rates ranging from 6.25% to 6.50%, and weighted average rate of 6.32%, with principal amounts being fully repaid over ten-month terms.
Other Debt Transactions
The Company had notes payable related to rent payments due to Healthpeak as of March 31, 2024 and December 31, 2023 of $1.2 million and $1.6 million, respectively. In November 2023, the Company modified its payment terms on the Healthpeak note payable to include four consecutive quarterly installments beginning in January 2024.
Debt Covenant Compliance
The Company was in compliance with its debt covenants related to its outstanding indebtedness as of March 31, 2024.
7. Securities Financing
Increase in Authorized Shares of Common Stock
On March 21, 2024, following receipt of stockholder approval at the Special Meeting of the Company’s stockholders held on March 21, 2024, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 15,000,000 shares to 30,000,000 shares (the “Stockholder Approval”). The charter amendment became effective upon filing.
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share.

The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the Protective Life Loan Purchase and the Company intends to use the remaining proceeds for ongoing working capital, continued investments in community improvements, potential acquisitions of new communities, broader community programming and general corporate purposes. As of March 22, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, and Conversant Dallas Parkway (D) LP (together, “Conversant” or the “Conversant Investors”).

Series A Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2024, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.3 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. As of March 31, 2024, a total of $8.6 million has been added to the liquidation preference of the Series A Preferred Stock.
Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of March 31, 2024, the Company had $3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.
At-the-Market Equity Offerings
See “Note 15–Subsequent Events” for the Company’s At-the-Market Issuance Sales Agreement entered into on April 1, 2024 and subsequent equity issuances.
8. Revenue

Revenue for the three months ended March 31, 2024 and 2023 is comprised of the following components (in thousands):

	Three Months Ended March 31,
	2024	2023
Housing and support services	$59,984	$53,791
Community fees	459	479
Ancillary services	294	273
Other operating revenue (1)	—	2,063
Resident revenue	60,737	56,606
Management fees	594	505
Managed community reimbursement revenue	6,107	4,962
Total revenues	$67,438	$62,073
__________
(1) Other operating revenue consists of funds received from state departments due to financial distress impacts of COVID-19. The Company intends to pursue any additional funding that may become available in the future, but there is no guarantee any additional funds will be available or that the Company will qualify for, or receive, any additional relief funds that become available.
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
9. Net Income Per Share

Basic net income per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include warrants, Series A Preferred Stock, shares of restricted stock, restricted stock units, and former employee stock options. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The Series A Preferred Stock is considered participating securities for the purposes of the Company's EPS calculation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic net income per common share calculation:
Net income	$27,019	$24,145
Less: Undeclared dividends on Series A Preferred Stock	(1,335)	(1,198)
Less: Undistributed earnings allocated to participating securities	(2,849)	(3,182)
Net income attributable to common stockholders	$22,835	$19,765
Weighted average shares outstanding — basic	9,861	6,855
Basic net income per share	$2.32	$2.88

Diluted net income per common share calculation:
Net income attributable to common stockholders	$22,835	$19,765
Weighted average shares outstanding — diluted	10,562	7,168
Diluted net income per share	$2.16	$2.76

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
(shares in thousands)	2024	2023
Warrants	1,031	1,031
Series A Preferred Stock (if converted)	1,230	1,104
Restricted stock awards	22	190
Stock options	10	10
Total	2,293	2,335
10. Stock-Based Compensation
The Company’s uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $0.6 million and $0.9 million in stock-based compensation expense for the three months ended March 31, 2024 and March 31, 2023, respectively.
11. Commitments and Contingencies
As of March 31, 2024, the Company had contractual commitments of $3.1 million related to future renovations and technology enhancements to its communities, which are expected to be substantially expended during 2024.
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

12. Related Party Transactions
As of March 31, 2024, Conversant and its affiliates beneficially owned approximately 61% of our outstanding shares of common stock (inclusive of common stock issuable upon conversion of outstanding Series A Preferred Stock and outstanding warrants).
During the three months ended March 31, 2024, the Conversant Investors purchased an additional 3,157,895 shares of common stock of the Company for $30.0 million. See “Note 7–Securities Financing.”
13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of March 31, 2024 and December 31, 2023, we had interest rate cap agreements with an aggregate notional value of $113.0 million and $138.4 million, respectively. The fair value of these derivative assets as of March 31, 2024 and December 31, 2023 was $2.1 million and $2.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$24,211	$24,211	$4,082	$4,082
Restricted cash	13,452	13,452	13,668	13,668
Notes payable, excluding deferred loan costs	$582,456	$538,271	$633,783	$597,266
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the three months ended March 31, 2024 and 2023.
14. Derivatives and Hedging
The Company uses derivatives as part of its overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
On March 1, 2022, the Company entered into an interest rate cap transaction for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with a portion of its variable mortgage notes payable. The interest rate cap agreement had a 24-month term and effectively capped LIBOR at 4.00% from March 1, 2022 through March 1, 2024 with respect to such floating rate indebtedness. LIBOR rates were no longer available after June 30, 2023, and, as a result, this derivative instrument has transitioned to the SOFR rate. In the event SOFR is less than the capped rate, we will pay interest at the lower SOFR rate. In the event SOFR is higher than the capped rate, we will pay interest at the capped rate of 4.00% plus the applicable margin. The interest rate cap is not designated as a cash flow hedge under ASC 815-20, Derivatives – Hedging, and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations. See “Note 15–Subsequent Events” regarding the Company’s replacement derivative instrument purchased during April 2024.
On December 1, 2023, in order to comply with the lender’s requirements under the Ally Bank loan agreements, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. On February 2, 2024, as part of the Ally Term Loan expansion, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $24.8 million at a cost of $0.6 million. See “Note 6–Notes Payable.” The interest rate caps are not designated as hedges under ASC 815-20, “Derivatives – Hedging,” and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$112,955	$2,130	$—	$—
Total derivatives, net	$112,955	$2,130	$—	$—

	December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$138,385	$2,103	$—	$—
Total derivatives, net	$138,385	$2,103	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2024	2023
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(527)	$(572)
15. Subsequent Events
At-the Market Equity Offerings
On April 1, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, who is acting as the sole sales agent (the “Agent”). Pursuant to the ATM Sales Agreement, the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000 (the “Shares”) through the Agent. Sales of the Shares made pursuant to the ATM Sales Agreement, if any, will be made under the Company’s Registration Statement on Form S-3 filed with the SEC on May 1, 2023 (File No. 333-271545), which includes a base prospectus and was declared effective on May 9, 2023 (the “Registration Statement”), and the prospectus supplement dated April 1, 2024 relating to the offering and filed with the SEC on April 1, 2024 (the “Prospectus Supplement”), in each case, as may be amended or supplemented from time to time.
Subject to the terms and conditions of the ATM Sales Agreement, the Company may propose that the Agent place Shares pursuant to the terms set forth in a placement notice (each, a “Transaction”). The Agent may sell the Shares, if any, in a Transaction only by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly on The New York Stock Exchange, on any other trading market for the common stock or to or through a market maker. In addition, the Agent may, with the Company’s prior written consent, sell Shares by any other method permitted by law, including negotiated transactions. The Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares in a Transaction in accordance with the terms of the ATM Sales Agreement and any applicable placement notice.
The ATM Sales Agreement provides that the Agent will be entitled to receive a commission of up to 3% of the gross proceeds from the sale of the Shares in a Transaction. Pursuant to the terms of the ATM Sales Agreement, the Company also provided the Agent with customary indemnification and contribution rights. The offering of common stock pursuant to the ATM Sales Agreement will terminate upon the earlier of, among other things, (i) the sale of all of the Shares subject to the ATM Sales Agreement and (ii) the termination of the ATM Sales Agreement by the Company or by the Agent, following delivery of sufficient written notice by the Company or the Agent to the other party. The Company cannot provide any assurances that it will issue any additional Shares pursuant to the ATM Sales Agreement.
The Company currently anticipates that the net proceeds from the sale of the Shares offered pursuant to the ATM Sales Agreement, if any, will be used for potential acquisition opportunities, capital expenditure projects at the Company’s senior living communities, working capital and other general corporate purposes. See “Item 6. Exhibits.”
On April 5, 2024, the Company sold 382,000 shares pursuant to the ATM Sales Agreement at $27.50 per share for net proceeds of $10.3 million, inclusive of $0.2 million in commissions paid to its Agent. The Company cannot provide any assurances that it will issue any additional shares of common stock pursuant to the ATM Sales Agreement.
Derivative Purchase
During April 2024, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $1.1 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable to Fannie Mae. The interest rate cap has 24-month term and effectively caps SOFR at 4.00% from April 1, 2024 through April 1, 2026 with respect to such floating rate indebtedness. In the event SOFR is less than the capped rate, we will pay interest at the lower SOFR rate. In the event SOFR is higher than the capped rate, we will pay interest at the capped rate of 4.00% plus the applicable margin. The Company is funding an IRC reserve for a replacement IRC which is held by the lender.

Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio and all in-place leases for a purchase price totaling $10.7 million that closed on May 9, 2024. In conjunction with the closing, the Company entered into a mortgage loan totaling $9.4 million. The Company also entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and effectively caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such floating rate indebtedness.
Management Agreement Letter of Intent
During March 2024, the Company received a Non-Binding Letter of Intent from a public Real Estate Investment Trust in which the Company would manage three properties in exchange for a management fee. The transition of the three properties is anticipated to occur on June 1, 2024. The completion of this potential transaction is subject to several conditions, including the completion of satisfactory due diligence and the negotiation and execution of definitive management agreements. Accordingly, there can be no assurance that this potential transaction will be completed upon the terms or dates contemplated, if at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2024 and 2023, and (ii) liquidity and capital resources of the Company.
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
As of March 31, 2024, the Company operated 71 senior housing communities in 18 states with an aggregate capacity of approximately 8,000 residents, including 61 owned senior housing communities and 10 communities that the Company third-party manages.
Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the three months ended March 31, 2024, the Company generated resident revenue of approximately $60.7 million compared to approximately $56.6 million during the three months ended March 31, 2023, representing an increase of 7.3%. The increase in revenue was primarily due to increased occupancy and increased average rent rates.
Weighted average occupancy for the three months ended March 31, 2024 and 2023 for the communities owned by the Company was 85.9% and 83.9%, respectively, reflecting continued occupancy recovery. The average monthly rental rate for the three months ended March 31, 2024 was 5.9% higher as compared to the three months ended March 31, 2023.
Management Services
The Company has property management agreements with affiliates of Ventas, Inc. (collectively, “Ventas”) pursuant to which the Company manages certain communities for Ventas, and Ventas pays the Company a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. The Company managed ten communities on behalf of Ventas during the three months ended March 31, 2024 and 2023.
Protective Life Insurance Company Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with Protective Life Insurance Company (“Protective”) pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to purchase the outstanding indebtedness it owed to Protective for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by Protective). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from Protective that was secured by seven of the Company’s senior living communities (such transaction, the “Protective Life Loan Purchase”). The Protective Life Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank

(“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement described below. The Protective Life Loan Purchase and Ally financing closed on February 2, 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the Protective Life Loan Purchase.
Increase in Authorized Shares of Common Stock
On March 21, 2024, following receipt of stockholder approval at the Special Meeting of the Company’s stockholders held on March 21, 2024, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 15,000,000 shares to 30,000,000 shares (the “Stockholder Approval”). The charter amendment became effective upon filing.
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for a total of approximately $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for a total of approximately $15.9 million. The second tranche occurred following receipt of the Stockholder Approval. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the Protective Life Loan Purchase. The Company intends to use the remaining proceeds for ongoing working capital, continued investments in community improvements, potential acquisitions of new communities, broader community programming and general corporate purposes. As of March 22, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, and Conversant Dallas Parkway (D) LP (together, “Conversant” or the “Conversant Investors”).
Other Significant Transactions
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
The Company entered into Loan Modification Agreements with Fannie Mae on October 2, 2023. The material terms of the Loan Modification Agreements were as follows:
•Maturities on 18 community mortgages, ranging from July 2024 to December 2026, were extended to December 2026. The remaining 19 communities under the MCF have existing maturities in January 2029.
•The Company is not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.

•The monthly interest rate was reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”). On June 1, 2024, the reduced interest rates will expire.
•The Company is required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt which is due on June 1, 2024, the one-year anniversary of the Fannie Forbearance Effective Date.
•The Company provided a full corporate guaranty in the amount of $5.0 million related to the second principal payment of $5.0 million (the “Second Payment Guaranty”). This guaranty will fully expire upon payment of the second $5.0 million principal payment due June 1, 2024.
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
The Company determined that the Fannie loan modification was a troubled debt restructuring where the total cash outflows exceed the current carrying value of the debt. Restructuring costs related to the Loan Modification Agreements are included in deferred loan costs and are being amortized over the lives of the Fannie Mae loans.
Transactions Involving Certain Fannie Mae Loans

During 2020, the Company initiated a process to transfer the operations and ownership of 18 properties to Fannie Mae. In January 2023, the Company received notice that the foreclosure sales conducted by Fannie Mae had successfully transitioned the remaining two properties to new owners. This event relieved the Company of the existing Fannie Mae debt relating to the two properties. Accordingly, the Company recognized a total of $36.3 million for the gain on debt extinguishments for the three months ended March 31, 2023. With the transition of these two remaining properties, the 18 total Fannie Mae properties’ foreclosure was complete.
2024 Ally Loan Amendment
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million to partially fund the Protective Life Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the Protective Life Loan Purchase.
Some terms with Ally on the expanded loan facility include: delayed draws will not be available until successful syndication of the loan, a payroll tax reserve account was established, and certain financial covenant requirements were updated.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
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
•During the Waiver period, a new and temporary liquid assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) will be established. The Limited Payment Guaranty Waiver Minimum Threshold is

$6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan will be swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the 2023 Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve) will be included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
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
•To the extent either the Second Payment Guaranty or Supplemental Fannie Guaranty have not been discharged, any uncured monetary event of default under the Fannie Forbearance will constitute a cross default under the 2023 Ally Amendment, resulting in the immediate trigger of a full excess cash flow sweep for the communities collateralizing the Ally Term Loan as well as additional performance and liquidity reporting requirements.
•Subsequent to the Waiver period, all funds in the Waiver Principal Reserve Account as well as any funds swept into the Equity Cure Fund will be released to the Company.

The foregoing description of the Fannie Forbearance, the 2023 Ally Amendment, Second Amended Ally Guaranty, and the Loan Modification Agreements and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fannie Forbearance, the 2023 Ally Amendment and Second Amended Ally Guaranty which are filed as Exhibits 10.21, 10.22 and 10.23, respectively, and the Loan Modification Agreements, which are filed as Exhibits 10.24 and 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.
Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of March 31, 2024, the Company had $3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.
Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies since December 31, 2023.

Recent Accounting Guidance Adopted
See “Note 3–Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended March 31, 2024 as compared to three months ended March 31, 2023
Revenues
Resident revenue for the three months ended March 31, 2024 was $60.7 million as compared to $56.6 million for the three months ended March 31, 2023, an increase of $4.1 million, or 7.3%. The increase in revenue was primarily due to increased occupancy and increased average rent rates. For the three months ended March 31, 2023, the Company received approximately $2.0 million in various relief funds received from state departments due to financial distress impacts of COVID-19 (“State Relief Funds”). For the three months ended March 31, 2024, the Company received no State Relief Funds.
Expenses
Operating expenses for the three months ended March 31, 2024 were $46.3 million as compared to $43.8 million for the three months ended March 31, 2023, representing an increase of $2.5 million, or 5.7%. In our consolidated community portfolio, the labor component of our operating expense increased approximately $2.5 million period-over-period.
General and administrative expenses for the three months ended March 31, 2024 were $7.2 million as compared to $7.1 million for the three months ended March 31, 2023, representing an increase of $0.1 million. The increase was primarily a result of an increase in labor and employee related expenses of $0.6 million, partially offset by decreases in stock-based compensation of $0.3 million and other expenses of $0.2 million.
Interest expense for the three months ended March 31, 2024 was $8.6 million as compared to $8.9 million for the three months ended March 31, 2023, representing a decrease of $0.3 million primarily due to reduced debt balances during 2024.
Gain on extinguishment of debt for the three months ended March 31, 2024 was $38.1 million. The gain relates to the derecognition of notes payable and liabilities as a result of the Protective Life Loan Purchase. Gain on extinguishment of debt for the three months ended March 31, 2023 was $36.3 million and related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt.
Other expense for the three months ended March 31, 2024 was $0.5 million as compared to other income of $0.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, other expense is primarily related to transaction costs incurred as a result of the Ally Term Loan expansion and the Protective Life Loan Purchase.
Liquidity and Capital Resources
In addition to $24.2 million of unrestricted cash balances on hand as of March 31, 2024, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from equity offerings, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. During 2023, we entered into loan modifications with Fannie Mae, an amendment with Ally Bank, including a revised Limited Payment Guaranty, and an Equity Commitment with Conversant. During the first quarter of 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 shares of our common stock to several of our shareholders for gross cash proceeds of approximately $47.8 million, which enabled us to purchase all of the Company’s debt then outstanding with Protective Life at a substantial discount, as well as fund future working capital and growth initiatives. Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. See “Note 6–Notes Payable,” “Note 7–Securities Financing,” and “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
In February 2024, in order to comply with Ally term loan requirements, the Company expanded its SOFR-based interest rate cap for an aggregate notional amount of $24.8 million at a cost of $0.6 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. As of December 31, 2023, the entire balance of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in interest rates.
During 2023, the Company's liquidity conditions, including operating losses and net working capital deficit, raised substantial doubt about the Company's ability to continue as a going concern. As a result of increases in occupancy, increases in rental rates and completion of the 2024 Private Placement and Protective Life Loan Purchase, the Company has substantially improved its liquidity position. In addition, net proceeds of $10.3 million was raised in April 2024 through our ATM Sales Agreement. These transactions have increased cash on hand significantly. Based on these events, the Company concluded it has adequate cash to meet its obligations as they become due for the 12-month period following the date the March 31, 2024 financial statements are issued.
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancings, purchases and sales of assets, equity offerings and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short- and long-term capital requirements.
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. The Company’s actual liquidity and capital funding requirements depend on numerous factors, including its operating results, its capital expenditures for community investment, and general economic conditions, as well as other factors described in “Item 1A. Risk Factors” of our 2023 Annual Report on Form 10-K filed with the SEC on March 27, 2024.
In summary, the Company’s cash flows were as follows (in thousands):

	Three months ended March 31,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$(4,105)	$3,249	$(7,354)
Net cash used in investing activities	(5,131)	(5,086)	(45)
Net cash provided by (used in) financing activities	29,149	(3,759)	32,908
Increase (decrease) in cash and cash equivalents and restricted cash	$19,913	$(5,596)	$25,509
Operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was $4.1 million as compared to net cash provided by operating activities of $3.2 million for the three months ended March 31, 2023. The change of $7.4 million is primarily due to the settlement of accounts payable and accrued expenses from the proceeds of the 2024 Private Placement, and to a lesser extent, timing of accounts receivable collections during the three months ended March 31, 2024.
Investing activities
Net cash used in investing activities was $5.1 million in the three months ended March 31, 2024 primarily results from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $5.7 million, offset by $0.6 million from the proceeds from the sale of an unencumbered land parcel in January 2024. Net cash used in investing activities of $5.1 million for the three months ended March 31, 2023 is primarily the result of ongoing capital improvements and refurbishments at the Company’s senior housing communities of $5.4 million, partially offset by $0.3 million from the proceeds from the sale of an unencumbered land parcel in March 2023.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $29.1 million primarily due to net proceeds from the issuance of common stock of $47.6 million and proceeds of $24.8 million from notes payable, partially offset by repayments of notes payable of $42.0 million. The net cash used in financing activities for the three months ended March 31, 2023 was $3.8 million primarily due to repayments of notes payable.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described in our Annual Report on Form 10-K, which was filed with the SEC on March 27, 2024, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of March 31, 2024, as disclosed above.
We have developed and initiated a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. Based on the current remediation plan, we expect to have implemented the remediation process, including developing and maintaining appropriate management review and process level controls, by the end of the fourth quarter of 2024. Control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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
Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2024				6,570,222
February 1 – February 29, 2024				6,570,222
March 1 – March 31, 2024				6,570,222
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

On January 22, 2009, the Company’s Board approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. On January 14, 2016, the Company announced that its Board approved a continuation of the share repurchase program. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been acquired by the Company under this program were purchased in open-market transactions. The Company may evaluate whether to acquire additional shares of common stock under this program at its discretion and subject to applicable laws and regulations.
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

3.1.6
Sixth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Sonida Senior Living, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 22, 2024.)

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

3.2.2
Second Amendment to the Second Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 27, 2024.)

3.3
Certificate of Designation, Rights and Privileges of Series A Convertible Preferred Stock, par value $0.01, of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.1
At-The-Market Issuance Sales Agreement, dated April 1, 2024, by and between Sonida Senior Living, Inc. and Mizuho Securities USA LLC. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2024.)

10.2
Securities Purchase Agreement, dated as of February 1, 2024, by and between Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Silk Partners, LP, PF Investors, LLC, Solas Capital Partners, LP, Solas Capital Partners II, LP, Blackwell Partners LLC - Series A, and Paul J. Isaac. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 6, 2024.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 10, 2024

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2024