Form 10-Q
period 2024-06-30
SONIDA SENIOR LIVING, INC.
filed 2024-08-12
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 8, 2024, the Registrant had 14,240,746 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended June 30, 2024

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
•the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all, including the possibility that the expected benefits and our projections related to such acquisitions may not materialize as expected;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,491	$4,082
Restricted cash	14,292	13,668
Accounts receivable, net	9,145	8,017
Prepaid expenses and other assets	5,231	4,475
Derivative assets	2,071	2,103
Total current assets	40,230	32,345
Property and equipment, net	587,516	588,179
Investment in unconsolidated entity	22,307	—
Other assets, net	2,194	936
Total assets	$652,247	$621,460
Liabilities and Equity
Current liabilities:
Accounts payable	$8,951	$11,375
Accrued expenses	37,324	42,388
Current portion of notes payable, net of deferred loan costs	2,235	42,323
Deferred income	4,356	4,041
Federal and state income taxes payable	93	215
Other current liabilities	599	519
Total current liabilities	53,558	100,861
Notes payable, net of deferred loan costs and current portion	581,520	587,099
Other long-term liabilities	31	49
Total liabilities	635,109	688,009
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of June 30, 2024 and December 31, 2023	51,248	48,542
Shareholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of June 30, 2024 and December 31, 2023; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 and 15,000 as of June 30, 2024 and December 31, 2023, respectively; 14,190 and 8,178 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	142	82
Additional paid-in capital	366,710	302,992
Retained deficit	(400,962)	(418,165)
Total shareholders’ deficit	(34,110)	(115,091)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$652,247	$621,460
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Resident revenue	$63,108	$56,960	$123,845	$113,566
Management fees	720	531	1,314	1,036
Managed community reimbursement revenue	6,379	5,363	12,486	10,325
Total revenues	70,207	62,854	137,645	124,927
Expenses:
Operating expense	45,981	44,662	92,298	88,470
General and administrative expense	9,178	6,574	16,389	13,637
Depreciation and amortization expense	10,067	9,927	20,002	19,808
Managed community reimbursement expense	6,379	5,363	12,486	10,325
Total expenses	71,605	66,526	141,175	132,240
Other income (expense):
Interest income	387	188	526	382
Interest expense	(8,964)	(8,558)	(17,555)	(17,425)
Gain on extinguishment of debt, net	—	—	38,148	36,339
Loss from equity method investment	(35)	—	(35)	—
Other income (expense), net	253	(117)	(226)	72
Income (loss) before provision for income taxes	(9,757)	(12,159)	17,328	12,055
Provision for income taxes	(59)	(53)	(125)	(122)
Net income (loss)	(9,816)	(12,212)	17,203	11,933
Undeclared dividends on Series A convertible preferred stock	(1,372)	(1,230)	(2,707)	(2,428)
Undistributed net income allocated to participating securities	—	—	(1,425)	(1,419)
Net income (loss) attributable to common stockholders	$(11,188)	$(13,442)	$13,071	$8,086

Weighted average common shares outstanding — basic	13,014	6,381	11,438	6,374
Weighted average common shares outstanding — diluted	13,014	6,381	12,143	6,856

Basic net income (loss) per common share	$(0.86)	$(2.11)	$1.14	$1.27
Diluted net income (loss) per common share	$(0.86)	$(2.11)	$1.08	$1.18

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$(101,714)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,198)	—	(1,198)
Stock-based plan activity	272	2	(17)	—	(15)
Non-cash stock-based compensation	—	—	902	—	902
Net income	—	—	—	24,145	24,145
Balance as of March 31, 2023	6,942	69	294,964	(372,913)	(77,880)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,230)	—	(1,230)
Issuance of common stock, net of issuance costs	68	1	(1)	—	—
Stock-based plan activity	168	2	(14)	—	(12)
Non-cash stock-based compensation	—	—	601	—	601
Net loss	—	—	—	(12,212)	(12,212)
Balance as of June 30, 2023	7,178	$72	$294,320	$(385,125)	$(90,733)

	Common Stock		Additional Paid-In Capital	Retained Deficit
	Shares	Amount			Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$(115,091)
Issuance of common stock, net of issuance costs	5,026	50	47,591	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	(213)
Non-cash stock-based compensation	—	—	575	—	575
Net income	—	—	—	27,019	27,019
Balance as of March 31, 2024	13,197	132	349,610	(391,146)	(41,404)
Issuance of common stock, net of issuance costs	616	6	17,432	—	17,438
Undeclared dividends on Series A convertible preferred stock	—	—	(1,372)	—	(1,372)
Stock-based plan activity	377	4	(171)	—	(167)
Non-cash stock-based compensation	—	—	1,211	—	1,211
Net loss	—	—	—	(9,816)	(9,816)
Balance as of June 30, 2024	14,190	$142	$366,710	$(400,962)	$(34,110)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,203	$11,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,002	19,808
Amortization of deferred loan costs	722	788
Gain on sale of assets, net	(192)	(251)
Loss on derivative instruments, net	1,606	1,103
Gain on extinguishment of debt	(38,148)	(36,339)
Loss from equity method investment	35	—
Provision for bad debt	881	334
Non-cash stock-based compensation expense	1,786	1,503
Other non-cash items	(3)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,008)	(1,807)
Prepaid expenses and other assets	(756)	1,316
Other assets, net	(199)	294
Accounts payable and accrued expense	(2,791)	6,100
Federal and state income taxes payable	(122)	61
Deferred income	315	723
Other current liabilities	45	(28)
Net cash provided by (used in) operating activities	(1,624)	5,537
Cash flows from investing activities:
Acquisition of unconsolidated entities	(22,342)	—
Community acquisition	(11,105)	—
Capital expenditures	(9,899)	(9,698)
Proceeds from sale of assets	631	343
Net cash used in investing activities	(42,715)	(9,355)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,079	—
Proceeds from notes payable	36,648	—
Repayments of notes payable	(48,475)	(5,893)
Purchase of interest rate cap	(1,851)	—
Deferred loan costs paid	(633)	(327)
Other financing costs	(396)	(84)
Net cash provided by (used in) financing activities	50,372	(6,304)
Increase (decrease) in cash and cash equivalents and restricted cash	6,033	(10,122)
Cash, cash equivalents, and restricted cash at beginning of period	17,750	30,742
Cash, cash equivalents, and restricted cash at end of period	$23,783	$20,620

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14,016	$14,459
Income taxes paid (refunds received), net	$237	$76
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$2,707	$2,428
Non-cash additions of property and equipment	$1,831	$1,788
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of June 30, 2024, the Company operated 78 senior housing communities in 19 states with an aggregate capacity of approximately 8,700 residents1, including 66 owned senior housing communities (4 through a joint venture investment in an unconsolidated entity) and 12 communities that the Company third-party manages.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of June 30, 2024, the Company has a joint venture, Stone JV LLC (“Stone”) that is treated as an unconsolidated entity. See “Note 3–Acquisition and Investments.” The Company does not have any VIEs that are consolidated.

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2024 and December 31, 2023, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2024 and 2023.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our June 30, 2024 presentation. The condensed consolidated statements of operations for the six months ended June 30, 2023 include the reclassification of “gain on sale of assets” to “other income (expense), net.”
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for uncollectible accounts receivable; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; self-insurance liabilities and expense; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions, fair values of our equity method investments; and depreciation and amortization including determination of estimated useful lives. Actual results could differ from those estimates.

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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,491	$4,082
Restricted cash:
Property tax and insurance reserves	4,757	7,237
Lender reserves	5,831	3,329
Capital expenditures reserves	3,470	2,060
Escrow deposit	—	1,000
Deposits pursuant to outstanding letters of credit	42	42
Other reserves	192	—
Total restricted cash	14,292	13,668
Total cash, cash equivalents, and restricted cash	$23,783	$17,750
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the six months ended June 30, 2024 and 2023.
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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. See “Note 4–Property and Equipment, net.”
Investment in Unconsolidated Entities
The Company reports investments in unconsolidated entities that it has the ability to exercise significant influence under the equity method of accounting. The initial carrying amount of investments in unconsolidated entities is based on the amount paid to purchase the investment. The Company's reported share of earnings from an unconsolidated entity is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the investment’s underlying assets. Distributions received from an investee are recognized as a reduction in the carrying amount of the investment.

The Company evaluates the realization of its investments in ventures accounted for using the equity method if circumstances indicate that the Company's investments are other than temporarily impaired. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If the Company determines that an equity method investment is other than temporarily impaired, it is recorded at its fair value with an impairment charge recognized in asset impairment expense for the difference between its carrying amount and fair value.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.4 million and $4.0 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Revenues from the Medicaid program accounted for 11.1% and 9.4% of the Company’s revenue for the three months ended June 30, 2024 and 2023, respectively. Revenues from the Medicaid program accounted for approximately 11.3% and 9.4% of the Company’s revenue for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, 22 and 23, respectively, of the Company’s communities were providers of services under the Medicaid program, and for the six months ended June 30, 2024 and 2023, 22 and 24, respectively, of the Company’s communities were providers of services under the Medicaid program. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program for the six months ended June 30, 2024 and 2023.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners and certain community investments under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. The Company’s estimate of the transaction price for management services also includes the amount of reimbursement due from the owners of the communities for services provided and related costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s condensed consolidated statements of operations. The related costs are included in “managed community reimbursement expense” on the Company’s condensed consolidated statements of operations. See “Note 8–Revenue.”
For the three and six months ended June 30, 2023, the Company received approximately $0.4 million and $2.4 million, respectively, in State Relief Funds. For the six months ended June 30, 2024, no State Relief Funds were received from the state departments. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The State Relief Funds were recorded as other operating revenue within “resident revenue” in the Company’s condensed statements of operations and notes thereto.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.1 million and $5.3 million as of June 30, 2024 and December 31, 2023, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which represented approximately 23%, 18%, 21% and 10%, respectively, of our resident revenues for the three months ended June 30, 2024 and approximately 23%, 18%, 20% and 10%, respectively, of our resident revenues for the six months ended June 30, 2024.
We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which represented approximately 23%, 18%, 20% and 11%, respectively, of our resident revenues for the three months ended June 30, 2023, and approximately 24%, 18%, 20% and 10%, respectively, of our resident revenues for the six months ended June 30, 2023.
Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of June 30, 2024. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined. This liability is reflected as “Accrued expenses” in our condensed consolidated balance sheet.
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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. The company has a full valuation allowance on Deferred Tax Assets. However, in the event that the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had employees and were affected by the COVID-19 pandemic. We have not received any funds from the ERC as of June 30, 2024.
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders, or Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (together, the “Conversant Preferred Investors”), of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with their common stock ownership as of June 30, 2024 and December 31, 2023, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of June 30, 2024 and December 31, 2023, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.

Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. See “Note 7–Securities Financing.”

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of June 30, 2024 and December 31, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”
Net Income Per Common Share
The Company uses the two-class method to compute net income per common share because the Company has issued securities (Series A Preferred Stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and participating securities, including Series A Preferred Stock (on an if-converted basis) to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities, including Series A Preferred Stock, have no obligation to fund losses.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November of 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within the Company's condensed consolidated financial statements.
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

3. Acquisition and Investments
Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. In May 2024, the Company closed on the acquisition and entered into a mortgage loan totaling $9.4 million. The Company purchased a Secured Overnight Financing Rate- (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 6–Notes Payable” and “Note 13–Fair Value Measurements.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Other assets, net” for in-place leases; and $54 thousand in “Other liabilities” for below market leases for this acquisition in our condensed consolidated balance sheet.

Investment in Stone Unconsolidated Entities
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC (“Stone”) for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, Stone purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the newly formed venture and owns 66.67% of the entity as of June 30, 2024. Sonida owns a 33.33% noncontrolling interest in the new venture as of June 30, 2024, which was acquired through cash contributions in connection with the closing. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone joint venture under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the joint venture was $22.3 million, which is included in equity method investment on the accompanying condensed consolidated balance sheet as of June 30, 2024.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the three and six months ended June 30, 2024, there were no impairments.

4. Property and Equipment, net
As of June 30, 2024 and December 31, 2023, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	June 30, 2024	December 31, 2023
Land		$47,311	$47,173
Land improvements	5 to 20 years	21,199	20,487
Buildings and building improvements	10 to 40 years	859,887	845,873
Furniture and equipment	5 to 10 years	60,251	58,443
Automobiles	5 to 7 years	2,712	2,687
Assets under financing leases and leasehold improvements (1)		4,330	2,766
Construction in progress		990	259
Total property and equipment		$996,680	$977,688
Less accumulated depreciation and amortization		(409,164)	(389,509)
Total property and equipment, net		$587,516	$588,179
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million and $0.1 million of financing lease right-of-use assets as of June 30, 2024 and December 31, 2023, respectively.

There were no impairments on long-lived assets for the three and six months ended June 30, 2024 and 2023.

5. Accrued Expenses
The following is a summary of accrued expenses as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$15,303	$15,639
Accrued interest (1)	10,085	11,316
Accrued taxes	5,781	7,614
Accrued professional fees	3,058	5,022
Accrued other expenses	3,097	2,797
Total accrued expenses	$37,324	$42,388
__________
(1) Includes deferred interest of $6.4 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively, in consideration of the Fannie Mae Loan Modification (as defined below).

6. Notes Payable
Notes payable consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	June 30, 2024	December 31, 2023
Fixed rate mortgage notes payable	4.6%	2025 to 2045	$412,943	$492,998
Variable rate mortgage notes payable (1)	6.3%	2026 to 2029	171,531	137,320
Notes payable - insurance	6.8%	2024 to 2025	2,514	1,846
Notes payable - other	8.5%	2024	810	1,619
Notes payable			$587,798	$633,783
Deferred loan costs, net			4,043	4,361
Total notes payable, net of deferred loan costs			$583,755	$629,422
Current portion of notes payable			2,235	42,323
Long-term notes payable, net			$581,520	$587,099
_____________
(1) See “Note 13–Fair Value Measurements” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our notes payable as of June 30, 2024 (in thousands):

Principal payments due in:(2)
2024	$2,881
2025	42,869
2026	334,798
2027	3,244
2028	3,395
Thereafter	200,611
Total notes payable, excluding deferred loan costs	$587,798
_____________
(2) Includes the impact of the Texas Loan Modification (as defined and described in Note 15–Subsequent Events.)
As of June 30, 2024, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes are based on the SOFR plus an applicable margin. As of June 30, 2024, the one-month SOFR was 5.3% and the applicable margins were either 2.14% or 3.50%.

As of June 30, 2024, we had property and equipment with a net carrying value of $571.0 million that is secured by outstanding notes payable.
2024 Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, see “Note 7–Securities Financing.” The 2024 Loan Purchase and Ally financing closed on February 2, 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.

Macedonia Loan
In connection with the Macedonia community acquisition in May 2024, the Company entered into a $9.4 million mortgage with a new lender. The mortgage has a 60-month term and a variable interest rate equal to 1-month term SOFR + 2.00%. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.

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
•The monthly interest rate was reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”). The reduced interest rates expired on June 1, 2024.
•A second and final principal payment of $5.0 million was due in June 2024, the one-year anniversary of the Fannie Forbearance Effective Date, which the Company made on June 3, 2024.
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company was required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow was deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company was able to draw down such amounts on qualifying projects as the capital expenditures were incurred.
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

2024 Ally Loan Amendments
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. In addition, the term loan principal reserve was increased by an average of $36,000 per month and the Company made a one-time payment to the debt service reserve of $0.4 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5% of the outstanding principal balance, respectively. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 should be applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally granted the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the liquid assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new liquid assets threshold of $7.0 million became effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
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

Notes Payable - Insurance
During the year ended December 31, 2023, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.3 million. In June 2024, the Company entered into a financing agreement totaling approximately $2.4 million with a fixed interest rate of 6.85%. As of June 30, 2024, the Company had finance agreements totaling $2.5 million, with a fixed interest rates ranging from 6.25% to 6.85%, and a weighted average rate of 6.77%, with principal amounts being fully repaid over ten-month terms.
Other Debt Transactions
The Company had notes payable related to rent payments due to Healthpeak as of June 30, 2024 and December 31, 2023 of $0.8 million and $1.6 million, respectively. In November 2023, the Company modified its payment terms on the Healthpeak note payable to include four consecutive quarterly installments beginning in January 2024.
Debt Covenant Compliance
The Company was in compliance with its debt covenants related to its outstanding indebtedness as of June 30, 2024.
7. Securities Financing
Increase in Authorized Shares of Common Stock
On March 21, 2024, following receipt of stockholder approval at the Special Meeting of the Company’s stockholders held on March 21, 2024, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 15,000,000 shares to 30,000,000 shares. The charter amendment became effective upon filing.
At-the-Market Equity Offerings
On April 1, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, who is acting as the sole sales agent (the “Agent”). Pursuant to the ATM Sales Agreement, the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million (the “Shares”) through the Agent. Sales of the Shares made pursuant to the ATM Sales Agreement, if any, will be made under the Company’s Registration Statement on Form S-3 filed with the SEC on May 1, 2023 (File No. 333-271545), which includes a base prospectus and was declared effective on May 9, 2023 (the “Registration Statement”), and the prospectus supplement dated April 1, 2024 relating to the offering and filed with the SEC on April 1, 2024 (the “Prospectus Supplement”), in each case, as may be amended or supplemented from time to time.
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
On April 5, 2024, the Company sold 382,000 shares pursuant to the ATM Sales Agreement at $27.50 per share for net proceeds of $10.2 million, inclusive of $0.3 million in commissions paid to its Agent.
On May 14, 2024, the Company sold 234,375 shares pursuant to the ATM Sales Agreement at an average sales price of $32.00 per share for net proceeds of $7.2 million, inclusive of $0.3 million in commissions paid to its Agent. The Company cannot provide any assurances that it will issue any additional shares of common stock pursuant to the ATM Sales Agreement.
See “Note 15–Subsequent Events” for the Company’s ATM sales transaction completed on July 1, 2024 and subsequent equity issuances.
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

The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase. As of June 30, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, and Conversant Dallas Parkway (D) LP (together, “Conversant” or the “Conversant Investors”).
Series A Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2024 and June 30, 2024, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.3 million and $1.4 million, respectively was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. As of June 30, 2024, a total of $10.0 million has been added to the liquidation preference of the Series A Preferred Stock.

The following schedule summarizes our preferred stock as of June 30, 2024 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2023	41	$48,542
Undeclared dividends on Series A convertible preferred stock	—	1,335
Balance as of March 31, 2024	41	49,877
Undeclared dividends on Series A convertible preferred stock	—	1,371
Balance as of June 30, 2024	41	$51,248

Outstanding Warrants

In connection with certain financing transactions completed in November 2021, the Company, among other things, issued to the Conversant Investors 1,031,250 warrants each evidencing the right to purchase one share of common stock at a price per share of $40.00, subject to certain adjustments, and with an exercise expiration date of five years after the closing date of such financing transactions which is November 2026.
Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of June 30, 2024, the Company had $3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.

8. Revenue

Revenue for the three and six months ended June 30, 2024 and 2023 is comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Housing and support services	$62,361	$55,849	$122,345	$109,640
Community fees	484	447	943	927
Ancillary services	263	246	557	519
Other operating revenue (1)	—	418	—	2,480
Resident revenue	63,108	56,960	123,845	113,566
Management fees	720	531	1,314	1,036
Managed community reimbursement revenue	6,379	5,363	12,486	10,325
Total revenues	$70,207	$62,854	$137,645	$124,927
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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income per common share calculation:
Net income (loss)	$(9,816)	$(12,212)	$17,203	$11,933
Less: Undeclared dividends on Series A Preferred Stock	(1,372)	(1,230)	(2,707)	(2,428)
Less: Undistributed earnings allocated to participating securities	—	—	(1,425)	(1,419)
Net income attributable to common stockholders	$(11,188)	$(13,442)	$13,071	$8,086
Weighted average shares outstanding — basic	13,014	6,381	11,438	6,374
Basic net income (loss) per share	$(0.86)	$(2.11)	$1.14	$1.27

Diluted net income per common share calculation:
Net income (loss) attributable to common stockholders	$(11,188)	$(13,442)	$13,071	$8,086
Weighted average shares outstanding — diluted	13,014	6,381	12,143	6,856
Diluted net income (loss) per share	$(0.86)	$(2.11)	$1.08	$1.18

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	13,014	6,381	11,438	6,374
Dilutive effect of RSAs	—	—	623	452
Dilutive effect of RSUs	—	—	82	31
Weighted average shares outstanding — diluted	13,014	6,381	12,143	6,856

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2024	2023	2024	2023
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,264	1,134	1,247	1,119
Restricted stock awards	972	701	141	116
Stock options	10	10	10	10
Restricted stock units	2	—	1	—
Total	3,279	2,876	2,430	2,276
10. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $1.2 million and $0.6 million in stock-based compensation expense for the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recognized $1.8 million and $1.5 million in stock-based compensation expense for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, the Company has $12.6 million in unrecognized stock compensation expense.
11. Commitments and Contingencies
As of June 30, 2024, the Company had contractual commitments of $4.4 million related to future renovations and technology enhancements to its communities, which are expected to be substantially expended during 2024.
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

12. Related Party Transactions
Conversant
As of June 30, 2024, Conversant and its affiliates have a controlling interest in the Company.
During the six months ended June 30, 2024, the Conversant Investors purchased an additional 3,157,895 shares of common stock of the Company for $30.0 million. See “Note 7–Securities Financing.”
Stone Joint Venture
As of June 30, 2024, the Company operates the four communities owned by Stone JV LLC under a management agreement and also provides reporting services for the joint venture. See “Footnote 3–Acquisitions and Investments.”
13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize variable interest rates. As of June 30, 2024 and December 31, 2023, we had interest rate cap agreements with an aggregate notional value of $171.6 million and $138.4 million, respectively. The fair value of these derivative assets as of June 30, 2024 and December 31, 2023 was $2.3 million and $2.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,491	$9,491	$4,082	$4,082
Restricted cash	14,292	14,292	13,668	13,668
Notes payable, excluding deferred loan costs	$587,798	$523,406	$633,783	$597,266
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the six months ended June 30, 2024 and 2023.

14. Derivatives and Hedging
The Company uses derivatives as part of its overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
During April 2024, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $1.1 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable to Fannie Mae. The interest rate cap has 24-month term and effectively caps SOFR at 4.00%. The Company is funding an IRC reserve for a replacement IRC which is held by the lender. The IRC is not designated as a cash flow hedge under ASC 815-20, Derivatives – Hedging, and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.
In connection with the Macedonia loan, in May 2024 the Company entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with a new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%.
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
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$171,566	$2,348	$—	$—
Total derivatives, net	$171,566	$2,348	$—	$—

	December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$138,385	$2,103	$—	$—
Total derivatives, net	$138,385	$2,103	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(1,079)	$(531)	$(1,606)	$(1,122)

15. Subsequent Events
At-the-Market Equity Offerings
On July 1, 2024, the Company sold 51,127 shares pursuant to the ATM Sales Agreement at an average sales price of $27.50 per share for net proceeds of $1.4 million, inclusive of $35,000 in commissions paid to its Agent. The Company cannot provide any assurances that it will issue any additional shares of common stock pursuant to the ATM Sales Agreement.
Investment in Joint Venture
On July 1, 2024, the Company entered into a joint venture (“Palatine JV”) with affiliates of Palatine Capital Partners (“Palatine Investor”), which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JV acquired these communities with $12.5 million of cash and financing of $21.8 million of senior mortgage debt. The Company is a 51% owner in the joint venture and contributed $6.4 million in cash for the investment. The Company will manage the four communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee.
Registration Statement
On July 19, 2024, the Company filed a prospectus which is part of a registration statement that we filed with the Securities and Exchange Commission, or the (“SEC”), using a “shelf” registration process. Under the shelf registration process, we may sell any combination of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. The Company cannot provide any assurances that it will issue any securities pursuant to the registration statement.
Loan Modification
On August 5, 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification includes revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company is required to pay a total restructuring fee of $250,000 at the time of the Texas DPO. The Texas DPO amount of $18.5 million represents a discount of 36% on the total principal outstanding of $28.7 million on these two loans (as of July 31, 2024).
BMO Loan
On July 24, 2024, the Company entered into a loan agreement with BMO Bank N.A. in the amount of $8.7 million that is secured by two of the Company’s communities.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2024 and 2023, and (ii) liquidity and capital resources of the Company.
The Company is a leading owner, operator and investor of senior housing communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company generally provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of their resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care that may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of June 30, 2024, the Company operated 78 senior housing communities in 19 states with an aggregate capacity of approximately 8,700 residents, including 66 owned senior housing communities (4 through a joint venture) and 12 communities that the Company third-party manages.
Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the three months ended June 30, 2024, the Company generated resident revenue of $63.1 million compared to resident revenue of $57.0 million in the three months ended June 30, 2023, representing an increase of 10.7%. The increase in revenue was primarily due to increased occupancy and to a lesser extent, increased average rent rates, and one additional owned community that was acquired in May 2024. During the six months ended June 30, 2024, the Company generated resident revenue of $123.8 million compared to $113.6 million during the six months ended June 30, 2023, representing an increase of 9.0%. The increase in revenue was primarily due to increased occupancy and to a lesser extent, increased average rent rates and one additional owned community that was acquired in May 2024.
Weighted average occupancy for the three months ended June 30, 2024 and 2023 for the 61 same-store communities owned by the Company was 86.2% and 83.9%, respectively, reflecting continued occupancy growth. The average monthly rental rate for these communities for the three months ended June 30, 2024 was 8.4% higher as compared to the three months ended June 30, 2023.
Weighted average occupancy for the six months ended June 30, 2024 and 2023 for the 61 same-store communities owned by the Company was 86.0% and 83.9%, respectively, reflecting continued occupancy growth. The average monthly rental rate for the six months ended June 30, 2024 was 7.1% higher as compared to the six months ended June 30, 2023.

Management Services
The Company has property management agreements with a third-party owner and a joint venture pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. The Company managed twelve communities on behalf of the third-party owner during the six months ending June 30, 2024 and ten communities during the six months ending June 30, 2023. The Company managed four communities on behalf of a joint venture during the six months ending June 30, 2024 and none during the prior period.
Increase in Authorized Shares of Common Stock
In March 2024, following receipt of stockholder approval at the Special Meeting of the Company’s stockholders, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 15,000,000 shares to 30,000,000 shares (the “Stockholder Approval”). The charter amendment became effective upon filing.
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
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for a total of $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for a total of $15.9 million. The second tranche occurred following receipt of the Stockholder Approval. The Company used a portion of the proceeds from the first tranche to fund a portion of the cash purchase price for the 2024 Loan Purchase. The Company used the remaining proceeds for ongoing working capital, continued investments in community improvements, acquisitions of new communities, broader community programming and general corporate purposes. As of June 30, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, and Conversant Dallas Parkway (D) LP (together, “Conversant” or the “Conversant Investors”).
Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. In May 2024, the Company closed on the acquisition and entered into a mortgage loan totaling $9.4 million. The Company purchased a Secured Overnight Financing Rate- (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 6–Notes Payable” and “Note 13–Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements.
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Other assets, net” for in-place leases; and $54 thousand in “Other liabilities” for below market leases for this acquisition in our condensed consolidated balance sheet.
Investment in Stone Unconsolidated Entities
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC (“Stone”) for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, Stone purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the newly formed venture and owns 66.67% of the entity as of June 30, 2024. Sonida owns a 33.33% noncontrolling interest of the new venture as of June 30, 2024, which was acquired through cash contributions in conjunction with the closing. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. Sonida’s investment in the venture is accounted for under the equity method of accounting.

The Company has evaluated its investment in the Stone joint venture under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the joint venture was $22.3 million, which is included in equity method investments on the accompanying condensed consolidated balance sheet as of June 30, 2024.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the three and six months ended June 30, 2024, there were no impairments.
2024 Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, see “Note 7–Securities Financing” in the Notes to Condensed Consolidated Financial Statements. The 2024 Loan Purchase and Ally financing closed on February 2, 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.
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
•The monthly interest rate was reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred (the “Fannie Interest Abatement Period”). The reduced interest rates expired on June 1, 2024.
•A second and final principal payment of $5.0 million was due in June 2024, the one-year anniversary of the Fannie Forbearance Effective Date, which the Company made on June 3, 2024.
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company was required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow was deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company was able to draw down such amounts on qualifying projects as the capital expenditures were incurred.
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
2024 Ally Loan Amendments
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. The Ally Fourth Amendment avails the Company to a $10 million delayed draw upon the achievement of certain financial covenants. Ally Bank retained $76.2 million of the initial term loan and $6.7 million of the delayed draw for a total of $82.9 million while Cross River Bank obtained $36.7 million of the initial term loan and $3.3 million of the delayed draw loan for a total of $40 million. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5% of the outstanding principal balance, respectively. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 should be applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term.
2023 Ally Loan Amendment
On June 29, 2023, and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally granted the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the liquid assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new liquid assets threshold of $7.0 million became effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
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
•During the Waiver period, Ally will collect the equivalent of the monthly Ally Term Loan principal payment (as provided for in the Ally Term Loan Agreement) of approximately $117,000 through an Ally controlled escrow

(“Waiver Principal Reserve Account”). Per the Fourth Ally Amendment and the expansion of our loan by $24.8 million, this escrow has increased by an average of $36,000 a month.
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
Macedonia Loan
In connection with the Macedonia community acquisition in May 2024, the Company entered into a $9.4 million mortgage with a new lender. The mortgage has a 60-month term and a variable interest rate equal to 1-month term SOFR + 2.00%. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Loan Modification
On August 5, 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification includes revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company is required to pay a total restructure fee of $250,000 at the time of the Texas DPO. The Texas DPO amount of $18.5 million represents a discount of 36% on the total principal outstanding of $28.7 million on these two loans (as of July 31, 2024).

Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of June 30, 2024, the Company had $3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.
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

Recent Accounting Guidance Adopted
See “Note 2–Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended June 30, 2024 as compared to three months ended June 30, 2023
Revenues
Resident revenue for the three months ended June 30, 2024 was $63.1 million as compared to $57.0 million for the three months ended June 30, 2023, representing an increase of $6.1 million, or 10.7%. The increase in revenue was primarily due to increased occupancy and to a lesser extent, increased average rent rates, and one additional owned community that was acquired in May 2024. For the three months ended June 30, 2023, the Company received approximately $0.4 million in various relief funds received from state departments due to financial distress impacts of COVID-19 (“State Relief Funds”). For the three months ended June 30, 2024, the Company received no State Relief Funds.
Managed community reimbursement revenue for the three months ended June 30, 2024 was $6.4 million as compared to $5.4 million for the three months ended June 30, 2023, representing an increase of $1.0 million or 18.5%. The increase was primarily a result of managing more communities in the three months ended June 30, 2024 compared to the prior period.
Expenses
Operating expenses for the three months ended June 30, 2024 were $46.0 million as compared to $44.7 million for the three months ended June 30, 2023, representing an increase of $1.3 million, or 2.9%. In our consolidated community portfolio, the labor component of our operating expense increased approximately $1.2 million period-over-period. The additional increase of $0.1 million relates to other expenses.
General and administrative expenses for the three months ended June 30, 2024 were $9.2 million as compared to $6.6 million for the three months ended June 30, 2023, representing an increase of $2.6 million. The increase was primarily a result of an increase in labor and employee related expenses of $1.0 million, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in transaction costs, and a net increase in other expenses of $0.6 million.
Managed community reimbursement expense for the three months ended June 30, 2024 was $6.4 million as compared to $5.4 million for the three months ended June 30, 2023, representing an increase of $1.0 million or 18.5%. The increase was primarily a result of managing more communities in the three months ended June 30, 2024 compared to the prior period.
Interest expense for the three months ended June 30, 2024 was $9.0 million as compared to $8.6 million for the three months ended June 30, 2023, representing an increase of $0.4 million primarily due to the change in fair value of our IRC and the ending of the Fannie Interest Abatement Period ending on May 31, 2024.
Six months ended June 30, 2024 as compared to six months ended June 30, 2023
Revenues
Resident revenue for the six months ended June 30, 2024 was $123.8 million as compared to $113.6 million for the six months ended June 30, 2023, representing an increase of $10.2 million, or 9.0%. The increase in revenue was primarily due to increased occupancy and to a lesser extent, increased average rent rates, and one additional owned community that was acquired in May 2024. For the six months ended June 30, 2023, the Company received $2.4 million in State Relief Funds. For the six months ended June 30, 2024, the Company received no State Relief Funds.
Managed community reimbursement revenue for the six months ended June 30, 2024 was $12.5 million as compared to $10.3 million for the six months ended June 30, 2023, an increase of $2.2 million or 21.4%. The increase was primarily a result of managing more communities in the six months ended June 30, 2024 as compared to the prior period.

Expenses
Operating expenses for the six months ended June 30, 2024 were $92.3 million as compared to $88.5 million for the six months ended June 30, 2023, representing an increase of $3.8 million, or 4.3%. The increase is primarily attributable to the increase in labor over this period.
General and administrative expenses for the six months ended June 30, 2024 were $16.4 million as compared to $13.6 million for the six months ended June 30, 2023, representing an increase of $2.8 million. The increase was primarily a result of an increase in labor and employee related expenses of $1.6 million, an increase in stock-based compensation of $0.3 million, an increase in transaction costs of $0.3 million, and a net increase in other expenses of $0.6 million.
Managed community reimbursement expense for the six months ended June 30, 2024 was $12.5 million as compared to $10.3 million for the six months ended June 30, 2023, an increase of $2.2 million or 21.4%. The increase was primarily a result of managing more communities in the six months ended June 30, 2024 as compared to the prior period.
Interest expense for the six months ended June 30, 2024 was $17.6 million as compared to $17.4 million for the six months ended June 30, 2023, representing an increase of $0.2 million primarily due to the change in fair value of our IRC.
Gain on extinguishment of debt for the six months ended June 30, 2024 was $38.1 million. The gain relates to the derecognition of notes payable and liabilities as a result of the 2024 Loan Purchase from one of our lenders. Gain on extinguishment of debt for the six months ended June 30, 2023 was $36.3 million and related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt.
Liquidity and Capital Resources
In addition to $9.5 million of unrestricted cash as of June 30, 2024, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from equity offerings, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. During 2023, we entered into loan modifications with Fannie Mae, an amendment with Ally Bank, including a revised Limited Payment Guaranty, and an Equity Commitment with Conversant. During the first quarter of 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5.0 million shares of our common stock to several of our shareholders for gross cash proceeds of $47.8 million, which enabled us to purchase all of the Company’s debt then outstanding with a certain lender at a substantial discount, as well as fund future working capital and growth initiatives. Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000. As of June 30, 2024, the Company has received $17.4 million net proceeds from the ATM sales. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. See “Note 6–Notes Payable,” “Note 7–Securities Financing,” and “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
In February 2024, in order to comply with Ally term loan requirements, the Company expanded its SOFR-based interest rate cap for an aggregate notional amount of $24.8 million at a cost of $0.6 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. As of June 30, 2024, the entire balance of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in interest rates.
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

In summary, the Company’s cash flows were as follows (in thousands):

	Six months ended June 30,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$(1,624)	$5,537	$(7,161)
Net cash used in investing activities	(42,715)	(9,355)	(33,360)
Net cash provided by (used in) financing activities	50,372	(6,304)	56,676
Increase (decrease) in cash and cash equivalents and restricted cash	$6,033	$(10,122)	$16,155
Operating activities
Net cash used in operating activities for the six months ended June 30, 2024 was $1.6 million as compared to net cash provided by operating activities of $5.5 million for the six months ended June 30, 2023. The change of $7.2 million is primarily due to the settlement of accounts payable and accrued expenses, and to a lesser extent, timing of accounts receivable collections during the six months ended June 30, 2024. Additionally, we received grants of $2.4 million in the six months ended June 30, 2023 from state departments due to financial distress impacts of COVID-19.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was $42.7 million primarily due to the acquisition of a new community of $11.1 million and acquisition of unconsolidated entities of $22.3 million, ongoing capital improvements combined with refurbishments at the Company’s senior housing communities of $9.9 million, partially offset by $0.6 million from the proceeds from the sale of an unencumbered land parcel in January 2024. Net cash used in investing activities of $9.4 million for the six months ended June 30, 2023 is primarily the result of ongoing capital improvements and refurbishments at the Company’s senior housing communities of $9.7 million, partially offset by $0.3 million from the proceeds from the sale of an unencumbered land parcel in March 2023.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $50.4 million primarily due to net proceeds from the issuance of common stock of $65.1 million and proceeds of $36.6 million from notes payable, partially offset by repayments of notes payable of $48.5 million and purchases of derivative assets of $1.9 million. The net cash used in financing activities for the six months ended June 30, 2023 was $6.3 million primarily due to repayments of notes payable.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan
As disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of June 30, 2024, as disclosed above.
We have developed and initiated a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. Our control weaknesses will not be considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2024				6,570,222
May 1 – May 31, 2024				6,570,222
June 1 – June 30, 2024				6,570,222
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

10.3
Amendment No. 4 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 12, 2024

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 12, 2024