Form 10-Q
period 2024-09-30
SONIDA SENIOR LIVING, INC.
filed 2024-11-13
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 11, 2024, the Registrant had 19,070,000 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended September 30, 2024

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$24,938	$4,082
Restricted cash	18,850	13,668
Accounts receivable, net	12,677	8,017
Prepaid expenses and other assets	4,743	4,475
Derivative assets	701	2,103
Acquisition deposit	102,461	—
Total current assets	164,370	32,345
Property and equipment, net	611,911	588,179
Investment in unconsolidated entity	11,868	—
Other assets, net	8,086	936
Total assets	$796,235	$621,460
Liabilities:
Current liabilities
Accounts payable	$6,098	$11,375
Accrued expenses	44,791	42,388
Current portion of notes payable, net of deferred loan costs	14,119	42,323
Deferred income	4,294	4,041
Federal and state income taxes payable	161	215
Other current liabilities	826	519
Total current liabilities	70,289	100,861
Notes payable, net of deferred loan costs and current portion	589,975	587,099
Other long-term liabilities	23	49
Total liabilities	660,287	688,009
Commitments and contingencies (Note 11)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of September 30, 2024 and December 31, 2023	51,248	48,542
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of September 30, 2024 and December 31, 2023; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 and 15,000 as of September 30, 2024 and December 31, 2023, respectively; 19,070 and 8,178 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	191	82
Additional paid-in capital	492,072	302,992
Retained deficit	(414,720)	(418,165)
Total Sonida shareholders’ equity (deficit)	77,543	(115,091)
Noncontrolling interest:	$7,157	$—
Total equity (deficit)	$84,700	$(115,091)
Total liabilities, redeemable preferred stock and equity (deficit)	$796,235	$621,460
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Resident revenue	$66,951	$59,117	$190,796	$172,683
Management fees	1,151	569	2,465	1,605
Managed community reimbursement revenue	6,648	4,989	19,134	15,314
Total revenues	74,750	64,675	212,395	189,602
Expenses:
Operating expense	50,492	44,486	142,790	132,956
General and administrative expense	11,793	8,615	28,182	22,252
Depreciation and amortization expense	10,729	9,943	30,731	29,751
Long-lived asset impairment	—	5,965	—	5,965
Managed community reimbursement expense	6,648	4,989	19,134	15,314
Total expenses	79,662	73,998	220,837	206,238
Other income (expense):
Interest income	853	139	1,379	521
Interest expense	(9,839)	(9,020)	(27,394)	(26,445)
Gain on extinguishment of debt, net	—	—	38,148	36,339
Loss from equity method investment	(146)	—	(181)	—
Other expense, net	(153)	(124)	(379)	(52)
Income (loss) before provision for income taxes	(14,197)	(18,328)	3,131	(6,273)
Provision for income taxes	(68)	(83)	(193)	(205)
Net income (loss)	(14,265)	(18,411)	2,938	(6,478)
Less: Net loss attributable to noncontrolling interests	507	—	507	—
Net income (loss) attributable to Sonida shareholders	(13,758)	(18,411)	3,445	(6,478)

Dividends on Series A convertible preferred stock	(1,409)	—	(1,409)	—
Undeclared dividends on Series A convertible preferred stock	—	(1,265)	(2,707)	(3,693)
Net loss attributable to common stockholders	$(15,167)	$(19,676)	$(671)	$(10,171)

Weighted average common shares outstanding — basic	15,456	7,050	12,787	6,602
Weighted average common shares outstanding — diluted	15,456	7,050	12,787	6,602

Basic net loss per common share	$(0.98)	$(2.79)	$(0.05)	$(1.54)
Diluted net loss per common share	$(0.98)	$(2.79)	$(0.05)	$(1.54)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$—	$(101,714)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,198)	—	—	(1,198)
Stock-based plan activity	272	2	(17)	—	—	(15)
Non-cash stock-based compensation	—	—	902	—	—	902
Net income	—	—	—	24,145	—	24,145
Balance as of March 31, 2023	6,942	69	294,964	(372,913)	—	(77,880)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,230)	—	—	(1,230)
Issuance of common stock, net of issuance costs	68	1	(1)	—	—	—
Stock-based plan activity	168	2	(14)	—	—	(12)
Non-cash stock-based compensation	—	—	601	—	—	601
Net loss	—	—	—	(12,212)	—	(12,212)
Balance as of June 30, 2023	7,178	72	294,320	(385,125)	$—	(90,733)
Undeclared dividends on Series A convertible preferred stock	—	—	(1,265)	—	—	(1,265)
Issuance of common stock, net of issuance costs	600	6	5,994	—	—	6,000
Non-cash stock-based compensation	—	—	641	—	—	641
Net loss	—	—	—	(18,411)	—	(18,411)
Balance at September 30, 2023	7,778	$78	$299,690	$(403,536)	$—	$(103,768)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of common stock, net of issuance costs	5,026	50	47,591	—	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	—	(213)
Non-cash stock-based compensation	—	—	575	—	—	575
Net income	—	—	—	27,019	—	27,019
Balance as of March 31, 2024	13,197	132	349,610	(391,146)	—	(41,404)
Issuance of common stock, net of issuance costs	616	6	17,432	—	—	17,438
Undeclared dividends on Series A convertible preferred stock	—	—	(1,372)	—	—	(1,372)
Stock-based plan activity	377	4	(171)	—	—	(167)
Non-cash stock-based compensation	—	—	1,211	—	—	1,211
Net loss	—	—	—	(9,816)	—	(9,816)
Balance as of June 30, 2024	14,190	142	366,710	(400,962)	—	(34,110)
Issuance of equity interest in consolidated entity	—	—	—	—	7,664	7,664
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Issuance of common stock, net	4,881	49	125,389	—	—	125,438
Stock-based plan activity	(1)	—	(26)	—	—	(26)
Non-cash stock-based compensation	—	—	1,408	—	—	1,408
Net loss	—	—	—	(13,758)	(507)	(14,265)
Balance at September 30, 2024	19,070	$191	$492,072	$(414,720)	$7,157	$84,700
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,938	$(6,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,731	29,751
Amortization of deferred loan costs	1,129	1,130
Gain on sale of assets, net	(192)	(217)
Long-lived asset impairment	—	5,965
Loss on derivative instruments, net	3,285	1,958
Gain on extinguishment of debt	(38,148)	(36,339)
Loss from equity method investment	181	—
Provision for bad debt	1,510	582
Non-cash stock-based compensation expense	3,194	2,144
Other non-cash items	(5)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,170)	(2,592)
Prepaid expenses and other assets	(290)	2,952
Accounts payable and accrued expense	2,945	11,276
Federal and state income taxes payable	(54)	158
Deferred income	253	371
Other current liabilities	48	(11)
Net cash provided by operating activities	1,355	10,643
Cash flows from investing activities:
Investments in unconsolidated entities	(22,409)	—
Return of investment in unconsolidated entities	10,360	—
Acquisition of new communities	(22,311)	—
Acquisition deposit	(102,461)	—
Capital expenditures	(17,936)	(14,168)
Proceeds from sale of assets	631	1,376
Net cash used in investing activities	(154,126)	(12,792)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	190,517	6,000
Proceeds from notes payable	36,906	—
Repayments of notes payable	(50,004)	(12,508)
Proceeds from credit facility	8,705	—
Repayment of credit facility	(8,705)	—
Proceeds from noncontrolling investors in joint ventures	7,664	—
Dividends paid on Series A convertible preferred stock	(1,409)	—
Purchase of interest rate caps	(1,943)	—
Deferred loan costs paid	(2,508)	(825)
Other financing costs	(414)	(108)
Net cash provided by (used in) financing activities	178,809	(7,441)
Increase (decrease) in cash and cash equivalents and restricted cash	26,038	(9,590)
Cash, cash equivalents, and restricted cash at beginning of period	17,750	30,742
Cash, cash equivalents, and restricted cash at end of period	$43,788	$21,152

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,495	$21,216
Income taxes paid (refunds received), net	$247	$77
Non-cash investing and financing activities:
Notes payable acquired through acquisitions	$21,690	$—
Undeclared dividends on Series A convertible preferred stock	$2,707	$3,693
Non-cash additions of property and equipment	$707	$1,919
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business

Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of September 30, 2024, the Company operated 83 senior housing communities in 20 states with an aggregate capacity of approximately 9,100 residents1, including 70 owned senior housing communities (four through joint venture investments in a consolidated entity and four through a joint venture investment in an unconsolidated entity) and 13 communities that the Company third-party manages.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc., its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of September 30, 2024, the Company has a joint venture, Stone JV LLC (“Stone”) which is treated as an unconsolidated entity. See “Note 3–Acquisition and Investments.”

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2024 and December 31, 2023, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2024 and 2023.

1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Reclassifications

Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our September 30, 2024 presentation. The condensed consolidated statements of operations for the nine months ended September 30, 2023 include the reclassification of “gain on sale of assets” to “other income (expense), net.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for uncollectible accounts receivable; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; workers’ compensation and self-insurance liabilities; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions, fair values of our equity method investments; and depreciation and amortization, including determination of estimated useful lives. Actual results could differ from those estimates.

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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$24,938	$4,082
Restricted cash:
Property tax and insurance reserves	5,349	7,237
Lender reserves	8,189	3,329
Capital expenditures reserves	4,934	2,060
Escrow deposit	—	1,000
Deposits pursuant to outstanding letters of credit	42	42
Other reserves	336	—
Total restricted cash	18,850	13,668
Total cash, cash equivalents, and restricted cash	$43,788	$17,750
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the three and nine months ended September 30, 2023, which related to one owned community. There were no impairments on long-lived assets during the nine months ended September 30, 2024.

In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. See “Note 4–Property and Equipment, net.”
Acquisitions
We make certain judgments to determine whether a transaction should be accounted for as a business combination or an asset acquisition. These judgments include the assessment of the inputs, processes, and outputs associated with an acquired set of activities and whether the fair value of total assets acquired is concentrated to a single identifiable asset or group of similar assets. We account for a transaction as a business combination when the assets acquired include inputs and one or more substantive processes that, together, significantly contribute to the ability to create outputs and the total fair value of the assets acquired are not concentrated to a single identifiable asset or group of similar assets. Otherwise, we account for the transaction as an asset acquisition.
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition once we have determined the fair value of each of these assets and liabilities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values of acquired properties are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Favorable above-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms. Capitalized above-market lease values are included in other assets, net on the accompanying condensed consolidated balance sheets.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.3 million and $4.0 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Revenues from the Medicaid program accounted for 9.9% and 11.4% of the Company’s revenue for the three months ended September 30, 2024 and 2023, respectively. Revenues from the Medicaid program accounted for approximately 10.8% and 10.0% of the Company’s revenue for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, 22 and 23, respectively, of the Company’s communities were providers of services under the Medicaid program, and for the nine months ended September 30, 2024 and 2023, 22 and 24, respectively, of the Company’s communities were providers of services under the Medicaid program. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program for the nine months ended September 30, 2024 and 2023.
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
For the three and nine months ended September 30, 2023, the Company received approximately $0.5 million and $2.9 million, respectively, in State Relief Funds. For the nine months ended September 30, 2024, no State Relief Funds were received from the state departments. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The State Relief Funds were recorded as other operating revenue within “resident revenue” in the Company’s condensed statements of operations and notes thereto.
Credit Risk and Allowance for Doubtful Accounts
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.8 million and $5.3 million as of September 30, 2024 and December 31, 2023, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (19), Indiana (12), Ohio (11) and Wisconsin (8), which represented approximately 26%, 16%, 20% and 10%, respectively, of our resident revenues for the three months ended September 30, 2024 and approximately 24%, 18%, 20% and 10%, respectively, of our resident revenues for the nine months ended September 30, 2024.

We have a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (10) and Wisconsin (8), which represented approximately 23%, 19%, 20% and 10%, respectively, of our resident revenues for the three months ended September 30, 2023, and approximately 24%, 18%, 19% and 10%, respectively, of our resident revenues for the nine months ended September 30, 2023.
Workers’ Compensation
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
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense.
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had employees and were affected by the COVID-19 pandemic. We have not received any funds from the ERC as of September 30, 2024.
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders, or Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (together, the “Conversant Preferred Investors”), of Series A Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with their common stock ownership as of September 30, 2024 and December 31, 2023, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance.

As of September 30, 2024 and December 31, 2023, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.

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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of September 30, 2024 and December 31, 2023, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 14–Derivatives and Hedging.”
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
Troubled Debt Restructurings
The Company assesses all loan modifications with existing lenders to determine if it is a troubled debt restructuring. A loan that has been modified or renewed is considered to be a troubled debt restructuring when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. The Company compares the total cash outflows of the restructured debt to the carrying amount of the debt prior to the restructure. If cash outflows of the restructured debt are less than the carrying amount, a gain is recognized and the carrying amount of the debt is adjusted. If cash outflows of the restructured debt are more than the carrying amount, no gain or loss is recognized and the carrying amount of the debt is not adjusted. The change in cash outflows resulting from the restructuring is accounted for on a prospective basis by calculating a new effective interest rate on the restructured debt and applying it to recognize lower interest expense over the remaining term. See “Note 6–Debt.”
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within the Company's condensed consolidated financial statements. The Company anticipates having the expanded disclosures in its 2024 Form 10-K.
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

3. Acquisition and Investments
Palm Acquisition
In August 2024, the Company, entered into eight asset purchase agreements (the “Palm PSAs”) with various affiliates of Principal Senior Living Group, pursuant to which the Company will acquire eight senior living communities (each, a “Palm Community” and collectively, the “Palm Communities”) for an aggregate cash purchase price of $102.9 million, subject to customary closing conditions (such acquisition, the “Palm Acquisition”). The Company paid $750,000 earnest money upon entering into the Palm PSAs and made an acquisition deposit of $102.5 million as of September 30, 2024. Five of the Palm Communities are located in Florida and the other three Palm Communities are located in South Carolina.
Investment in Consolidated VIE
On July 1, 2024, the Company entered into two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JVs acquired these communities for a purchase price of $32.8 million plus transaction costs of $0.1 million for net cash of $11.2 million and financing of $21.7 million of senior mortgage debt. The Company is a 51% owner in the joint ventures.
The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its condensed consolidated financial statements for the period ended September 30, 2024. The Company manages the four Palatine JV communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The asset acquisition was recorded at relative fair value. The Company recorded $27.5 million in “Property and equipment, net” for tangible assets purchased; $5.6 million in “Other assets, net” for in-place leases; and $0.2 million in “Other liabilities” for below market leases in the Company’s condensed consolidated balance sheets.
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

The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 6–Debt” and “Note 13–Fair Value Measurements.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Other assets, net” for in-place leases; and $54 thousand in “Other liabilities” for below market leases for this acquisition in our condensed consolidated balance sheet.
Investment in Stone Unconsolidated Entities
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, Stone purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the newly formed venture and owns 66.67% of the entity as of September 30, 2024. Sonida owns a 33.33% noncontrolling interest in the new venture as of September 30, 2024, which was acquired through cash contributions in connection with the closing. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone joint venture under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the joint venture was $11.9 million, which is included in equity method investment on the accompanying condensed consolidated balance sheet as of September 30, 2024.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the three and nine months ended September 30, 2024, there were no impairments.
New Management Agreement
In the second quarter of 2024, the Company executed management agreements to assume the management of three communities owned by a third party. We assumed management of two communities in the second quarter of 2024 and assumed management of the third community on August 6, 2024.
See “Note 15–Subsequent Events” for information about the Company’s additional updates on our acquisitions.
4. Property and Equipment, net
As of September 30, 2024 and December 31, 2023, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	September 30, 2024	December 31, 2023
Land		$57,079	$47,173
Land improvements	5 to 20 years	23,491	20,487
Buildings and building improvements	10 to 40 years	879,936	845,873
Furniture and equipment	5 to 10 years	62,261	58,443
Automobiles	5 to 7 years	2,762	2,687
Assets under financing leases and leasehold improvements (1)		3,676	2,766
Construction in progress		1,915	259
Total property and equipment		$1,031,120	$977,688
Less accumulated depreciation and amortization		(419,209)	(389,509)
Total property and equipment, net		$611,911	$588,179
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million of financing lease right-of-use assets as of September 30, 2024 and December 31, 2023, respectively.

During the three and nine months ended September 30, 2023, the Company recognized non-cash impairment charges to “Property and equipment, net” of $6.0 million. There were no impairments on long-lived assets for the three and nine months ended September 30, 2024.
5. Accrued Expenses
The following is a summary of accrued expenses as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$19,579	$15,639
Accrued interest (1)	9,992	11,316
Accrued taxes	7,733	7,614
Accrued professional fees	3,978	5,022
Accrued other expenses	3,509	2,797
Total accrued expenses	$44,791	$42,388
__________
(1) Includes deferred interest of $5.9 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively, in consideration of the Fannie Mae Loan Modification (as defined below).
6. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

	Weighted average interest rate	Maturity Date	September 30, 2024	December 31, 2023
Senior secured revolving credit facility	7.3%	2027	—	N/A
Fixed rate mortgage notes payable	4.6%	2025 to 2045	412,607	$492,998
Variable rate mortgage notes payable (1)	6.2%	2026 to 2029	171,531	137,320
Notes payable - consolidated VIE	7.7%	2026 to 2029	21,690	—
Notes payable - insurance	6.8%	2024 to 2025	1,983	1,846
Notes payable - other	8.5%	2024	404	1,619
Notes payable			$608,215	$633,783
Deferred loan costs, net			4,121	4,361
Total notes payable, net of deferred loan costs			$604,094	$629,422
Current portion of notes payable			14,119	42,323
Long-term notes payable, net			$589,975	$587,099
_____________
(1) See “Note 13–Fair Value Measurements” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our notes payable as of September 30, 2024 (in thousands):

Principal payments due in:
2024	$1,405
2025	43,076
2026	350,135
2027	3,361
2028	3,519
Thereafter	206,719
Total notes payable, excluding deferred loan costs	$608,215
_____________

As of September 30, 2024, our fixed rate mortgage notes bear interest rates ranging from 3.6% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on the SOFR plus an applicable margin. As of September 30, 2024, the one-month SOFR was 5.0% and the applicable margins range from 2.00% to 3.50%.

As of September 30, 2024, we had property and equipment with a net carrying value of $595.5 million that is secured by outstanding notes payable. In addition, as of September 30, 2024, we had property and equipment with a net carrying value of $16.4 million secured by the Credit Facility (as defined below).
Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement with BMO Bank N.A for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility had an initial borrowing capacity of $75.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. During the three months ended September 30, 2024, the Company borrowed $8.7 million under the Credit Facility, at a weighted average interest rate of 7.3%, which was secured by two of the Company’s previously unencumbered senior living communities. The borrowing of $8.7 million was repaid prior to September 30, 2024 and no borrowings were outstanding as of September 30, 2024. See “Note 15–Subsequent Events.”
Texas Loan Modification
On August 5, 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification includes revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company was required to pay a total restructuring fee of $250,000. The Texas DPO amount of $18.3 million represents a discount of 36% on the total principal outstanding of $28.4 million on these two loans as of November 1, 2024. See “Note 15–Subsequent Events.”
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
Macedonia Loan
In connection with the Macedonia community acquisition in May 2024, the Company entered into a $9.4 million mortgage with a new lender. The mortgage has a 60-month term and a variable interest rate equal to 1-month term SOFR plus 2.00% margin. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Notes Payable - Consolidated VIE
In connection with the purchase of the Palatine JVs in July 2024, the Company assumed $21.7 million of mortgage debt with several lenders. The mortgages have a weighted average interest rate of 7.7% and have terms ranging from 2025 through 2029. In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.

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

2024 Ally Loan Amendments
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. In addition, the Waiver Principal Reserve Amount (defined below) was increased by an average of approximately $36,000 per month and the Company made a one-time payment to the debt service reserve of $0.4 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
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

Notes Payable - Insurance
During the year ended December 31, 2023, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.3 million. In June 2024, the Company entered into a financing agreement totaling approximately $2.4 million with a fixed interest rate of 6.85%. As of September 30, 2024, the Company had finance agreements totaling $2.0 million, with fixed interest rates ranging from 6.25% to 6.85%, and a weighted average rate of 6.82%, with principal amounts being fully repaid over ten-month terms.
Other Debt Transactions
The Company had notes payable related to deferred rent payments as of September 30, 2024 and December 31, 2023 of $0.4 million and $1.6 million, respectively. In November 2023, the Company modified its payment terms on the note payable to include four consecutive quarterly installments beginning in January 2024.
Debt Covenant Compliance
The Company was in compliance with its debt covenants related to its outstanding indebtedness as of September 30, 2024.
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
Public Offering
In August 2024, the Company entered into an underwriting agreement providing for the offer and sale (the “Offering”) by the Company, and the purchase by the underwriters, of 4,300,000 shares of the Company’s common stock, at a price to the public of $27.00 per share ($25.785 per share net of underwriting discounts and commissions). The Company also granted a 30-day option to the underwriters to purchase up to an additional 645,000 shares of common stock on the same terms as above.
During August 2024, the Company raised $130.4 million in gross proceeds from the Offering. The Company initially raised $110.4 million of proceeds on the sale of 4,300,000 shares, net of underwriting discounts and offering costs. The Company raised an additional $13.7 million on 530,317 shares, net of underwriting discounts and offering costs, pursuant to the partial exercise of the underwriters’ 30-day option described above.
At-the-Market Equity Offerings
On April 1, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, who is acting as the sole sales agent (the “Agent”). Pursuant to the ATM Sales Agreement in which the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million (the “Shares”) through its Agent.
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
In April 2024, the Company sold 382,000 shares pursuant to the ATM Sales Agreement at $27.50 per share for net proceeds of $10.2 million, inclusive of $0.3 million in commissions.
In May 2024, the Company sold 234,375 shares pursuant to the ATM Sales Agreement at an average sales price of $32.00 per share for net proceeds of $7.2 million, inclusive of $0.3 million in commissions.

In July 2024, the Company sold 51,127 shares pursuant to the ATM Sales Agreement at an average sales price of $27.50 per share for net proceeds of $1.3 million, inclusive of $0.2 million in commissions and offering costs.
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share.

The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase. As of September 30, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Conversant Dallas Parkway (D) LP, and Conversant PIF Aggregator A LP (together, “Conversant” or the “Conversant Investors”).
Series A Preferred Stock

In November 2021, the Company issued 41,250 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.

The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of approximately $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. On March 31, 2024 and June 30, 2024, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.3 million and $1.4 million, respectively was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. On September 30, 2024, the Board declared and paid $1.4 million in dividends on its Series A Preferred Stock. As of September 30, 2024, a total of $10.0 million has been added to the liquidation preference of the Series A Preferred Stock.

The following schedule summarizes our preferred stock as of September 30, 2024 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2023	41	$48,542
Undeclared dividends on Series A convertible preferred stock	—	2,707
Balance as of September 30, 2024	41	$51,249

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
Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of September 30, 2024, the Company had

$3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.
8. Revenue

Revenue for the three and nine months ended September 30, 2024 and 2023 is comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Housing and support services	$66,133	$57,887	$188,478	$167,527
Community fees	493	428	1,436	1,354
Ancillary services	325	288	882	807
Other operating revenue (1)	—	514	—	2,995
Resident revenue	66,951	59,117	190,796	172,683
Management fees	1,151	569	2,465	1,605
Managed community reimbursement revenue	6,648	4,989	19,134	15,314
Total revenues	$74,750	$64,675	$212,395	$189,602
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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income per common share calculation:
Net income (loss) attributable to Sonida shareholders	$(13,758)	$(18,411)	$3,445	$(6,478)
Less: Dividends on Series A convertible preferred stock	(1,409)	—	(1,409)	—
Less: Undeclared dividends on Series A Preferred Stock	—	(1,265)	(2,707)	(3,693)
Net loss attributable to common stockholders	$(15,167)	$(19,676)	$(671)	$(10,171)
Weighted average shares outstanding — basic	15,456	7,050	12,787	6,602
Basic net loss per share	$(0.98)	$(2.79)	$(0.05)	$(1.54)

Diluted net income per common share calculation:
Net loss attributable to common stockholders	$(15,167)	$(19,676)	$(671)	$(10,171)
Weighted average shares outstanding — diluted	15,456	7,050	12,787	6,602
Diluted net loss per share	$(0.98)	$(2.79)	$(0.05)	$(1.54)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	15,456	7,050	12,787	6,602
Weighted average shares outstanding — diluted	15,456	7,050	12,787	6,602

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2024	2023	2024	2023
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,281	1,165	1,259	1,135
Restricted stock awards	1,000	725	898	641
Restricted stock units	5	3	4	1
Stock options	10	10	10	10
Total	3,327	2,934	3,202	2,818
10. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $1.4 million and $0.6 million in stock-based compensation expense for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized $3.2 million and $2.1 million in stock-based compensation expense for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, the Company had $11.2 million in unrecognized stock compensation expense.
11. Commitments and Contingencies
As of September 30, 2024, the Company had contractual commitments of $6.9 million related to future renovations and technology enhancements to its communities, which are expected to be substantially expended during 2024.
The Company has a deferred purchase price of $1.8 million for the Palatine JVs acquisition. If a capital call notice is given, Sonida would be required to contribute the $1.8 million on behalf of its JV partner before it would begin to fund their pro rata share of capital calls.
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

12. Related Party Transactions
Conversant
As of September 30, 2024, Conversant and its affiliates have a controlling interest in the Company.
During the nine months ended September 30, 2024, the Conversant Investors purchased an additional 5,007,895 shares of common stock of the Company for $80.0 million. See “Note 7–Securities Financing.”
Stone Joint Venture
As of September 30, 2024, the Company manages the four communities owned by Stone under a management agreement and also provides reporting services for the joint venture. See “Footnote 3–Acquisitions and Investments.” During the three months ended September 30, 2024, in connection with the August 2024 financing of the Stone communities, the Company received a distribution of $10.4 million as a return of the Company’s investment in Stone due to financing of the communities.
Palatine Joint Ventures
As of September 30, 2024, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. See “Footnote 3–Acquisitions and Investments.”

13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize variable interest rates. As of September 30, 2024 and December 31, 2023, we had interest rate cap agreements with an aggregate notional value of $185.1 million and $138.4 million, respectively. The fair value of these derivative assets as of September 30, 2024 and December 31, 2023 was $0.8 million and $2.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$24,938	$24,938	$4,082	$4,082
Restricted cash	18,850	18,850	13,668	13,668
Notes payable, excluding deferred loan costs	$608,215	$548,021	$633,783	$597,266
We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, and accrued expenses approximate fair value due to their short-term nature and are classified as Level 1.
The fair value of notes payable, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. During the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $6.0 million to “Property and equipment, net.” There were no impairment losses for the nine months ended September 30, 2024.
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
On December 1, 2023, in order to comply with the lender’s requirements under the Ally Bank loan agreements, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. On February 2, 2024, as part of the Ally Term Loan expansion, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $24.8 million at a cost of $0.6 million. See “Note 6–Debt.”
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,145	$761	$—	$—
Total derivatives, net	$185,145	$761	$—	$—

	December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$138,385	$2,103	$—	$—
Total derivatives, net	$138,385	$2,103	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative not designated as hedge
Interest rate cap
Gain (loss) on derivatives not designated as hedges included in interest expense	$(1,679)	$(855)	$(3,285)	$1,978
15. Subsequent Events
Palm Acquisition
The Company finalized the Palm Acquisition on October 1, 2024.
Senior Secured Revolving Credit Facility
On October 3, 2024, the Company closed on an additional $75.0 million commitment under the Credit Facility. The incremental $75.0 million availability results in a total aggregate commitment under the Credit Facility of up to $150.0 million. In addition to the two existing senior living communities, the eight Palm Communities secure the obligations under the Credit Facility.
On October 30, 2024, the Company drew down $60.0 million under the Credit Facility in anticipation of the closing of the Atlanta PSA (as defined below), the Texas DPO (as defined below) and liquidity for general corporate purposes.
Texas DPO
On November 1, 2024, the Company exercised its option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal for two communities located in Texas. The Texas DPO amount of $18.3 million represents a discount of 36% on the total principal outstanding of $28.4 million (as of November 1, 2024).
Atlanta Acquisition
On October 2, 2024, the Company signed a purchase and sale agreement (“Atlanta PSA”) to acquire two senior living communities in the Atlanta, GA market for $29.0 million. On November 1, 2024, the Company finalized the acquisition of these two senior living communities.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023, and (ii) liquidity and capital resources of the Company.
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
As of September 30, 2024, the Company operated 83 senior housing communities in 20 states with an aggregate capacity of approximately 9,100 residents, including 70 owned senior housing communities (four through joint venture investments in a consolidated entity and four through a joint venture investment in an unconsolidated entity) and 13 communities that the Company third-party manages.
Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the three months ended September 30, 2024, the Company generated resident revenue of $67.0 million compared to resident revenue of $59.1 million in the three months ended September 30, 2023, representing an increase of 13.4%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and four additional owned communities acquired in July 2024. During the nine months ended September 30, 2024, the Company generated resident revenue of $190.8 million compared to $172.7 million during the nine months ended September 30, 2023, representing an increase of 10.5%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and five additional communities that were acquired during 2024.
Weighted average occupancy for the three months ended September 30, 2024 and 2023 for the 61 same-store communities owned by the Company was 87.0% and 84.9%, respectively, reflecting continued occupancy growth. The average monthly rental rate for these communities for the three months ended September 30, 2024 was 4.5% higher as compared to the three months ended September 30, 2023.
Weighted average occupancy for the nine months ended September 30, 2024 and 2023 for the 61 same-store communities owned by the Company was 86.4% and 84.2%, respectively, reflecting continued occupancy growth. The average monthly rental rate for the nine months ended September 30, 2024 was 6.2% higher as compared to the nine months ended September 30, 2023.

Management Services
The Company has property management agreements with a third-party owner and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. The Company managed thirteen communities on behalf of the third-party owner during the nine months ended September 30, 2024 and as compared to ten communities during the nine months ended September 30, 2023. The Company managed four communities on behalf of an unconsolidated joint venture and four communities of a consolidated joint venture during the nine months ending September 30, 2024 and none during the prior period.
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
Public Offering
In August 2024, the Company entered into an underwriting agreement providing for the offer and sale (the “Offering”) by the Company, and the purchase by the underwriters, of 4,300,000 shares of the Company’s common stock, at a price to the public of $27.00 per share ($25.785 per share net of underwriting discounts and commissions). The Company also granted a 30-day option to the underwriters to purchase up to an additional 645,000 shares of common stock on the same terms as above.
During August 2024, the Company raised $130.4 million in gross proceeds from the Offering. The Company initially raised $110.4 million of proceeds on the sale of 4,300,000 shares, net of underwriting discounts and offering costs. The Company raised an additional $13.7 million on 530,317 shares, net of underwriting discounts and offering costs, pursuant to the partial exercise of the underwriters; 30-day option described above.
At-the-Market Equity Offerings
On April 1, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, who is acting as the sole sales agent (the “Agent”). Pursuant to the ATM Sales Agreement in which the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million (the “Shares”) through its Agent.
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
In April 2024, the Company sold 382,000 shares pursuant to the ATM Sales Agreement at $27.50 per share for net proceeds of $10.2 million, inclusive of $0.3 million in commissions.
In May 2024, the Company sold 234,375 shares pursuant to the ATM Sales Agreement at an average sales price of $32.00 per share for net proceeds of $7.2 million, inclusive of $0.3 million in commissions.
In July 2024, the Company sold 51,127 shares pursuant to the ATM Sales Agreement at an average sales price of $27.50 per share for net proceeds of $1.3 million, inclusive of $0.2 million in commissions and offering costs.
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for a total of $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for a total of

$15.9 million. The Company used a portion of the proceeds from the first tranche to fund a portion of the cash purchase price for the 2024 Loan Purchase. As of September 30, 2024, the majority of our common stock is held by Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Conversant Dallas Parkway (D) LP, and Conversant PIF Aggregator A LP (together, “Conversant” or the “Conversant Investors”).
Investment in Consolidated VIE
On July 1, 2024, the Company entered into two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JVs acquired these communities for a purchase price of $32.8 million plus transaction costs of $0.1 million for net cash of $11.2 million and financing of $21.7 million of senior mortgage debt. The Company is a 51% owner in the joint ventures.
The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it does have the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its condensed consolidated financial statements for the period ended September 30, 2024. The Company manages the four communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The asset acquisition was recorded at relative fair value. The Company recorded $27.5 million in “Property and equipment, net” for tangible assets purchased; $5.6 million in “Other assets, net” for in-place leases; and $0.2 million in “Other liabilities” for below market leases in the Company’s condensed consolidated balance sheets.
Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. In May 2024, the Company closed on the acquisition and entered into a mortgage loan totaling $9.4 million. The Company purchased a Secured Overnight Financing Rate- (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 6–Debt” and “Note 13–Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements.
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Other assets, net” for in-place leases; and $54 thousand in “Other liabilities” for below market leases for this acquisition in our condensed consolidated balance sheet.
Investment in Stone Unconsolidated Entities
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC (“Stone”) for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, Stone purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the newly formed venture and owns 66.67% of the entity as of September 30, 2024. Sonida owns a 33.33% noncontrolling interest in the new venture as of September 30, 2024, which was acquired through cash contributions in connection with the closing. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone joint venture under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the joint venture was $11.9 million, which is included in equity method investment on the accompanying condensed consolidated balance sheet as of September 30, 2024.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the three and nine months ended September 30, 2024, there were no impairments.

Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement with BMO Bank N.A to obtain a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility had an initial borrowing capacity of $75.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. During the three months ended September 30, 2024, the Company borrowed $8.7 million under the Credit Facility, at a weighted average interest rate of 7.3%, which was secured by two of the Company’s previously unencumbered senior living communities. The borrowing of $8.7 million was repaid prior to September 30, 2024 and no borrowings were outstanding as of September 30, 2024. See “Note 15–Subsequent Events.” in the Notes to Condensed Consolidated Financial Statements.
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
2024 Ally Loan Amendments
On February 2, 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. In addition, the Waiver Principal Reserve Amount (defined below) was increased by an average of approximately $36,000 per month and the Company made a one-time payment to the debt service reserve of $0.4 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
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
Macedonia Loan
In connection with the Macedonia community acquisition in May 2024, the Company entered into a $9.4 million mortgage with a new lender. The mortgage has a 60-month term and a variable interest rate equal to 1-month term SOFR plus 2.00% margin. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Texas Loan Modification
On August 5, 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification includes revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company was required to pay a total restructuring fee of $250,000. See “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
Texas DPO
On November 1, 2024, the Company exercised its option on the Texas DPO of the outstanding loan principal for two communities located in Texas. The Texas DPO amount of $18.3 million represents a discount of 36% on the total principal outstanding of $28.4 million (as of November 1, 2024).
Conversant Equity Commitment
In connection with the Fannie Forbearance and 2023 Ally Amendment signed on June 29, 2023, the Company entered into a $13.5 million equity commitment agreement (“Equity Commitment”) with Conversant for a term of 18 months. Sonida has the right, but not the obligation, to utilize Conversant’s equity commitment and may draw on the commitment in whole or in part, subject to the terms and conditions therein and applicable laws and regulations. As of September 30, 2024, the Company had $3.5 million remaining under its Equity Commitment with Conversant, and the Equity Commitment is in effect through December 31, 2024.

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

Results of Operations
Three months ended September 30, 2024 as compared to three months ended September 30, 2023
Revenues
Resident revenue for the three months ended September 30, 2024 was $67.0 million as compared to $59.1 million for the three months ended September 30, 2023, representing an increase of $7.9 million, or 13.4%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and five additional communities acquired during 2024. For the three months ended September 30, 2023, the Company received approximately $0.5 million in various relief funds received from state departments due to financial distress impacts of COVID-19 (“State Relief Funds”). For the three months ended September 30, 2024, the Company did not receive any State Relief Funds.
Managed community reimbursement revenue for the three months ended September 30, 2024 was $6.6 million as compared to $5.0 million for the three months ended September 30, 2023, representing an increase of $1.6 million or 32.0%. The increase was primarily a result of managing three more communities in the three months ended September 30, 2024 compared to the prior period.
Expenses
Operating expenses for the three months ended September 30, 2024 were $50.5 million as compared to $44.5 million for the three months ended September 30, 2023, representing an increase of $6.0 million, or 13.5%. The increase was attributable to $3.6 million in operating expenses related to the additional communities acquired and managed during 2024 versus the prior year, and an increase of $2.4 million operating expenses related to our same-store portfolio, driven by $0.8 million increases in labor and $1.6 million increases in other operating expenses.
General and administrative expenses for the three months ended September 30, 2024 were $11.8 million as compared to $8.6 million for the three months ended September 30, 2023, representing an increase of $3.2 million. The increase was primarily a result of an increase in labor and employee related expenses of $1.6 million due to the additional communities acquired and managed during 2024, a $0.8 million increase in stock-based compensation expense, a $0.5 million increase in transaction costs, and a net increase in other expenses of $0.3 million.
During the three months ended September 30, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community as a result of recurring net operating losses.
Managed community reimbursement expense for the three months ended September 30, 2024 was $6.6 million as compared to $5.0 million for the three months ended September 30, 2023, representing an increase of $1.6 million or 32.0%. The increase was primarily a result of managing more communities in the three months ended September 30, 2024 compared to the prior period.
Interest expense for the three months ended September 30, 2024 was $9.8 million as compared to $9.0 million for the three months ended September 30, 2023, representing an increase of $0.8 million primarily due to the change in fair value of our IRC and the ending of the Fannie Interest Abatement Period ending on May 31, 2024.

Nine months ended September 30, 2024 as compared to nine months ended September 30, 2023
Revenues
Resident revenue for the nine months ended September 30, 2024 was $190.8 million as compared to $172.7 million for the nine months ended September 30, 2023, representing an increase of $18.1 million, or 10.5%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and five additional communities acquired during 2024. For the nine months ended September 30, 2023, the Company received $2.9 million in State Relief Funds. For the nine months ended September 30, 2024, the Company did not receive State Relief Funds.
Managed community reimbursement revenue for the nine months ended September 30, 2024 was $19.1 million as compared to $15.3 million for the nine months ended September 30, 2023, an increase of $3.8 million or 24.8%. The increase was primarily a result of managing more communities in the nine months ended September 30, 2024 as compared to the prior period.
Expenses
Operating expenses for the nine months ended September 30, 2024 were $142.8 million as compared to $133.0 million for the nine months ended September 30, 2023, representing an increase of $9.8 million, or 7.4%. The increase is primarily attributable to the increase in labor of $6.9 million and an increase in other expenses of $2.9 million as a result of five new consolidated communities this period as compared to the prior period.
General and administrative expenses for the nine months ended September 30, 2024 were $28.2 million as compared to $22.3 million for the nine months ended September 30, 2023, representing an increase of $5.9 million. The increase was primarily a result of an increase in labor and employee related expenses of $3.2 million, an increase in stock-based compensation of $1.1 million, an increase in transaction costs of $0.8 million, and a net increase in other expenses of $0.8 million. The main driver of the increases were the additional expenses related to five new consolidated communities this period as compared to the prior period.
During the nine months ended September 30, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community as a result of recurring net operating losses.
Managed community reimbursement expense for the nine months ended September 30, 2024 was $19.1 million as compared to $15.3 million for the nine months ended September 30, 2023, an increase of $3.8 million or 24.8%. The increase was primarily a result of managing more communities in the nine months ended September 30, 2024 as compared to the prior period.
Interest expense for the nine months ended September 30, 2024 was $27.4 million as compared to $26.4 million for the nine months ended September 30, 2023, representing an increase of $1.0 million primarily due to the change in fair value of our IRC.
Gain on extinguishment of debt for the nine months ended September 30, 2024 was $38.1 million. The gain related to the derecognition of notes payable and liabilities as a result of the 2024 Loan Purchase from one of our lenders. Gain on extinguishment of debt for the nine months ended September 30, 2023 was $36.3 million and related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt.
Liquidity and Capital Resources
In addition to $24.9 million of unrestricted cash as of September 30, 2024, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from equity offerings, proceeds from our debt and credit facility, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. During 2023, we entered into loan modifications with Fannie Mae, an amendment with Ally Bank, including a revised Limited Payment Guaranty, and an Equity Commitment with Conversant. During 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5.0 million shares of our common stock to several of our shareholders for gross cash proceeds of $47.8 million, which enabled us to purchase all of the Company’s debt then outstanding with a certain lender at a substantial discount, as well as fund future working capital and growth initiatives. Additional financing of $24.8 million for the debt purchase was provided by Ally Bank through an expansion of the Company’s existing Ally Bank term loan. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000. As of September 30, 2024, the Company has received $18.7 million net proceeds from the ATM sales. During August 2024, the Company completed a public offering and issued 4,830,317 shares of common stock for net proceeds of $124.1 million. During August 2024, the Company entered into a Credit Facility in which borrowing availability is determined based upon the value of the senior living communities. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. See “Note 6–Debt,” “Note 7–Securities Financing,” and “Note 15–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
In February 2024, in order to comply with Ally term loan requirements, the Company expanded its SOFR-based interest rate cap for an aggregate notional amount of $24.8 million at a cost of $0.6 million. The interest rate cap agreement has a 12-month term and caps the floating interest rate portion of our indebtedness with Ally Bank at 2.25%. As of September 30, 2024, the entire balance of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in interest rates.
The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio, including debt financings and refinancings, purchases and sales of assets, equity offerings and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels, or that the Company will be able to obtain the capital necessary to meet the Company’s short- and long-term capital requirements.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$1,355	$10,643	$(9,288)
Net cash used in investing activities	(154,126)	(12,792)	(141,334)
Net cash provided by (used in) financing activities	178,809	(7,441)	186,250
Increase (decrease) in cash and cash equivalents and restricted cash	$26,038	$(9,590)	$35,628
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $1.4 million as compared to $10.6 million for the nine months ended September 30, 2023. The change of $9.2 million is primarily due to the settlement of accounts payable and accrued expenses during the nine months ended September 30, 2024 compared to the prior year period. Additionally, we received grants of $2.9 million in the nine months ended September 30, 2023 from state departments due to financial distress impacts of COVID-19. No such grants were received during 2024.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $154.1 million primarily due a payment of $102.5 million for an acquisition deposit used to fund the purchase of the Palm Communities on October 1, 2024. Other net cash used in investing activities was for the acquisition of four new communities for $22.3 million, the acquisition of four unconsolidated entities for $22.4 million, and ongoing capital improvements combined with refurbishments at the Company’s senior housing communities of $17.9 million, which was partially offset by a return on investment of $10.4 million in our unconsolidated entities. Net cash used in investing activities of $12.8 million for the nine months ended September 30, 2023 was primarily the result of ongoing capital improvements and refurbishments at the Company’s senior housing communities of $14.2 million, partially offset by $1.4 million from the proceeds from the sale of fixed assets.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $178.8 million primarily due to net proceeds from the issuance of common stock of $190.5 million, proceeds of $36.9 million from notes payable, and proceeds from noncontrolling investors of $7.7 million, partially offset by repayments of notes payable of $50.0 million and dividends paid of $1.4 million. The net cash used in financing activities for the nine months ended September 30, 2023 was $7.4 million primarily due to repayments of notes payable of $12.5 million and deferred financing costs paid of $0.8 million, partially offset by proceeds of $6.0 million from equity draws under the Equity Commitment.

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
Other than the changes outlined below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan
As disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of September 30, 2024, as disclosed above.
We have developed and implemented a plan for remediation of the material weakness, including developing and maintaining appropriate management review and process level controls, centralizing and digitizing our resident lease processes, and improving the review of journal entries. To further remediate the material weakness discussed above, management, including our chief executive officer, have reaffirmed and re-emphasized the importance of internal controls. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. Our control weaknesses will not be considered remediated until the new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2024	—	—	—	6,570,222
August 1 – August 31, 2024	—	—	—	6,570,222
September 1 – September 30, 2024	—	—	—	6,570,222
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

10.3
Amendment No. 4 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 7, 2024.)

10.4
Form of Asset Purchase Agreement, dated August 12, 2024, by and between affiliates of the Company and Principal Senior Living Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 15, 2024.)

10.5
Credit Agreement, dated July 24, 2024, among Sonida Senior Living, Inc. and BMO Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2024.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 13, 2024

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 13, 2024