Form 10-K
period 2024-12-31
SONIDA SENIOR LIVING, INC.
filed 2025-03-17
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 5,994,034 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on the last business day of the Registrant’s most recently completed second quarter, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $164.8 million. As of March 13, 2025, the Registrant had 18,915,938 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement pertaining to its 2025 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

SONIDA SENIOR LIVING, INC.

i

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

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
•elevated market interest rates that increase the cost of certain of our debt obligations;
•increased competition for, or a shortage of, skilled workers, including due to general labor market conditions, along with wage pressures resulting from such increased competition, low unemployment levels, use of contract labor, minimum wage increases and/or changes in immigration and overtime laws;
•the Company’s ability to obtain additional capital on terms acceptable to it;
•the Company’s ability to extend or refinance its existing debt as such debt matures;
•the Company’s compliance with its debt agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs;
•the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all, including the possibility that the expected benefits and the Company’s projections related to such acquisitions may not materialize as expected;
•the risk of oversupply and increased competition in the markets which the Company operates;
•the Company’s ability to improve and maintain internal controls over financial reporting and remediate the identified material weakness discussed in Item 9A of this Annual Report on Form 10-K;
•the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes;
•risks associated with current global economic conditions and general economic factors such as elevated labor costs due to shortages of medical and non-medical staff, competition in the labor market, increased costs of salaries, wages and benefits, and immigration laws, the consumer price index, commodity costs, fuel and other energy costs, supply chain disruptions, increased insurance costs, tariffs, elevated interest rates and tax rates;
•the impact from or the potential emergence and effects of a future epidemic, pandemic, outbreak of infectious disease or other health crisis;
•the Company’s ability to maintain the security and functionality of its information systems, to prevent a cybersecurity attack or breach, and to comply with applicable privacy and consumer protection laws, including HIPAA;
•changes in accounting principles and interpretations; and
•the other risks described under the heading “Risk Factors” in this Annual Report on Form 10-K.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or outcomes that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report on Form 10-K apply only
ii

as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

iii

PART I

ITEM 1.    BUSINESS.
Overview
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, “we,” “us,” “our,” “Sonida,” or the “Company”), is a leading owner, operator and investor in senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2024, the Company owned, managed, or invested in 94 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents, including 81 owned senior housing communities (including four owned through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company managed on behalf of a third-party.
We primarily provide residential housing and services to people aged 75 years and older, including independent living, assisted living, and memory care services. Many of our communities offer a continuum of care to meet our residents’ needs as they change over time by integrating independent living, assisted living, and memory care, which may be bridged by home care through independent home care agencies. Our integrated approach sustains residents’ autonomy and independence based on their physical and cognitive abilities.
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
•Employee engagement
•Community leadership team retention
•Labor management and cost control
•Employee training and development
Value. Our living environment and team members deliver value to our residents and strive to exceed their expectations by improving:
•Resident satisfaction
•Reputation score
•Services and programming
•Health and safety
Operational Excellence. We partner with communities and team members to streamline operations, enhance efficiency, and ensure teams have the resources they need to succeed by focusing on:
•Process Optimization: Refining workflows to improve efficiency
•Training & Support: Providing guidance and resources to empower teams
•Acquisition Integration: Ensuring smooth transitions for new communities
•Field Collaboration: Adapting processes based on ongoing feedback
•Strategic Initiatives: Implementing high impact programs and solutions

Our overall strategy is focused on driving organic growth through rate optimization and margin improvement of existing communities as well as growth through prudent capital deployment into acquisitions and investments. We continue to be positioned to provide competitive residential rates and flexible product offerings. Our portfolio is situated in markets where positive demographic trends exist with respect to population growth, income growth, and population density of the 75+ age group. The Company has experience in accessing capital markets, and has the ability to source, underwrite and acquire properties for its growth initiative.
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
We have improved our financial flexibility by modifying the terms on a significant portion of our debt and repurchasing some of our debt at discounts to par. Over the past several years we also made significant capital expenditures in our communities, including overall refreshes and technological improvements, to enhance our residents' experience and to drive future growth.
Industry Background
The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older.
For seniors who require limited services, independent living residences, supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour community staffing, transportation, and social and recreational activities. Independent living residents typically are not reliant on assistance with activities of daily living (“ADLs”), although some residents may utilize outside vendors for certain ADL services.
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
The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. We believe that, as one of the nation’s leading owners, operators, and investors in senior housing communities, we have the scale and resources needed to provide the required comprehensive range of senior living services designed to permit our residents to “age in place” within our communities as residents develop further physical or cognitive frailties, whereas smaller providers do not.
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
Demographics
Our portfolio is strategically positioned in (i) attractive, high income demographic geographies and (ii) regions where the number of new senior living units needed will continue to grow as a result of the projected increase in the number of chronic conditions in the senior population.

Senior Affluence
The average net worth of senior citizens is typically higher than non-senior citizens, partially as a result of accumulated equity through home ownership. We believe that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. Our target population is comprised of high income seniors who have, either directly or indirectly through familial support, the financial resources to afford and pay for senior housing communities, including an assisted living alternative to traditional long-term care.
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
Senior Living Services
We provide senior living services primarily to residents aged 75 and greater, including independent living, assisted living, and memory care services. By offering a variety of services and encouraging the active participation of each resident and such resident’s family and medical professionals, we are able to customize our service plan to meet the specific needs and desires of each resident. As a result, we believe that we are able to maximize customer satisfaction and avoid the cost of delivering unnecessary services to residents.
Our operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for our residents as their needs change over time in coordination with third-party post-acute care providers. This continuum of care, which integrates independent living, assisted living, and memory care services, sustains our residents' autonomy and independence based on their physical and mental abilities. In many of our communities, as residents age, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.
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

Independent living services provided by us include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour community staffing. We also foster the wellness of our residents by offering access to third-party provider health screenings (such as blood pressure checks), periodic special services (such as influenza and other inoculations), dietary and similar programs, and ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable governmental regulations, personal care and medical services are available to independent living residents through either the community staff or through independent home care agencies.
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
We have a memory care program, Magnolia Trails, which was developed to meet the growing need for individualized programming for residents receiving memory care services. The program is designed to engage the five senses to create calming yet stimulating spaces and tailored care plans that seek to address our residents’ changing and evolving needs. Each resident’s preferences and current cognitive state influences his or her experience, including the physical layout and design of the space, dining options, programs, and activities. Aspects of the program include playing light background music that aligns with the generation living in the community, caregivers wearing business casual shirts and khakis rather than uniforms or scrubs, and our team members sharing items with residents in order to spark positive memories of family members or past experiences. The same responsive, sensory-focused approach is taken with dining. A dynamic menu of options is served throughout the day in a flexible but consistent manner. Our staff members provide warm, scented washcloths before each meal and incorporate inviting, calming aromas, and soft music to enhance the ambiance.
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
Therapy Programs
We partner with leading wellness and therapy providers to offer residents on-site access to specialized and tailored programs with the best care for their health. These therapy programs encompass preventive and restorative services that are provided conveniently through on-site visits and programs.
Home Care Services
Home care services are available through third-party providers to residents living at the majority of our senior housing communities. We believe that the provision of private pay, home care services is an attractive adjunct to our independent living services because it enables us to make available more services to our residents as they age in place and increases the length of stay in our communities. In addition, we may make certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services available to our residents through third-party providers.
Operating Communities
The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2024.

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Owned:
Addison of Bluffton	Bluffton, SC	73	—	45	40	85	100%	10/24
Addison of Florence	Florence, SC	72	—	52	23	75	100%	10/24
Addison of Gwinnett Park	Lawrenceville, GA	94	—	48	58	106	100%	11/24
Addison of Narcoossee	St. Cloud, FL	72	—	52	23	75	100%	10/24
Addison of Oakleaf	Jacksonville, FL	73	—	45	42	87	100%	10/24
Addison of Oviedo	Oviedo, FL	72	—	53	23	76	100%	10/24
Addison of Port Orange	Port Orange, FL	59	—	45	24	69	100%	10/24
Addison of Sandy Springs	Peachtree Corners, GA	84	—	63	26	89	100%	11/24
Addison of St. Johns	St. Augustine, FL	61	—	40	32	72	100%	10/24
Addison of West Ashley	Charleston, SC	73	—	45	42	87	100%	10/24
Aspen Grove	Lambertville, MI	79	—	44	41	85	100%	03/14
Autumn Glen	Greencastle, IN	50	—	58	—	58	100%	06/13
Brookview Meadows	Green Bay, WI	79	43	37	—	80	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	—	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	160	72	67	21	160	100%	03/91
Country Charm	Greenwood, IN	89	—	166	—	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	73	18	91	100%	03/12
Georgetowne Place	Fort Wayne, IN	172	15	144	14	173	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	59	40	31	8	79	100%	03/12
Greenbriar Village	Indianapolis, IN	105	—	82	43	125	100%	08/15
Harrison at Eagle Valley	Indianapolis, IN	119	—	105	14	119	100%	03/91

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Heritage at the Plains	Oneonta, NY	108	94	28	16	138	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	59	—	61	—	61	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	80	70	48	32	150	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	63	—	43	23	66	100%	03/13
North Pointe	Anderson, SC	41	—	58	24	82	100%	10/11
Oaks at Brownsburg	Brownsburg, IN	97	98	—	—	98	100%	02/22
Oaks at Plainfield	Plainfield, IN	60	61	—	—	61	100%	02/22
Riverbend	Jeffersonville, IN	97	—	65	48	113	100%	03/12
Remington at Valley Ranch	Irving, TX	128	128	—	—	128	100%	04/12
Residence of Chardon	Chardon, OH	42	—	42	—	42	100%	10/12
Rose Arbor	Maple Grove, MN	138	28	75	42	145	100%	06/06
Rosemont	Humble, TX	96	—	79	48	127	100%	09/16
Summit Corners	Macedonia, OH	100	—	140	60	200	100%	05/24
Summit Place	Anderson, SC	76	17	72	48	137	100%	10/11
Summit Point Living	Macedonia, OH	151	79	72	—	151	100%	08/11
Vintage Gardens	St. Joseph, MO	103	22	64	17	103	100%	05/13
Waterford at Baytown	Baytown, TX	127	49	48	42	139	100%	03/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	94	—	94	100%	02/16
Waterford at Colby	Colby, TX	44	—	40	17	57	100%	01/16
Waterford at College Station	College Station, TX	53	—	39	17	56	100%	03/12
Waterford at Corpus Christi	Corpus Christi, TX	52	—	52	—	52	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	—	97	97	100%	02/16
Waterford at Fairfield	Fairfield, OH	120	144	—	—	144	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	38	45	—	83	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	154	—	—	154	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	34	21	55	100%	05/15
Waterford at Highland Colony	Jackson, MS	120	120	—	—	120	100%	11/00
Waterford at Ironbridge	Springfield, MO	120	120	—	—	120	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	71	93	12	176	100%	04/09
Waterford at Mansfield	Mansfield, OH	120	—	117	26	143	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	154	—	—	154	100%	09/99
Waterford at Park Falls	Park Falls, WI	36	—	25	12	37	100%	01/16
Waterford at Plano	Plano, TX	136	91	45	—	136	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	20	29	20	69	100%	08/14
Waterford at Thousand Oaks	San Antonio, TX	121	138	—	—	138	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	110	—	85	35	120	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	20	20	40	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	40	18	58	100%	01/16
Waterford on Cooper	Arlington, TX	98	—	81	28	109	100%	03/12
Waterford on Huebner	San Antonio, TX	120	121	—	—	121	100%	04/99
Wellington at Arapaho	Richardson, TX	142	99	45	—	144	100%	05/02
Wellington at Conroe	Conroe, TX	44	36	20	—	56	100%	03/12
Wellington at Dayton	Dayton, OH	156	101	37	18	156	100%	08/08
Wellington at North Bend Crossing- Hilltop	Cincinnati, OH	122	54	70	15	139	100%	11/16
Wellington at North Bend Crossing- Vista (2)	Cincinnati, OH	82	—	50	32	82	100%	12/24
Wellington at North Richland Hills	North Richland Hills, TX	120	120	—	—	120	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	51	14	65	100%	10/12

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Wellington at Springfield	Springfield, MA	189	97	144	38	279	100%	09/16
Whispering Pines Village (3)	Columbiana, OH	69	24	57	—	81	100%	07/15
Woodlands of Columbus	Columbus, OH	111	—	80	34	114	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	57	28	85	100%	10/12
Wynnfield Crossing	Rochester, IN	51	—	51	—	51	100%	07/11
Ashton at Mayfield Heights	Mayfield Heights, OH	192	99	61	32	192	33%	05/24
Ashton at Anderson	Cincinnati, OH	94	—	60	34	94	33%	05/24
Ashton on Dorsey	Louisville, KY	95	—	53	43	96	33%	05/24
Ashton on the Plaza	Kansas City, MO	89	—	64	28	92	33%	05/24
Waterford at Shavano Park	San Antonio, TX	79	—	62	17	79	51%	07/24
Waterford at Westover Hills	San Antonio, TX	84	—	58	48	106	51%	07/24
Waterford at Round Rock	Round Rock, TX	100	—	70	34	104	51%	07/24
Waterford at Decatur	Decatur, GA	62	—	—	70	70	51%	07/24
Total owned (81 Communities)		7,526	2,617	4,162	1,700	8,479
Managed:
Amberleigh	Buffalo, NY	267	201	49	17	267	N/A	01/92
Crown Pointe	Omaha, NE	138	41	78	22	141	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	146	—	—	146	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	170	181	—	—	181	N/A	08/00
Lodge at White Bear	White Bear Lake, MN	117	120	—	—	120	N/A	06/24
Middleton Crossing	Middleton, WI	117	117	—	—	117	N/A	08/24
Oakwood Hills	Eau Claire, WI	116	119	—	—	119	N/A	06/24
Southern Meadows Senior Living	Mountain Home, AR	57	—	57	—	57	N/A	12/21
Villa Santa Barbara	Santa Barbara, CA	125	—	125	—	125	N/A	08/00
West Shores	Hot Springs, AR	135	56	80	—	136	N/A	08/00
Whitley Place	Keller, TX	47	—	27	20	47	N/A	02/08
Willow Grove Maumelle	Maumelle, AR	54	—	37	17	54	N/A	12/21
Willow Grove Sherwood	Sherwood, AR	57	—	57	—	57	N/A	12/21
Total managed (13 Communities)		1,546	981	510	76	1,567
Total		9,072	3,598	4,672	1,776	10,046
_____________________________________________
(1)Indicates the date on which we acquired or commenced operating the community.
(2)This community is not yet opened as of December 31, 2024.
(3)This excludes 12 managed units that are owned by a third party.

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
Management Services
As of December 31, 2024, we managed 13 communities on behalf of a third party and also managed certain joint venture investments. Under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues, incentive management fees (as provided for in the management arrangement), and reimbursement of certain expenses we incur on behalf of the third-party or joint venture.
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
Centralized Management
We aim to centralize our corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. We maintain centralized accounting, finance, legal, human resources, information technology, operational and capital procurement, training and other operational functions at our support center located in Dallas, Texas (the “Dallas Support Center”). Our Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting and legal related functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; (vi) providing strategic direction; and (vii) providing capital allocation and financing.
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
Territory Management
We provide oversight and support to each of our senior housing communities through experienced regional directors and vice presidents. A regional director will generally cover a geographic area consisting of three to 12 communities, while a vice president generally oversees approximately 24 to 40 communities.

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
Quality Assurance
Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident’s family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the President and Chief Executive Officer, Vice Presidents of Operations, Vice President and Chief People Officer, Senior Vice President and Chief Clinical Officer, Quality and Clinical Directors, and Senior Vice President – Chief Legal Officer. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:
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
We conduct a resident and family satisfaction survey in each of our communities. Working with an outside firm specializing in satisfaction surveys, the survey is designed to focus on high priority areas of senior living, such as resident care, activities, physical fitness, and dining. The survey also includes comparisons to competitors’ results and industry averages. In addition to numeric ratings and industry comparisons, there are also several opportunities for general feedback to ensure residents and families could provide input on any topic.
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
Independent Service Evaluations.    Periodically, we engage the services of outside professional independent consulting firms to evaluate various components of our communities’ operations. These services include mystery shops, competing community analysis and product positioning. These services provide management with valuable and unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on the information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, recordkeeping and general compliance with all applicable governmental regulations.
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
Each Sales Director’s effectiveness and productivity are monitored on a weekly basis. Their compensation is comprised of a variable component tied into both occupancy and rate benchmarks.  A centralized team of sales and marketing resources support communities by developing marketing strategies and campaigns to address the continuously changing resident profile, build brand awareness, and increase digital traffic and leads. The marketing strategies focus on driving traffic to our website, national referral partners, and use of social media platforms. To support this, the corporate marketing team develops content, marketing collateral, and messaging, manages digital ad buys, and provides ongoing sales and marketing training, support, and best practices.
Governmental Regulation
Changes in existing laws and regulations, adoption of new laws and regulations, and new interpretations of existing laws and regulations could have a material effect on our operations. Failure by us to comply with any applicable regulatory requirement could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Accordingly, we regularly monitor legal and regulatory developments on local, state, and national levels.
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
While we believe that our communities are in substantial compliance with applicable regulatory requirements, unannounced surveys or inspections may occur annually or following a regulator’s receipt of a complaint about a community, any of which could result in a citation of deficiency. In the ordinary course of business, one or more of our communities could be cited for deficiencies resulting from such inspections or surveys from time to time. Although most inspection deficiencies are typically resolved through an agreed-upon plan of corrective action relating to the community’s operations, the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, repayment of amounts previously paid, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our existing loan agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the particular provider’s or facility’s history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect on our business, financial condition, and results of operations as a whole. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of our residents do not receive federal or state funds.
Under the Americans with Disabilities Act of 1990, as amended, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance could be substantial.
The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the U.S. Department of Health and Human Services, has established, among other requirements, standards governing the privacy and security of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. In addition, we may from time to time be subject to a corrective action plan, and the cost associated with complying with any such corrective action plan could be significant.
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
Under various U.S. federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or migrating from such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. We are not aware, as of the date of this Annual Report on Form 10-K, of any environmental liability with respect to any of our owned or managed communities that we believe would have a material adverse effect on our business, financial condition, or results of operations. We believe that our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority, and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities we currently operate.
We are subject to U.S. federal and state laws, regulations, and executive orders relating to healthcare providers’ response to pandemics, which vary based on provider type and jurisdiction, but generally include mandatory requirements for testing of residents and staff, implementation of infection control standards and procedures, restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, restrictions and/or limitations on who may visit residents and how residents may be visited and mandatory notification requirements to residents, families, staff and regulatory bodies related to positive coronavirus cases. Enhanced or additional penalties may apply for violation of such requirements.
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
Human Capital Resources
We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care and service to our residents.  As of December 31, 2024, we employed 5,063 persons, of which 3,415 were full-time employees and 1,648 were part-time employees. Additionally, we had 21 unfilled community leadership positions as of December 31, 2024.
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
Inclusion and Diversity
As we serve a diverse group of residents across several states and communities, we also strive to reflect similar diversity in our Company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 83% female and 54% with a diverse background. We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development, and talent progression.

Talent Acquisition, Development and Retention
In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to add new spaces to our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local social media pages to identify individuals for the specific communities and geographic regions we serve. We also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees. With our robust focus on talent acquisition, we continued to see our average time to fill an open role shorten significantly in 2024.
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
•Elevated market interest rates, or future interest rate increases, could significantly increase the costs of our variable rate debt obligations, which may affect our cost of capital and, as a result, liquidity and earnings.
•We may need additional capital to fund our operations, capital expenditure plans, and strategic priorities, and we may not be able to obtain it on terms acceptable to us, or at all.

Risks Related to Our Business, Operations and Strategy
•We have incurred losses from operations in each of the last two fiscal years and may do so in the future.

•We may be unsuccessful in integrating recent or future acquisitions into our existing operations or in realizing all or the anticipated benefits of such acquisitions.
•We may not accurately estimate the benefits or synergies to be realized from the senior living communities and businesses we acquire.
•Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations and disputes between us and our partners.
•We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
•Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.
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
•We have identified a material weakness in our internal controls over financial reporting as of December 31, 2024. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our financial statements and investor confidence in us and, as a result, the value of our common stock.
•There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
•Damage from catastrophic weather and other natural events, including climate change, could result in losses and adversely affect us and certain of our residents.
•The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, including severe weather conditions or natural disasters, or the physical effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
•Because we do not presently have plans to pay dividends on our common stock, holders of our common stock must look solely to appreciation of our common stock to realize a gain on their investment.
•We cannot predict the potential emergence and effects of a severe cold and flu season or a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity.
•Our approach to AI presents risks and challenges that can impact our business and could adversely affect our business.
Risks Related to Human Capital
•A significant increase in our labor costs or labor shortages could have a material adverse effect on us.
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

Risks Related to Other Market Factors
•Various factors, including general economic conditions such as elevated labor costs, could adversely affect our financial performance and other aspects of our business.
•Future sales of equity securities by us or certain stockholders may adversely affect the market price of our common stock.
•Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
•Our trading volume may not provide adequate liquidity for investors.
•We may issue debt and preferred equity securities or securities convertible into preferred equity securities, any of which may be senior to our common stock as to distributions and in liquidation.
Risk Factors
Risks Related to Our Liquidity and Indebtedness
We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
As of December 31, 2024, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $655.2 million and we had an additional borrowing capacity of up to $34.4 million under our senior secured revolving credit facility. We cannot be assured that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings, and/or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
Our failure to obtain such financing or refinancing on terms acceptable to us would have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. Further, any decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, may result in available mortgage refinancing amounts that are less than the communities maturing indebtedness. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of additional equity securities could cause existing stockholders to experience further dilution and could adversely affect the market price of our common stock. See “Item 1A. Risk Factors—Future sales of equity securities by us or certain stockholders may adversely affect the market price of our common stock.” Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Elevated market interest rates, or future interest rate increases, could significantly increase the costs of our variable rate debt obligations, which may affect our cost of capital and, as a result, our liquidity and earnings.
Our variable rate debt obligations and any future indebtedness, if applicable, exposes us to interest rate risk. Therefore, elevated prevailing interest rates, or future increases in interest rates, could further increase our future interest obligations, which could increase our cost of capital and, in turn, have a material adverse effect on our business, financial condition, cash flows, and results of operations, including our ability to finance operations, acquire and develop senior living communities, and refinance existing indebtedness.
As of December 31, 2024, we had approximately $253.2 million of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. The majority of our long-term variable rate debt of $185.1 is subject to interest rate cap agreements and include provisions that obligate us to enter into additional interest rate cap agreements upon the maturity of the existing interest rate cap agreements. The costs of obtaining additional interest rate cap derivatives may offset the benefits of our existing interest rate cap agreements. In addition, developing and implementing an interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective.

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
We incurred net losses in fiscal years 2024 and 2023. The Company currently has limited resources and substantial debt obligations. Given our history of losses and current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

We may be unsuccessful in integrating recent or future acquisitions into our existing operations or in realizing all or the anticipated benefits of such acquisitions.
From time to time, we evaluate and seek to acquire assets and business that we believe complement our existing senior living communities and business. In 2024, we acquired or invested in 20 new communities, including eight through investments in joint ventures.
We might not be successful in consummating acquisitions. There are a number of factors that impact our ability to succeed in acquiring the senior living communities and businesses we identify, including competition for senior living communities and businesses, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed.
The acquisition component of our growth strategy depends on the successful integration of acquisitions, including the communities acquired in 2024 and communities that will be acquired in the future. Integration of these acquisitions is subject to numerous risks and challenges, including (i) the potential for unexpected costs, delays and challenges that may arise in integrating acquired communities into our existing portfolio of communities and business; (ii) limitations on our ability to realize any expected cost savings and synergies from the acquisition; and (iii) discovery of previously unknown liabilities following the acquisition for which we cannot receive reimbursement under any applicable indemnification provisions.
We may not realize the anticipated benefits from the acquisitions that we do consummate, including the acquisitions consummated in 2024, and we may face difficulties in managing the expanded operations of a larger and more complex company. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of operational and cost synergies; however, we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. We may also incur substantial time and expense in connection with the integration of new acquisitions. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from planned acquisitions may be offset by costs incurred to, or delays in, integrating the businesses. Additionally, integration challenges could also divert management’s attention from ongoing operations and opportunities.

We may not accurately estimate the benefits or synergies to be realized from the senior living communities and businesses we acquire.
Our expected benefits and synergies from new acquisitions may not be realized if our estimates regarding such acquisitions are materially inaccurate or if we fail to identify operating problems or liabilities prior to closing. The accuracy of our assessments of new acquisitions and our estimates are inherently uncertain. There could also be healthcare, regulatory, environmental, or other problems that were not discovered in the course of our due diligence and inspections. If problems are identified after closing of an acquisition, our agreements related to such acquisition may provide for limited recourse against the seller of the acquired properties or businesses.

Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations, and disputes between us and our partners.
We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; and that our joint venture partners may have competing interests in our markets that could create conflicts of interests.
In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted at a time when we would otherwise prefer to sell it, and the market for our such interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
Approximately 89.9% of our total resident revenues from communities that we operated were attributable to private pay sources and approximately 10.1% of our resident revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2024. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial and credit markets, elevated interest rates, unemployment, decreased consumer confidence, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We have recently made the annual rate adjustment effective March 1, 2025 for our in-place private pay residents. Due to the highly competitive nature of the senior living services industry, if our residents do not have sufficient income, assets, or other resources required to pay the increased rates associated with our services, these rate adjustments could result in attrition among our residents, which could negatively impact our occupancy, revenues, results of operations and cash flows.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.
We rely on reimbursement from government programs for a portion of our revenues. For the year ended December 31, 2024, Medicaid reimbursements represented approximately 10.1% of our resident revenues from communities that we operated. Revenues from Medicaid have, and are expected to continue to, come under pressure due to reimbursement cuts and state budget shortfalls and changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies may result in a reduction in our revenue relating to such government programs. For example, amendments to Indiana’s Medicaid Waiver program went into effect on July 1, 2024 that have resulted in significant waitlists for eligibility for both new program recipients and previous recipients with errors in the annual eligibility redetermination process, which has resulted in a reduction in our revenue from Medicaid reimbursements in Indiana. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. In addition, if a partial or total federal or state government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, and state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flow may be materially affected.

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
The cybersecurity risks to our Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptography and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, ransomware attacks, data extortion attempts, hacking, social engineering, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. Additionally, the use of artificial intelligence (“AI”) by us or our business partners may create new cybersecurity vulnerabilities, including those which may not be recognized at the time, and malicious actors may employ AI to aid in launching more sophisticated and effective cybersecurity incidents. As cyber threats continue to evolve, such as threats related to AI, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks, or incidents. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies, such as AI and machine learning, may make it more difficult to implement protective measures to recognize, detect and prevent the occurrence of data breaches, including, but not limited to, cybersecurity breaches.
In addition, we rely on software support of third parties to secure and maintain our information systems and data. Our inability, or the inability of these third parties, to continue to maintain and upgrade our information systems could disrupt or reduce the efficiency of our operations. We or our third-party service providers may experience unexpected power losses, computer system failures, or data network disruptions, negatively impacting the systems or solutions we depend on. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.
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
We maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure. However, our insurance coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2024. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our financial statements and investor confidence in us and, as a result, the value of our common stock.
In connection with the preparation of our financial statements for the year ended December 31, 2024 and as more fully described in Item 9A of this Annual Report on Form 10-K, we identified that the Company’s system user access controls for certain financial systems, including provisioning and user access review, were not operating effectively. Moreover, the lack of effective user access controls caused insufficient restriction of user and privileged access to our payroll system and data, resulting in a lack of segregation of duties for certain user roles. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness and has not been remediated. While we are working to remediate this material weakness through the implementation of our remediation plan, no assurance can be provided that the measures we have taken and will take in the future will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses. If the steps we take do not remediate the material weakness in a timely manner, or at all, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.
In addition, as disclosed in previous filings for the year ended December 31, 2023, and for all the interim quarterly filings during 2024 and 2023, we identified a material weakness in our internal control over financial reporting which was remediated during the year ended December 31, 2024. Prior to such remediation, our financial statement close process controls did not consistently operate effectively to ensure account reconciliations and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis. Additionally, we identified deficiencies with our revenue transaction cycle during the year ended December 31, 2023. Prior to remediation, these control deficiencies could have resulted in a material misstatement of our accounts or disclosures that would not have been prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constituted a material weakness for all the interim quarterly filings during 2024 and 2023 and the filing for the year ended December 31, 2023.
If we fail to remediate our existing material weakness, identify any other material weakness, or are unable to conclude on an ongoing basis that we have effective internal controls over financial reporting, then our financial statements may be adversely impacted and investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, cause us to fail to meet our reporting obligations in the future, and could impact our ability to raise additional financing if needed in the future.

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
In addition, our insurance policies must be renewed annually. Based upon poor loss experience and the impact of pandemics, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market or reduced the level of coverage offered, and those remaining have increased premiums and deductibles substantially. Therefore, we cannot assure that we will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.

Damage from catastrophic weather and other natural events, including climate change, could result in losses and adversely affect us and certain of our residents.
A certain number of our properties are located in areas that have experienced, and may experience in the future, catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, freeze events in warmer climates, flooding or other severe weather. These events have intensified in recent years and could result in some of our communities losing access to electricity, gas, water and other utilities for a period of time, and could also result in increased electricity and other utility expenses. Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities. We maintain insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events. However, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, intensifying natural disasters, climate change and extreme weather events, coupled with the current economic climate, have directly affected the availability of insurance premiums, deductibles and the capacity insurers are willing to underwrite, which may lead to an increase of our cost of insurance, a decrease in our anticipated revenues from an affected senior living community and a loss of all or a portion of our investment in an affected senior living community.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, including severe weather conditions or natural disasters, or the physical effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
We have a high concentration of communities in various geographic areas, including the states of Texas, Indiana, Ohio and Wisconsin, which we estimate represented approximately 23%, 17%, 19%, and 9%, respectively, of our resident revenues for the year ended December 31, 2024. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, including severe weather conditions or natural disasters, the physical effects of climate change, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions, including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, freeze events in warmer climates, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters, including sustainability-related laws such as emissions reduction, could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

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

We cannot predict the potential emergence and effects of a severe cold and flu season or a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity.
Our business and operations are exposed to risks from, severe cold and flu seasons or the occurrence of other epidemics, pandemics, widespread illnesses or public health crises, as occurred during the height of the COVID-19 pandemic. A future epidemic, pandemic, widespread illness or public health crisis could adversely impact our occupancy levels, revenues, expenses and operating results at our communities. We have been required, and we may in the future be required, to restrict or limit access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions, which could cause a decline in the occupancy levels at our communities and negatively impact our revenues and operating results.
Further, pandemics, epidemics or outbreaks could again exacerbate existing workforce shortages and costs and require us to incur significant additional operating costs and expenses in order to care for our residents, including costs to acquire additional personal protective equipment, cleaning and disposable food services, testing of our residents and employees, and enhanced cleaning and environmental sanitation costs.
In general, the future course and impacts of a pandemic, epidemic or outbreak of an infectious disease on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, among others, the duration, severity and trajectory of the illness, including the possible spread of potentially more contagious and/or virulent forms of the infection, future economic conditions, as well as the impact of government actions and administrative regulations on the senior living industry and broader economy, including through stimulus efforts, the development, availability and widespread use of effective medical treatments and vaccines, the imposition of public safety measures, and perceptions regarding the safety of senior living communities during and after the pandemic.

Our approach to AI presents risks and challenges that could impact our business and could adversely affect our business.
AI presents risks and challenges that could impact our business, including perceived breaches or privacy or security incidents related to the use of AI. We are integrating generative AI tools into certain of our systems and our third-party business partners, including residents and vendors, as well as our competitors, may also develop or use such tools. Our ongoing efforts to comply with privacy and data protection laws, as well as initiatives to comply with new legal regulations relating to privacy, data protection, and AI, impose significant costs and challenges that are likely to increase over time. AI solutions and features may become more important to our operations or to our future growth over time. Recent developments in AI, such as generative or agentic AI, may accelerate or exacerbate these effects, and industry trends and consumer expectations may influence the pace at which AI solutions are used in our business operations. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. In addition, the providers of our or our business partners’ AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance and transparency, among others, which could inhibit our or our or our business partners’ ability to maintain an adequate level of functionality or service. Our business partners may also incorporate AI into their products and services without disclosing such use to us or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our business partners could produce inaccurate or unexpected results or behaviors that could harm our reputation, business, customers, or stakeholders. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the U.S. and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely impact our results of operations.
Risks Related to Human Capital
A significant increase in our labor costs or labor shortages could have a material adverse effect on us.
We compete with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled personnel responsible for providing resident care. In light of labor shortages for medical and non-medical workers in many geographic areas, we may increasingly compete to attract qualified and experienced employees. We could encounter increased competition in the future that could limit our ability to attract residents and employees or expand our business. We rely upon the quality of our staff as a means to differentiate our services from other providers. A shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. We also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We experienced pressures associated with the intensely competitive labor environment during 2023, which continued throughout 2024. The United States’ unemployment rate remained at or below 4.2% each month during 2024 and 2023, and many states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open line-level positions timely. To cover existing open positions, during 2023 and continuing into 2024, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our consolidated community portfolio the labor component of our operating expense increased approximately $15.7 million, or 14.1%, during 2024 compared to 2023. These increases primarily resulted from filling our open positions, merit and market wage rate adjustments, more hours worked with higher occupancy during 2024, and an increase in the use of premium labor, primarily overtime. For 2025, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described, changes to immigration laws, and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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
Under the Americans with Disabilities Act of 1990, as amended, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. We believe that our communities are substantially in compliance with present requirements or are exempt therefrom. However, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance could be substantial.
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

We are subject to a wide variety of federal, state and local employment-related laws and regulations, including, for example, those that govern occupational health and safety requirements, wage and hour requirements, equal employment opportunity obligations, leaves of absence and reasonable accommodations, employee benefits and the right of employees to engage in protected concerted activity (including union organizing). Because labor represents a large portion of our operating expenses, changes in federal, state and local employment-related laws and regulations, including immigration laws, could increase our cost of doing business. Furthermore, any failure to comply with these laws can result in significant protracted litigation, government investigation, penalties or other damages that could have an adverse effect on our financial condition, results of operations, and cash flow.
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
In November 2021, we issued 41,250 shares of our Series A Preferred Stock to affiliates of Conversant Capital LLC. The holders of our Series A Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis. As of December 31, 2024, the Conversant Investors collectively owned a majority of the voting power of the Company’s issued and outstanding securities.
Pursuant to our investor rights agreement, Conversant Fund A is entitled to designate four individuals to be appointed to the Company’s board of directors, (which will increase to five individuals on May 3, 2025), including the Chairperson, and Silk Partners LP is entitled to designate two individuals to be appointed to the Company’s board of directors, in each case so long as they and their respective permitted transferees and affiliates maintain minimum aggregate holdings of our stock as described in further detail in the investor rights agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these stockholders and their respective director designees may differ from the interests of our security holders as a whole or of our other directors.
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
In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 11.0% per annum, compounding quarterly. Any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the years ended December 31, 2024 and 2023, accrued and unpaid dividends of $2.7 million and $5.0 million, respectively, were added to the liquidation preference of the Series A Preferred Stock, which will be payable under the redemption features. During the year ended December 31, 2024, the Company declared and paid $2.8 million cash dividends on the Series A Preferred Stock.
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
Risks Related to Other Market Factors
Various factors, including general economic conditions such as elevated labor costs, could adversely affect our financial performance and other aspects of our business.
General economic conditions, such as elevated labor costs due to shortages of medical and non-medical staff, competition in the labor market, increased costs of salaries, wages and benefits, and immigration laws, the consumer price index, commodity costs, fuel and other energy costs, supply chain disruptions, increased insurance costs, tariffs, elevated interest rates and tax rates, affect our facility operating, general and administrative, and other expense. We have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions and the related impact on available credit may affect us and our business partners, landlords, counterparties and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage operating costs, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to the labor force available to us and other factors, including government regulations. In some geographic areas, the scarcity of specialized medical personnel, experienced senior care professionals and other workers has impacted, and may continue to impact, our operations by increasing our labor and operating costs. Labor shortages may also impact our ability to comply with minimum staffing requirements under applicable federal and state regulations. Failure to comply with these requirements can, among other things, jeopardize a senior living community’s compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a senior living community is determined to be out of compliance with these requirements, it may be subject to fines and other regulatory penalties, including the suspension of resident admissions, the termination of Medicaid participation or the suspension or revocation of licenses.

Future sales of equity securities by us or certain stockholders may adversely affect the market price of our common stock.
We have increased, and may again in the future, attempt to increase, our capital resources by offering additional equity securities. During 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock to certain of our largest stockholders, including the Conversant Investors, at a price of $9.50 per share, we issued and sold an aggregate of 667,502 shares of our common stock pursuant to our At-the-Market Sales Agreement with Mizuho Securities USA LLC, and we issued and sold 4,830,317 shares of our common stock in an underwritten public offering at a public offering price of $27.00 per share. Additional equity offerings, including sales under our ATM Sales Agreement, may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. Our decision to issue equity securities in a future offering will depend on market conditions and other factors, some of which are beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their holdings in our Company.
Further, we have registered the resale of shares of common stock issued to certain stockholders that are either outstanding or issuable upon conversion of Series A Preferred Stock and the exercise of outstanding warrants. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While we cannot predict the size of future resales or offerings of our common stock, if there is a perception that such resales or offerings could occur, or if the holders of our securities registered for resale sell a large number of the registered securities, the market price for our common stock could be adversely affected.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the year ended December 31, 2024, our common stock traded at a low of $8.65 and a high of $34.26. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects.
As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•changes in earnings estimates or recommendations by securities analysts who track our common stock;
•market and industry perception of our success, or lack thereof, in pursuing our strategies;
•strategic actions by us or our competitors, such as acquisitions or joint ventures;
•our ability or inability to raise additional capital and the terms on which we raise it;
•changes in accounting standards, policies, guidance, interpretations or principles;
•arrival and departure of key personnel;
•changes in our capital structure;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders, including Conversant and Silk;

•changes in general market, industry, economic and political conditions in the U.S. and global economies or financial markets; and
•other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions.
Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

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

We may issue debt and preferred equity securities or securities convertible into preferred equity securities, any of which may be senior to our common stock as to distributions and in liquidation.
In the future, we may issue additional debt or preferred equity securities or securities convertible into or exchangeable for preferred equity securities, or we may enter into debt-like financing that is unsecured or secured by any or all of our properties. Such securities may be senior to our common stock as to distributions. In addition, in the event of our liquidation, our lenders and holders of our debt and preferred equity securities would receive distributions of our available assets before distributions to the holders of our common stock.

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

ITEM 2.    PROPERTIES.
Our executive and administrative offices are located at 14755 Preston Road, Suite 810, Dallas, Texas 75254, and consist of approximately 12,723 square feet. Our lease on the premises extends through April 30, 2028 with a three-year extension option.
As of December 31, 2024, we owned, managed, or invested in the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information and Holders of the Registrant’s Common Equity and Related Stockholder Matters.
Market Information and Holders
The Company’s shares of common stock are listed for trading on the New York Stock Exchange under the symbol “SNDA.” As of March 13, 2025, there were 39 known registered stockholders of record of the Company’s common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	809,209
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	809,209
(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
No activity as of December 31, 2023. During the first quarter of 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock to certain of our largest stockholders, including the Conversant Investors, at a price of $9.50 per share for gross proceeds of approximately $47.8 million. We used approximately $15.4 million of the proceeds from the 2024 Private Placement to fund the remaining cash portion of the purchase price for a buyback of certain of our mortgages. We used the remaining proceeds from the 2024 Private Placement for capital expenditure projects at our senior living communities, working capital, acquisitions and other general corporate purposes.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Total at September 30, 2024	32,941	$104.10	32,941	$6,570,222
October 1 – October 31, 2024	—	—	—	6,570,222
November 1 – November 30, 2024	—	—	—	6,570,222
December 1 – December 31, 2024	—	—	—	6,570,222
Total at December 31, 2024	32,941	$104.10	32,941	$6,570,222
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

Overview
The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2024 and 2023, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.
The Company is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company primarily provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of their resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care that may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of December 31, 2024, the Company owned, managed, or invested in 94 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents, including 81 owned senior housing communities (including four owned through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company managed on behalf of a third party.

Recent Acquisitions
Cincinnati Acquisition

In December 2024, the Company closed on the acquisition of an unoccupied single senior living community located in Cincinnati, Ohio for a purchase price of $16.3 million. Sonida funded the transaction with $18.3 million of senior mortgage debt, including $2.0 million for capital expenditure investment into the facility, which is expected to be utilized to furnish and update the community prior to opening. The non-recourse mortgage has an 84-month term and 24-month interest waiver to support lease-up and stabilization, with a 3% fixed-interest-only rate thereafter.
The asset acquisition was recorded at relative fair value. The Company recorded $16.4 million in “Property and equipment, net” for tangible assets purchased in the Company’s consolidated balance sheets.
Atlanta Acquisition
In October 2024, the Company entered into a purchase and sale agreement (“Atlanta PSA”) to acquire 2 senior living communities in the Atlanta, Georgia market for $29.0 million. On November 1, 2024, the Company closed on the acquisition of these 2 senior living communities. The asset acquisition was recorded at relative fair value. The Company recorded

$24.7 million in “Property and equipment, net” for tangible assets purchased; $4.8 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below-market leases in the Company’s consolidated balance sheets.
Palm Acquisition
In August 2024, the Company entered into eight asset purchase agreements (the “Palm PSAs”) with various affiliates of Principal Senior Living Group, pursuant to which the Company acquired eight senior living communities (collectively, the “Palm Communities”) for an aggregate cash purchase price of $102.9 million (such acquisition, the “Palm Acquisition”). The Company closed on the Palm Acquisition on October 1, 2024. Five of the Palm Communities are located in Florida and the other three Palm Communities are located in South Carolina.
The asset acquisition was recorded at relative fair value. The Company recorded $89.2 million in “Property and equipment, net” for tangible assets purchased; $15.6 million in “Intangible assets, net” for in-place leases; and $0.4 million in “Other long-term liabilities” for below-market leases in the Company’s consolidated balance sheets.
Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. In May 2024, the Company closed on the acquisition and entered into a mortgage loan totaling $9.4 million. The Company purchased a Secured Overnight Financing Rate (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 8–Debt” and “Note 14–Fair Value.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other liabilities” for below-market leases for this acquisition in our consolidated balance sheet.
Recent Investments
Investment in Consolidated VIE
On July 1, 2024, the Company entered into two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JVs acquired these communities for a purchase price of $32.8 million plus transaction costs of $0.1 million for net cash of $11.2 million and financing of $21.7 million of senior mortgage debt. The Company is a 51% owner in the Palatine JVs.
The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its condensed consolidated financial statements for the period ended December 31, 2024. The Company manages the 4 Palatine JV communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and on other customary terms and conditions.
The asset acquisition was recorded at fair value. The Company recorded $27.5 million in “Property and equipment, net” for tangible assets purchased; $5.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other liabilities” for below market leases in the Company’s condensed consolidated balance sheets.
Investment in Stone Unconsolidated Entity
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC (the “Stone JV”) for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, the Stone JV purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the Stone JV and owns 67.29% of the entity as of December 31, 2024. Sonida owns a 32.71% noncontrolling interest in the Stone JV as of December 31, 2024, which was acquired through cash contributions in connection with the closing. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and on other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the Stone JV and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV was $10.9 million, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet as of December 31, 2024.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the year ended December 31, 2024, there were no impairments.
New Management Agreements
The Company has property management agreements with a third-party owner pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. During June 2024 the Company executed management agreements to assume the management of two communities owned by a third party. During August 2024 the Company executed management agreements to assume the management of one community owned by a third party.

Recent Financing and Corporate Transactions
2024 and 2023 Fannie Mae Loan Modifications
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amends the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s 37 senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extend the maturity dates of each 2024 Loan Agreements from December 1, 2026 to January 1, 2029 in exchange for $10 million of scheduled principal paydowns on the 2024 Loan Agreements, which included a $2 million paydown made at closing and a series of $2 million, $3 million and $3 million due in November 2025, 2026 and 2027, respectively.
In June 2023, we entered into a forbearance agreement (“Fannie Forbearance” and “Fannie Forbearance Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) for all 37 of its encumbered communities. Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by us during the forbearance period. In connection with the Fannie Forbearance, we made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage loan agreements with Fannie Mae by October 2023 under proposed loan modification agreements, as defined in the Fannie Forbearance (“Loan Modification Agreements”).
We entered into Loan Modification Agreements with Fannie Mae in October 2023. Some of the material terms of the Loan Modification Agreements are as follows:
• Maturities on 18 community mortgages, ranging from July 2024 to December 2026, were extended to December 2026 (and were subsequently extended to January 2029, as described below). The remaining 19 communities under the MCF have existing maturities in January 2029.
• We were not required to make scheduled principal payments due under the 18 community mortgages and 19 communities under the MCF through the initially revised maturity date of December 2026 or 36 months from the Fannie Forbearance Effective Date, respectively.
• The monthly interest rate was reduced by a 1.5% weighted average on all 37 communities for 12 months from the Fannie Forbearance Effective Date and deferred until it was contractually waived in June 2024, when the “Fannie Interest Abatement Period” expired because of the Company’s compliance with certain required default covenants.
• We were required to make a second principal payment of $5.0 million with respect to the Fannie Mae debt, which was paid in June 2024 on the one-year anniversary of the Fannie Forbearance Effective Date.
2024 Community Mortgage Loans
On December 31, 2024, as part of the Cincinnati Acquisition, the Company entered into a non-recourse mortgage loan of $18.3 million for a term of 84-months and 24-month interest waiver with a 3% fixed-interest-only rate thereafter.

In May 2024, as part of the Macedonia Acquisition, the Company entered into a $9.4 million mortgage loan with a 60-month term and a variable interest rate equal to 1-month SOFR plus 2.00% margin. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Texas Loan Modification
In August 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas, pursuant to which, among other things, the Company received an option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal. On November 1, 2024, the Company paid $18.3 million for the Texas DPO which was financed with funds received from our Credit Facility. The Texas DPO represents a discount of 36% on the total principal outstanding for which the Company recognized a gain on debt extinguishment of $10.4 million for the year ended December 31, 2024.
Notes Payable - Consolidated VIE
In connection with the purchase of the Palatine JVs in July 2024, the Palatine JV assumed $21.7 million of mortgage debt with several lenders. The mortgages have a weighted average interest rate of 7.2% and have terms ranging from 2025 through 2029. As of December 31, 2024, $21.7 million relating to this debt assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.
In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. During the year ended December 31, 2024, the Company borrowed $68.7 million under the Credit Facility, at a weighted average interest rate of 7.3%, which was secured by two of the Company’s previously unencumbered senior living communities and ten newly acquired communities. The Company repaid $8.7 million of the borrowing during the year ended December 31, 2024 and $60.0 million borrowings were outstanding as of December 31, 2024.
2024 Loan Purchase and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). In February 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender which loans were secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by the concurrent expansion of the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million (as described below) and the remainder was funded by proceeds from the 2024 Private Placement, as described below. The 2024 Loan Purchase and Ally Term Loan expansion reduced notes payable by $49.6 million and resulted in a gain on debt extinguishment totaling $38.1 million.
2024 and 2023 Ally Loan Amendments
In May 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement (“Ally Term Loan”). Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5% of the outstanding principal balance, respectively.
In February 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Ally Third Amendment required expanded monthly payments into both the Waiver Principal Reserve Account and the IRC Reserve by approximately $36,000 and amount to match the notional amount required under the increased Ally Term Loan. Additionally, the Company made a one-time payment to the debt service reserve (“Ally Debt Service Reserve”) of $0.4 million. The expanded Ally Term Loan was secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
In June 2023 and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank. Under the terms of the Second Amended Ally Guaranty, Ally granted the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the liquid assets minimum requirement of $13.0 million for a 12-month period, which expired on December 31, 2024. Additionally, the Company was required to make monthly payments of approximately $117,000 through an Ally controlled escrow (“Waiver Principal Reserve”), as well as a $2.3 million payment to an interest rate cap reserve account (“IRC Reserve”) held by Ally, which represented the quoted cost of a one-year interest rate cap on the full notional value of the Ally Term Loan. With the expiration of Limited Payment Guaranty Waiver on December 31, 2024, the Company ceased its monthly payments into both the Waiver Principal Reserve Account and the IRC Reserve.
For additional information regarding the Company’s recent financing transactions described above, see “Note 8—Debt.”
Public Offering
In August 2024, the Company entered into an underwriting agreement providing for the offer and sale (the “Offering”) by the Company, and the purchase by the underwriters, of 4,300,000 shares of the Company’s common stock, at a price to the public of $27.00 per share. The Company also granted a 30-day option to the underwriters to purchase up to an additional 645,000 shares of common stock on the same terms as above. During August 2024, the Company raised $124.1 million in total net proceeds from the Offering: an initial $110.4 million of proceeds on the sale of 4,300,000 shares and an additional $13.7 million on 530,317 shares, pursuant to the partial exercise of the underwriters’ 30-day option.
At-the-Market Equity Offerings
In April 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Mizuho Securities USA LLC, as sole sales agent. Pursuant to the ATM Sales Agreement in which the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million (the “Shares”) through its Agent. The ATM Sales Agreement provides that the Mizuho will be entitled to receive a commission of up to 3% of the gross proceeds from the sale of the shares in a transaction.
During 2024, the Company sold an aggregate of 667,502 shares pursuant to the ATM Sales Agreement for net proceeds of $18.7 million, after applicable commissions.
2024 Private Placement Transaction
On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with affiliates of Conversant Capital, LLC and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share. The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase.

Significant Financial and Operational Highlights
Operations
The Company derives its revenue primarily by providing senior living and healthcare services to seniors. During the year ended December 31, 2024, the Company generated resident revenue of approximately $267.8 million compared to resident revenue of approximately $232.0 million in the prior year, representing an increase of approximately $35.8 million. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and additional communities acquired in 2024.

Weighted average occupancy for the year ended December 31, 2024 for the communities owned by the Company excluding 2024 acquisitions was 86.4% as compared to a weighted average occupancy for the year ended December 31, 2023 of 84.6%, reflecting continued occupancy growth. The average monthly rental rate for these owned communities for the year ended December 31, 2024 was 5.9% higher when compared to the year ended December 31, 2023.
Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee and on other customary terms and conditions. The Company managed 13 and ten communities on behalf of a third party during the years ended December 31, 2024 and 2023, respectively. The Company managed four communities on behalf of an unconsolidated joint venture and four communities of consolidated joint ventures during the year ending December 31, 2024 and none during the prior year period.
Critical Accounting Estimates
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

Acquisitions of Senior Living Communities
Upon the acquisition of new senior living communities, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their fair values using Level 3 inputs at the date of acquisition. There is judgement involved when determining the fair value of land and building values, including the selection of key assumptions in the valuation models based on estimated replacement costs, market rental rates, and capitalization rates, which are primarily unobservable inputs. We have estimated the value and economic lives of certain tangible assets based on historical information, industry estimates and averages, which are used to calculate depreciation and amortization expense. If the subsequent actual results and updated projections of the underlying business activity change, compared with the assumptions and projections used to develop these values, we could experience impairment charges. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Long-Lived Assets and Impairment
The Company continuously reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information to determine whether impairment indicators exist. If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we estimate fair value of the asset group and record an impairment loss when the carrying amount exceeds fair value.
To estimate fair value management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, future cash flows of each property during our estimated holding period, and estimated capitalization rates. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the year ended December 31, 2023, which related to one owned community. There were no impairments on long-lived assets during the year ended December 31, 2024.

New Accounting Pronouncements
See “Note 2–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
Results of Operations
The following table includes our Consolidated Statements of Operations data in thousands of dollars and expressed as a percentage of total revenues for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024		2023
(in thousands)	$	%	$	%
Revenues:
Resident revenue	$267,849	88.0	$232,032	90.9
Management fees	3,381	1.1	2,191	0.9
Managed community reimbursement revenue	33,096	10.9	21,099	8.3
Total revenues	$304,326	100.0%	$255,322	100.0%
Expenses:
Operating expense	202,015	66.4	177,323	69.5
General and administrative expense	39,997	13.1	32,198	12.6
Depreciation and amortization expense	44,051	14.5	39,888	15.6
Long-lived asset impairment	—	—	5,965	2.3
Managed community reimbursement expense	33,096	10.9	21,099	8.3
Total expenses	319,159	*	276,473	*
Other income (expense):
Interest income	1,681	0.6	608	0.2
Interest expense	(36,990)	(12.2)	(36,118)	(14.1)
Gain on extinguishment of debt, net	48,536	15.9	36,339	14.2
Loss from equity method investment	(895)	(0.3)	—	—
Other expense, net	(540)	(0.2)	(532)	(0.2)
Loss before provision for income taxes	(3,041)	(1.0)	(20,854)	(8.2)
Provision for income taxes	(239)	(0.1)	(253)	(0.1)
Net loss	$(3,280)	(1.1)%	$(21,107)	(8.3)%
Less: Net loss attributable to noncontrolling interests	1,221	0.4	—	—
Net loss attributable to Sonida shareholders	$(2,059)	(0.7)%	$(21,107)	(8.3)%

* Represents a percentage in excess of 100%.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenues
Resident revenue for the year ended December 31, 2024 was $267.8 million as compared to $232.0 million for the year ended December 31, 2023, an increase of $35.8 million, or 15.4%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and 16 additional consolidated communities acquired during 2024 (including one unoccupied community). Weighted average occupancy for the year ended December 31, 2024 for the communities owned by the Company excluding 2024 acquisitions was 86.4% as compared to a weighted average occupancy for the year ended December 31, 2023 of 84.6%, reflecting continued occupancy growth. The average monthly rental rate for these owned communities for the year ended December 31, 2024 was 5.9% higher when compared to the year ended December 31, 2023.
Management fee revenue for the year ended December 31, 2024 increased by $1.2 million as compared to the year ended December 31, 2023, primarily as a result of managing more communities in 2024.

Managed community reimbursement revenue for the year ended December 31, 2024 was $33.1 million as compared to $21.1 million for the year ended December 31, 2023, representing an increase of $12.0 million, or 56.9%. The increase was primarily a result of managing three more third-party and four unconsolidated joint venture communities during the year ended December 31, 2024.
Expenses
Operating expenses for the year ended December 31, 2024 were $202.0 million as compared to $177.3 million for the year ended December 31, 2023, an increase of $24.7 million. The increase is primarily attributable to the increase in labor costs of $15.7 million and an increase in other variable operating expenses of $5.3 million as a result of increased occupancy in the Company's same store communities and 16 new consolidated communities (including one unoccupied community acquired on December 31, 2024) as compared to the prior year.
General and administrative expenses for the year ended December 31, 2024 were $40.0 million as compared to $32.2 million for year ended December 31, 2023, an increase of $7.8 million, or 24.2%. The increase is due to a $6.6 million increase in labor costs to support the Company's 2024 acquisitions and a $1.6 million increase in stock-based compensation expense, partially offset by a $0.4 million decrease in other costs.
During the year ended December 31, 2024, there were no impairments on long-lived assets. During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $6.0 million related to one owned community with decreased cash flow estimates as a result of recurring net operating losses.
Managed community reimbursement expense for the year ended December 31, 2024 was $33.1 million as compared to $21.1 million for the year ended December 31, 2023, an increase of $12.0 million, or 56.9%. The increase was primarily a result of managing more communities during the year ended December 31, 2024 as compared to the prior year period.
Other income and expense
Interest income generally reflects interest earned on the investment of cash balances and escrow funds or interest associated with certain income tax refunds or property tax settlements. Interest income increased by $1.1 million compared to the prior year primarily due to an average increased investment balance in money market accounts.
Interest expense for the year ended December 31, 2024 was $37.0 million as compared to $36.1 million for the year ended December 31, 2023, an increase of $0.9 million, or 2.4%, due to the incremental borrowings associated with the Company's 2024 community acquisitions, partially offset by a decrease in the Company's SOFR-based variable rate debt.
Gain on extinguishment of debt for the year ended December 31, 2024 was $48.5 million related to the derecognition of notes payable and liabilities as a result of the 2024 Loan Purchase and the Texas DPO from two of our lenders. Gain on extinguishment of debt for the year ended December 31, 2023 was $36.3 million related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt.
Net loss
As a result of the foregoing factors, the Company reported net loss of $3.3 million for the year ended December 31, 2024, compared to net loss of $21.1 million for the year ended December 31, 2023.

Liquidity and Capital Resources
In addition to approximately $17.0 million of unrestricted cash balance as of December 31, 2024, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our secured Credit Facility, proceeds from equity offerings, including sales of common stock under our ATM Sales Agreement, and proceeds from debt refinancings or loan modifications. During 2023, we entered into loan modifications with Fannie Mae, an amendment with Ally Bank, including a revised Limited Payment Guaranty, and an equity commitment with Conversant. During 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of approximately 5.0 million shares of our common stock to several of our shareholders for gross cash proceeds of $47.8 million, which enabled us to purchase all the Company's debt then outstanding with a certain lender at a substantial discount, as well as fund future working capital and growth initiatives. Additional financing of $24.8 million for the debt purchase was provided by an expansion of the Company’s existing Ally Bank term loan. In addition, during April 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000. As of December 31, 2024, the Company has received $18.7 million in net proceeds from the ATM sales. During August 2024, the Company completed a public offering and issued 4.8 million shares of common stock for net proceeds of $124.1 million, after deducting underwriting discounts and commissions and the Company’s offering expenses. During August 2024, the Company entered into a Credit Facility in which borrowing availability is determined based upon the value of the senior living communities. As of December 31, 2024, the Company had outstanding borrowings under its Credit Facility of $60.0 million. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. See “Note 8–Debt” and “Note 9–Securities Financing” in the Notes to Consolidated Financial Statements.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Years Ended December 31,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$(1,782)	$10,683	$(12,465)
Net cash used in investing activities	(208,923)	(16,562)	$(192,361)
Net cash provided by (used in) financing activities	232,042	(7,113)	239,155
Increase (decrease) in cash and cash equivalents	$21,337	$(12,992)	$34,329
Operating activities
Net cash used in operating activities for the year ended December 31, 2024 was $1.8 million as compared to net cash provided by operating activities of $10.7 million for the year ended December 31, 2023. The change of $12.5 million is primarily due to the settlement of accounts payable and accrued expenses during the year ended December 31, 2024 compared to the prior year. Additionally, we received grants of $2.9 million in the year ended December 31, 2023 from state departments due to financial distress impacts of the coronavirus. No such grants were received during 2024.
Investing activities
The net cash used in investing activities for the year ended December 31, 2024 was $208.9 million primarily due to $172.5 million for acquisitions of new communities, $25.2 million due to ongoing capital improvements and refurbishments, and $22.4 million in investments in unconsolidated entities, partially offset by a return on investment of $10.6 million in our unconsolidated entities in connection with its subsequent financing. The net cash used in investing activities for the year ended December 31, 2023 was primarily due to ongoing capital improvements and refurbishments at the Company’s senior housing communities of $17.9 million, partially offset by the proceeds from sale of assets of $1.4 million.

Financing activities
The net cash provided by financing activities for the year ended December 31, 2024 of $232.0 million was primarily due to net proceeds from the issuance of common stock of $190.5 million, proceeds from our Credit Facility of $68.7 million, proceeds of $56.0 million from notes payable, and proceeds from noncontrolling investors of $7.8 million, partially offset by repayments of notes payable of $72.0 million, repayments of our Credit Facility of $8.7 million, deferred loan costs paid of $3.7 million, purchase of derivative assets of $3.3 million, and dividends paid of $2.8 million. The net cash used in financing activities for the year ended December 31, 2023 of $7.1 million was primarily due to repayments of notes payable of $13.8 million, purchase of derivative assets of $2.4 million, and deferred financing costs paid of $0.8 million, partially offset by proceeds of $10.0 million from equity draws under the equity commitment. See “Note 8–Debt” and “Note 9–Securities Financing” in the Notes to Consolidated Financial Statements.
Debt Covenants
Certain of our debt agreements contain restrictions and financial covenants, such as those requiring us to maintain prescribed minimum debt service coverage ratios, in each case on a multi-community basis. The debt service coverage ratios are generally calculated as revenues less operating expenses, including an implied management fee, divided by the debt (principal and interest). Furthermore, our debt is secured by our communities and if an event of default has occurred under any of our debt, subject to cure provisions in certain instances, the respective lender would have the right to declare all of the related outstanding amounts of indebtedness immediately due and payable, to foreclose on our mortgaged communities and/or pursue other remedies available to such lender. We cannot provide assurance that we would be able to pay the debts if they became due upon acceleration following an event of default.
The Company was in compliance with all financial covenants of its outstanding indebtedness as of December 31, 2024.
Other Liquidity Factors
The continuation of the currently elevated inflationary environment could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurances that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.
Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 2.9% during 2024, as compared to an increase of 3.4% in 2023, with food and energy prices increasing approximately 200 basis points. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. For 2024 our non-labor operating expense on the same-store communities increased 2.4% as compared to the prior year. For 2025, we expect to continue to experience increases tied in to overall inflationary pacing.
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We began to experience pressures associated with the intensely competitive labor environment during 2022, which continued throughout 2023 and 2024. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. To cover existing open positions, during 2023 and continuing into 2024, we needed to rely on more expensive premium labor, primarily shift bonuses and overtime. The increase primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during 2024, and an increase in the use of premium labor, primarily shift bonuses and overtime. For 2025, we expect to continue to experience labor cost pressures as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment and the material weakness described below, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is ineffective based on those criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s system user access controls for certain financial systems, including provisioning and user access review, were not operating effectively. Moreover, the lack of effective user access controls caused insufficient restriction of user and privileged access to our payroll system and data, resulting in a lack of segregation of duties for certain user roles. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constitute a material weakness.
As permitted by guidance issued by the SEC, a recently acquired business may be omitted from management's report on internal control over financial reporting, management excluded an assessment of the internal controls of the following 2024 acquisitions from its evaluation of the effectiveness of our disclosure controls and procedures. We are in the process of integrating these acquisitions into our system of internal control over financial reporting.

•Atlanta Acquisition purchased in November 2024 and represented 4% of our consolidated total assets and 1% of total revenues for the year ended December 31, 2024.
•Palm Acquisition purchased in October 2024 and represented 12% of our consolidated total assets and 3% of total revenues for the year ended December 31, 2024.
•Palatine JV’s entered into July 2024 and represented 5% of our consolidated total assets and 2% of total revenues for the year ended December 31, 2024.
•Macedonia Acquisition purchased in May 2024 and represented 1% of consolidated total assets and 1% of total revenues for the year ended December 31, 2024.
The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.
Remediation Plan
We have developed the following plan for remediation of the material weakness. Control weaknesses are not considered remediated until enhanced internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process in 2025.

•Restrict user and privileged access to our payroll system to ensure appropriate segregation of duties.
•Further implement single sign-on user access for key financial systems.
•Enhance key financial system user access reviews to ensure the completeness and accuracy of users.
•Further review our system user access controls and implement additional review controls as deemed necessary.
Remediation of Previously Reported Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management had concluded the Company had a material weakness in internal control over financial reporting, specific to a) certain controls did not consistently operate effectively or lacked appropriate evidence, to ensure account reconciliations, transactions and journal entries were performed or reviewed at the appropriate level of precision and on a timely basis and b) identified deficiencies associated with its revenue transaction cycle. To remediate the material weakness, during the fiscal year ended December 31, 2024, we:
•Established a project team to review, evaluate and remediate the material weakness in internal controls over financial reporting.
•Implemented additional internal controls focused on addressing the material weakness in internal controls over financial reporting.
•Retained a third-party firm to validate the design of and test these new controls.
•Performed a complete evaluation of all controls as to design and operating effectiveness.
•Required a more robust review of the data, evidence of the completeness and retention of documentation.

During the three months ended December 31, 2024, the Company completed its testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that the material weakness has been effectively remediated as of December 31, 2024.
Changes In Internal Control Over Financial Reporting
Other than those implemented to address the previously identified material weakness as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Sonida Senior Living, Inc.
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Sonida Senior Living, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 17, 2025, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective system user access controls has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 on those consolidated financial statements.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Atlanta Acquisition, which was acquired in November 2024, the Palm Acquisition, which was acquired in October 2024, the Macedonia Acquisition, which was acquired in May 2024, and the acquisitions by the consolidated Palatine JV’s, which were acquired in July 2024, and which are included in the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. The Atlanta Acquisition constituted 4% of total assets and 1% of total revenues as of and for the year ended December 31, 2024. The Palm Acquisition constituted 12% of total assets and 3% of total revenues as of and for the year ended December 31, 2024. The Macedonia Acquisition constituted 1% of total assets and 1% of total revenues as of and for the year ended December 31, 2024. The Palatine JV’s constituted 5% of total assets and 2% of total revenues as of and for the year ended December 31, 2024. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions which were completed during various dates in 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.

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
/s/ BDO USA, P.C.
Dallas, Texas

March 17, 2025

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors,” “Board of Directors and Committees,” “Executive Officers,” and “General” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required under Item 11 is incorporated herein by reference to the information under the headings “Executive Compensation Tables” and “2024 Director Compensation” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 12 is incorporated herein by reference to the information under the headings “Principal Stockholders and Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under Item 13 is incorporated herein by reference to the information under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Committees” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

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

3.1.6
Sixth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Sonida Senior Living, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 21, 2024.)

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

3.2.2
Second Amendment to the Second Amended and Restated Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2024.)

3.3
Certificate of Designation, Rights and Privileges of Series A Convertible Preferred Stock, par value $0.01, of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

4.1†
2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.2†
First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3†
Amended and Restated Second Amendment to the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

4.4†
2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019)

4.5†
Amendment No. 1 to the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

4.6
Description of the Company’s securities (Incorporated by Reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2024.)

4.7†
Amendment No. 2 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 28, 2022.)

4.8†
Amendment No. 3 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 16, 2023.)

4.9†
Amendment No. 4 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2024.)

10.1†
Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.2†
Employment Agreement, dated as of March 26, 2021, by and between Capital Senior Living Corporation and David R. Brickman (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2021.)

10.3
Investor Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP and Silk Partners LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.4
Registration Rights Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.5
Warrant Agreement, dated as of November 3, 2021, by and among Capital Senior Living Corporation, Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

10.6†
Employment Agreement by and between Sonida Senior Living, Inc. and Kevin Detz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 19, 2022.)

10.7
Second Amendment to and Waiver Under Term Loan Agreement among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities dated June 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.8
Second Amended and Restated Limited Payment Guaranty by Sonida Senior Living, Inc. in favor of Ally Bank dated June 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 5, 2023.)

10.9
Waiver and Third Amendment to Master Credit Facility Agreement among Sonida Senior Living, Inc., Berkadia Commercial Mortgage LLC, Fannie Mae and affiliated borrower entities dated September 29, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 6, 2023.)

10.10
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

10.11
Omnibus Joinder Agreement and First Amendment to Term Loan Agreement and Other Loan Documents, by and between Sonida Senior Living, Inc. and Ally Bank on December 13, 2022 (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2023.)

10.12
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

10.13
At-The-Market Issuance Sales Agreement, dated April 1, 2024, by and between Sonida Senior Living, Inc. and Mizuho Securities USA LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2024.)

10.14
Form of Asset Purchase Agreement, dated August 12, 2024, by and between affiliates of Sonida Senior Living, Inc. and Principal Senior Living Group (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 15, 2024.)

10.15
Credit Agreement, dated July 24, 2024, among Sonida Senior Living, Inc. and BMO Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2024.)

10.16*†	Separation and Consulting Agreement, dated October 22, 2024, by and between Sonida Senior Living, Inc. and David R. Brickman

10.17*†	Amended and Restated Executive Employment Agreement, dated December 17, 2024, by and between Sonida Senior Living, Inc. and Brandon Ribar

10.18†
Omnibus Amendment to Multifamily Loan and Security Agreements, dated December 31, 2024, by and among each entity identified as a “Borrower” on Schedule 1 thereto, Sonida Senior Living, Inc., each entity identified as an “Original Lender” on Schedule 1 thereto, and Fannie Mae, the corporation duly organized under the Federal National Mortgage Association Charter Act (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 6, 2025.)

10.19*†	Form of Performance Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.20*†	Form of Restricted Stock Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.21*†	Form of Outside Director’s Restricted Stock Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.22*†	Form of Outside Director’s Restricted Share Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.23*†	Form of Shareholder Alignment Performance Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

19*	Sonida Senior Living, Inc. Policy on Insider Trading

21.1*	Subsidiaries of the Company

23.1*	Consent of BDO, USA P.C.

23.2*	Consent of RSM US LLP

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Sonida Senior Living, Inc. Compensation Recovery Policy (Incorporated by Reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2024.)

97.2*	Sonida Senior Living, Inc. Supplemental Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
_____________________________________
*Filed herewith.
† This exhibit constitutes a management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIDA SENIOR LIVING, INC.

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director

Date: March 17, 2025
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

Signature	Title	Date

/s/ BRANDON M. RIBAR	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 17, 2025
Brandon M. Ribar

/s/ KEVIN J. DETZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2025
Kevin J. Detz

/s/ DAVID W. JOHNSON	Chairman of the Board	March 17, 2025
David W. Johnson

/s/ NOAH R. BEREN	Director	March 17, 2025
Noah R. Beren

/s/ LILY H. DONOHUE	Director	March 17, 2025
Lily H. Donohue

/s/ ROBERT GROVE	Director	March 17, 2025
Robert Grove

/s/ BENJAMIN P. HARRIS	Director	March 17, 2025
Benjamin P. Harris

/s/ JILL M. KRUEGER	Director	March 17, 2025
Jill M. Krueger

/s/ SHMUEL S.Z. LIEBERMAN	Director	March 17, 2025
Shmuel S.Z. Lieberman

/s/ ELLIOT R. ZIBEL	Director	March 17, 2025
Elliot R. Zibel

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Sonida Senior Living, Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Sonida Senior Living, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2025 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisitions of Senior Living Communities

As discussed in Note 3, during the year ended December 31, 2024, the Company acquired 16 senior living communities for an aggregate purchase price of $194.2 million, including transaction costs. The acquisition of 12 senior living communities were accounted for as asset acquisitions and the Company recognized the assets acquired and liabilities assumed as of the acquisition date measured at their relative fair values. The Company recognized the assets acquired and liabilities assumed for the remaining four acquired senior living communities associated with the investment in the consolidated variable interest entity at their fair value.

We identified the Company’s estimate of the fair value of the assets acquired and liabilities assumed in the acquisition of the senior living communities as a critical audit matter because of the judgment used by management when determining the fair value of land, buildings, and in-place leases, including the selection of key assumptions in the valuation models such as comparable land sales, estimated replacement costs, market rental rates, discount rates and capitalization rates, which are primarily unobservable inputs. Auditing the fair value estimates involved a higher degree of auditor judgment due to the complexity of the valuation models and the nature and extent of audit effort required, including the use of personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in valuation to assess the fair value of certain acquired land by assessing the sales approach and comparing market data to management’s selected comparable sales.
•Utilizing personnel with specialized knowledge and skills in valuation to assess the fair value of certain acquired buildings by performing an independent cost approach and comparing the independently computed cost to build with management’s fair value determination.
•Utilizing personnel with specialized knowledge and skills in valuation to assess the overall fair value of certain properties and fair value of acquired in-place leases by assessing inputs used in the income approach and comparing market data to management’s selected market rental rates, discount rates and capitalization rates.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Dallas, Texas

March 17, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sonida Senior Living, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sonida Senior Living, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We served as the Company’s auditor from 2022 to 2024.

/s/ RSM US LLP
Dallas, Texas
March 27, 2024

SONIDA SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$16,992	$4,082
Restricted cash	22,095	13,668
Accounts receivable, net of allowance for credit losses of $7.9 million and $5.3 million, respectively	18,965	8,017
Prepaid expenses and other assets	4,634	4,475
Derivative assets	1,403	2,103
Total current assets	64,089	32,345
Property and equipment, net	739,884	588,179
Investment in unconsolidated entity	10,943	—
Intangible assets, net	24,526	622
Other assets, net	2,479	314
Total assets	$841,921	$621,460
Liabilities:
Current liabilities:
Accounts payable	$9,031	$11,375
Accrued expenses	45,024	42,388
Current portion of debt, net of deferred loan costs	15,486	42,323
Deferred income	5,361	4,041
Federal and state income taxes payable	243	215
Other current liabilities	470	519
Total current liabilities	75,615	100,861
Long-term debt, net of deferred loan costs	635,904	587,099
Other long-term liabilities	793	49
Total liabilities	712,312	688,009
Commitments and contingencies (Note 12)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of December 31, 2024 and 2023	51,249	48,542
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares — 15,000 as of December 31, 2024 and 2023; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares — 30,000 and 15,000 as of December 31, 2024 and 2023, respectively; 18,992 and 8,178 shares issued and outstanding as of December 31, 2024 and 2023, respectively	190	82
Additional paid-in capital	491,819	302,992
Retained deficit	(420,224)	(418,165)
Total Sonida shareholders’ equity (deficit)	71,785	(115,091)
Noncontrolling interest:	6,575	—
Total equity (deficit)	78,360	(115,091)
Total liabilities, redeemable preferred stock and equity (deficit)	$841,921	$621,460
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
	(In thousands, except per share data)
Revenues:
Resident revenue	$267,849	$232,032
Management fees	3,381	2,191
Managed community reimbursement revenue	33,096	21,099
Total revenues	304,326	255,322
Expenses:
Operating expense	202,015	177,323
General and administrative expense	39,997	32,198
Depreciation and amortization expense	44,051	39,888
Long-lived asset impairment	—	5,965
Managed community reimbursement expense	33,096	21,099
Total expenses	319,159	276,473
Other income (expense):
Interest income	1,681	608
Interest expense	(36,990)	(36,118)
Gain on extinguishment of debt	48,536	36,339
Loss from equity method investment	(895)	—
Other expense, net	(540)	(532)
Loss before provision for income taxes	(3,041)	(20,854)
Provision for income taxes	(239)	(253)
Net loss	(3,280)	(21,107)
Less: Net loss attributable to noncontrolling interests	1,221	—
Net loss attributable to Sonida shareholders	(2,059)	(21,107)

Dividends on Series A convertible preferred stock	(2,818)	—
Undeclared dividends on Series A convertible preferred stock	(2,707)	(4,992)
Net loss attributable to common stockholders	$(7,584)	$(26,099)

Per share data:
Basic net loss per share	$(0.54)	$(3.85)
Diluted net loss per share	$(0.54)	$(3.85)
Weighted average common shares outstanding — basic	14,109	6,786
Weighted average common shares outstanding — diluted	14,109	6,786

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
	(In thousands)
Net loss	$(3,280)	$(21,107)
Comprehensive Loss	(3,280)	(21,107)
Less: Comprehensive loss attributable to noncontrolling interests	1,221	—
Comprehensive Loss attributable to common stockholders	$(2,059)	$(21,107)

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Sonida's Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance as of December 31, 2022	6,670	$67	$295,277	$(397,058)	$—	$(101,714)
Issuance of common stock, net	1,068	11	9,989	—	—	10,000
Undeclared dividends on Series A convertible preferred stock	—	—	(4,992)	—	—	(4,992)
Stock-based plan activity	440	4	(31)	—	—	(27)
Non-cash stock-based compensation	—	—	2,749	—	—	2,749
Net loss	—	—	—	(21,107)	—	(21,107)
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of equity interest in consolidated entity	—	—	—	—	7,796	7,796
Issuance of common stock, net	10,524	105	190,431	—	—	190,536
Series A convertible preferred stock dividends	—	—	(2,818)	—	—	(2,818)
Undeclared dividends on Series A convertible preferred stock	—	—	(2,707)	—	—	(2,707)
Stock-based plan activity	290	3	(448)	—	—	(445)
Non-cash stock-based compensation	—	—	4,369	—	—	4,369
Net loss	—	—	—	(2,059)	(1,221)	(3,280)
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023
Operating Activities
Net loss	$(3,280)	$(21,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,051	39,888
Amortization of deferred loan costs	1,619	1,552
Loss on derivative instruments, net	3,950	2,981
(Gain)/ Loss on sale of assets, net	(192)	118
Long-lived asset impairment	—	5,965
Gain on extinguishment of debt	(48,536)	(36,339)
Loss from equity method investment	895	—
Provision for bad debt	2,596	1,151
Non-cash stock-based compensation expense	4,369	2,749
Other non-cash items	(35)	(53)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,543)	(3,249)
Prepaid expenses and other assets	(156)	2,918
Other assets, net	—	276
Accounts payable and accrued expenses	5,151	13,013
Federal and state income taxes receivable/payable	28	217
Deferred income	1,320	622
Customer deposits	(19)	(19)
Net cash provided by (used in) operating activities	(1,782)	10,683
Investing Activities
Investments in unconsolidated entity	(22,409)	—
Return of investment in unconsolidated entities	10,571	—
Acquisition of new communities	(172,546)	—
Capital expenditures	(25,170)	(17,938)
Proceeds from sale of assets	631	1,376
Net cash used in investing activities	(208,923)	(16,562)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	190,537	10,000
Proceeds from notes payable	56,040	—
Repayments of notes payable	(72,026)	(13,802)
Proceeds from credit facility	68,705	—
Repayment of credit facility	(8,705)	—
Proceeds from noncontrolling investors in joint ventures	7,796	—
Dividends paid on Series A convertible preferred stock	(2,818)	—
Deferred loan costs paid	(3,726)	(825)
Purchase of derivative assets	(3,312)	(2,362)
Other financing costs	(449)	(124)
Net cash provided by (used in) financing activities	232,042	(7,113)
Increase (decrease) in cash and cash equivalents	21,337	(12,992)
Cash and cash equivalents and restricted cash at beginning of year	17,750	30,742
Cash and cash equivalents and restricted cash at end of year	$39,087	$17,750
Supplemental Disclosures
Cash paid during the year for:
Interest	$33,359	$28,251
Income taxes	$220	$46
Non-cash investing and financing activities:
Notes payable acquired through acquisitions	$21,690	$—
Non-cash additions of property and equipment	$2,219	$2,355
Undeclared dividends on Series A convertible preferred stock	$2,707	$4,992
Insurance financed through insurance notes payable	$1,707	$1,846
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of December 31, 2024, the Company owned, managed or invested in 94 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents1, including 81 owned senior housing communities (including four owned through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company managed on behalf of a third-party.
Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Sonida Senior Living, Inc., its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation and net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of December 31, 2024, the Company has a joint venture, Stone JV LLC (“Stone JV”) which is treated as an unconsolidated entity.
As of December 31, 2024, the Company is a 51% owner in two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners. The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its consolidated financial statements for the period ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 includes the following amounts related to our consolidated VIE: $5.0 million of Cash and cash equivalents; $1.5 million of Restricted cash; $0.3 million of Accounts receivable; $27.8 million of Property and equipment, net; $4.7 million of Intangible assets, net; $5.4 million of Accounts payable; $0.9 million of Accrued liabilities; $0.2 million of Deferred income; $21.3 million of Notes payable, net of deferred loan costs; and $0.2 million of Other long-term liabilities. See “Note 3–Acquisition and Investments,” “Note 8–Debt,” and “Note–13 Related Party Transactions.”

1 Capacity disclosures in these footnotes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s audit.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for uncollectible accounts receivable; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions, fair values of our equity method investments; and depreciation and amortization, including determination of estimated useful lives. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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
The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	$16,992	$4,082
Restricted cash:
Property tax and insurance reserves	6,156	7,237
Lender reserve	6,013	3,329
Capital expenditures reserves	6,210	2,060
Escrow deposit	—	1,000
Deposits pursuant to outstanding letters of credit	3,524	42
Other reserves	192	—
Total restricted cash	22,095	13,668
Total cash, cash equivalents, and restricted cash	$39,087	$17,750

Long-Lived Assets and Impairment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The Company continuously reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors, such as net operating losses, along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information to determine whether impairment indicators exist.
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the year ended December 31, 2024. The Company recognized non-cash impairment charges of $6.0 million to its “Property and equipment, net” during the year ended December 31, 2023, which related to one owned community. See "Note 4–Impairment of Long-Lived Assets."

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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition including estimates of appropriate discount rates and capitalization rate once we have determined the fair value of each of these assets and liabilities. Relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values of acquired properties are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are more than the current market rent at communities as acquired in recent acquisitions. Favorable above-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the accompanying consolidated balance sheets. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms, and are included in other long-term liabilities on the accompanying consolidated balance sheets.

Investment in Unconsolidated Entities
The Company reports investments in unconsolidated entities that it has the ability to exercise significant influence under the equity method of accounting. The initial carrying amount of investments in unconsolidated entities is based on the amount paid to purchase the investment. The Company's reported share of earnings from an unconsolidated entity is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the investment’s underlying assets. Distributions received from an investee are recognized as a reduction in the carrying amount of the investment. The Company presents the net income/loss from unconsolidated entities in "Loss from equity method investment" in its Consolidated Statements of Operations.

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

The Company's other financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued expenses, derivative financial instruments, and long-term debt. The carrying value of the Company’s receivables, trade payables, and accrued expenses approximates fair value due to their highly liquid nature, short-term maturity, or competitive rates assigned to these financial instruments. See “Note 14–Fair Value.”

    The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of December 31, 2024, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 15–Derivatives and Hedging.”

Stock-Based Compensation Plans
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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $0.9 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for fiscal year 2024 and 2023 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had employees and were affected by the coronavirus pandemic. We have not received any funds from the ERC as of December 31, 2024.

Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears. Other operating revenue consists of state relief funds received from various states due to the financial distress impacts of the pandemic ("State Relief Funds"). The Company has elected the lessor practical expedient within ASC 842, Leases, not to separate the lease and nonlease components within our resident agreements as the timing and pattern of transfer to the resident are the same. The Company has determined that the nonlease component is the predominant component within the contract and recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers.
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. Community fees are recognized evenly over the term of the residency agreements which is generally 12 months. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $5.4 million and $4.0 million, respectively, which is reported as deferred income within current liabilities of the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023. Substantially all deferred income is recognized within one year.
Revenues from the Medicaid program accounted for approximately 10.1% and 10.4% of the Company’s revenue in fiscal years 2024 and 2023, respectively. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal years 2024 or 2023.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners and certain community investments under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. Such revenue is included in “management fees” on the Company’s Consolidated Statements of Operations. The Company is also reimbursed by the owners of the communities for costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s Consolidated Statements of Operations. The related costs are included in “managed community reimbursement expense” on the Company’s Consolidated Statements of Operations.

Revenue for the years ended December 31, 2024 and 2023 is comprised of the following components (in thousands):

	Years Ended December 31,
	2024	2023
Housing and support services	$264,694	$226,148
Community fees	1,945	1,775
Ancillary services	1,210	1,183
Other operating revenue (1)	—	2,926
Resident revenue	267,849	232,032
Management fees	3,381	2,191
Managed community reimbursement revenue	33,096	21,099
Total revenues	$304,326	$255,322
________
(1) Other operating revenue consists of State Relief Funds received from state departments due to financial distress impacts of the pandemic.
For the year ended December 31, 2023, the Company received approximately $2.9 million in various State Relief Funds from state departments due to financial distress impacts of the pandemic. For the year ended December 31, 2024, no State Relief Funds were received from the state departments. The Company recognizes income for government grants on a systematic and rational basis over the periods in which the Company recognizes the related expenses or loss of revenue for which the grants are intended to compensate when there is reasonable assurance that the Company will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. The State Relief Funds were recorded as “resident revenue–other operating revenue” in the Company’s consolidated financial statements and notes thereto.

Credit Risk and Allowance for Credit Losses
The Company’s resident receivables are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for credit losses of $7.9 million and $5.3 million as of December 31, 2024 and 2023, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of pandemics, which have previously adversely affected our business, financial condition, and results of operations. We have a concentration of owned properties operating in Texas (19), Indiana (12), Ohio (12) and Wisconsin (8), which represented approximately 23%, 17%, 19%, and 9%, respectively, of our resident revenues for the year ended December 31, 2024 and approximately 23%, 18%, 20%, and 10%, respectively, of our resident revenues for the year ended December 31, 2023.

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Contributions collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service (“IRS”) determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2024. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Years Ended December 31,
	2024	2023
Basic net loss per common share calculation:
Net loss attributable to Sonida shareholders	$(2,059)	$(21,107)
Less: Dividends on Series A Convertible Preferred Stock	(2,818)	—
Less: Undeclared dividends on Series A Preferred Stock	(2,707)	(4,992)
Net loss attributable to common stockholders	$(7,584)	$(26,099)
Weighted average shares outstanding — basic	14,109	6,786
Basic net loss per share	$(0.54)	$(3.85)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(7,584)	$(26,099)
Weighted average shares outstanding — diluted	14,109	6,786
Diluted net loss per share	$(0.54)	$(3.85)

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Years Ended December 31,
(shares in thousands)	2024	2023
Series A Preferred Stock (if converted)	1,256	1,150
Warrants	1,031	1,031
Restricted stock awards	941	661
Restricted stock units	4	2
Stock options	10	10
Total	3,242	2,854

Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are Conversant and related affiliates, “Conversant Preferred Investors”), and are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with their common stock ownership as of December 31, 2024 and 2023, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2024 and December 31, 2023, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.
Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2024, the Board declared dividends on the last two fiscal quarters, but did not declare any dividends for the first two fiscal quarters, and accordingly, an aggregate of $2.7 million was added to the liquidation preference. During the year ended December 31, 2023, the Board did not declare any dividends with respect to the Series A Preferred Stock, and accordingly, an aggregate of $5.0 million was added to the liquidation preference of the Series A Preferred Stock during such period, effectively increasing the carrying value of the redeemable preferred stock. See “Note 9–Securities Financing.”

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

Reclassifications
Certain amounts previously reflected in the prior year consolidated financial statements have been reclassified to conform to our December 31, 2024 presentation. The consolidated balance sheet as of December 31, 2023 reflects reclassifying in-place leases from “Other assets” to “Intangible assets, net.”
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements as of December 31, 2024 or 2023.

Recently Adopted Accounting Pronouncements
Segment Reporting
In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU on December 31, 2024 and added the expanded disclosures. See “Note 18–Segment Information.”

Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures where applicable being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements. We are currently evaluating the provisions of this ASU.

3. Acquisitions and Investments
Cincinnati Acquisition

On December 31, 2024, the Company closed on the acquisition of an unoccupied single senior living community located in Cincinnati, Ohio for a purchase price of $16.3 million plus transaction costs of $0.1 million. Sonida funded the transaction with $18.3 million of senior mortgage debt, including $2.0 million for capital expenditure investment into the facility, which is expected to be utilized to furnish and update the community prior to opening. The non-recourse mortgage has an 84-month term and 24-month interest waiver, with a 3% fixed interest-only rate thereafter.
The asset acquisition was recorded at relative fair value. The Company recorded $16.4 million in “Property and equipment, net” for tangible assets purchased in the Company’s consolidated balance sheets.
Atlanta Acquisition
On October 2, 2024, the Company signed a purchase and sale agreement (“Atlanta PSA”) to acquire two senior living communities in the Atlanta, Georgia market for $29.0 million plus transaction costs of $0.5 million. On November 1, 2024, the Company finalized the acquisition of these two senior living communities. The asset acquisition was recorded at relative fair value. The Company recorded $24.7 million in “Property and equipment, net” for tangible assets purchased; $4.8 million in “Intangible assets, net” for in-place leases; and $139 thousand in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets.

Palm Acquisition
In August 2024, the Company, entered into eight asset purchase agreements (the “Palm PSAs”) with various affiliates of Principal Senior Living Group, pursuant to which the Company acquired eight senior living communities (each, a “Palm Community” and collectively, the “Palm Communities”) for an aggregate cash purchase price of $102.9 million plus transaction costs of $1.4 million (such acquisition, the “Palm Acquisition”). The Company finalized the Palm Acquisition on October 1, 2024. Five of the Palm Communities are located in Florida and the other three Palm Communities are located in South Carolina.
The asset acquisition was recorded at relative fair value. The Company recorded $89.2 million in “Property and equipment, net” for tangible assets purchased; $15.6 million in “Intangible assets, net” for in-place leases; and $0.4 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets.
Macedonia Acquisition
In April 2024, the Company entered into an asset purchase agreement to acquire a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. In May 2024, the Company closed on the acquisition and entered into a mortgage loan totaling $9.4 million. The Company purchased a Secured Overnight Financing Rate (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 8–Debt” and “Note 14–Fair Value.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases for this acquisition in our condensed consolidated balance sheet.

Investment in Consolidated VIE
On July 1, 2024, the Company entered into two joint ventures with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JVs acquired these communities for a purchase price of $32.8 million plus transaction costs of $0.1 million for net cash of $11.2 million and financing of $21.7 million of senior mortgage debt. The Company is a 51% owner in the joint ventures.
The VIE was determined to not be a business, thus the transaction was recorded at fair value under ASC 805. The Company recorded $27.5 million in “Property and equipment, net” for tangible assets purchased; $5.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets. The noncontrolling interest of the Palatine JV is reported on the noncontrolling interest line items in the Company's consolidated financial statements.
Investment in Stone Unconsolidated Entity
In April 2024, the Company and KZ Stone Investor LLC (“KZ Investor”) formed a new joint venture, Stone JV LLC (the “Stone JV”), for the purpose of acquiring, owning, and operating four senior housing communities located in the Midwest. In May 2024, the Stone JV purchased the four communities for a purchase price of $64.0 million. KZ Investor is the controlling managing member of the Stone JV and owns 67.29% of the entity as of December 31, 2024. Sonida owns a 32.71% noncontrolling interest in the Stone JV as of December 31, 2024, which was acquired through cash contributions of 22.4 million in connection with the closing.
The Company has evaluated its investment in the Stone JV under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV was $10.9 million, which is included in equity method investment on the accompanying consolidated balance sheet as of December 31, 2024. For the year ended December 31, 2024, the Company received a return on investment of $10.6 million in our unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the year ended December 31, 2024, there were no impairments.

New Management Agreements
The Company has property management agreements with a third-party owner pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee, and other customary terms and conditions. During June 2024 the Company executed management agreements to assume the management of two communities owned by a third party. During August 2024 the Company executed management agreements to assume the management of one community owned by a third party.
Shaker Heights Disposition
In August 2023, the Company completed the sale of the Shaker Heights property for $1.0 million. The Company recognized a $0.2 million loss on the sale. The Shaker Heights property was unencumbered.

4. Impairment of Long-Lived Assets
There were no impairments on long-lived assets during the year ended December 31, 2024. The Company recognized a non-cash impairment charge of $6.0 million to its “Property and equipment, net” during the year ended December 31, 2023, which related to one owned community. Due to recurring net operating losses, the Company concluded the assets related to this community had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of this community was determined using an income approach considering stabilized facility operating income, a discount rate of 8.5% and market capitalization rate of 7.5%. This impairment charge was primarily due to the coronavirus pandemic and lower than expected operating performance at the community and reflects the amount by which the carrying amount of these assets exceeded their fair value.

5. Property and Equipment
As of December 31, 2024 and 2023, property and equipment, net and leasehold improvements, which include assets under finance leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2024	2023
Land	NA	$73,405	$47,173
Land improvements	5 to 20 years	31,764	20,487
Buildings and building improvements	10 to 40 years	989,054	845,873
Furniture and equipment	5 to 10 years	66,600	58,443
Automobiles	5 to 7 years	2,923	2,687
Leasehold improvements, and assets under finance leases (1)	—	5,607	2,766
Construction in progress	NA	1,039	259
Total property and equipment		$1,170,392	$977,688
Less accumulated depreciation and amortization		(430,508)	(389,509)
Property and equipment, net		$739,884	$588,179
_____________________________________
(1)Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under finance leases and leasehold improvements include $0.1 million of finance lease right-of-use assets, net of accumulated amortization, as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, depreciation expense was $40.8 million and $39.2 million, respectively. As of December 31, 2024 and 2023, property and equipment, net included $2.2 million and $2.4 million, respectively, of capital expenditures which had been incurred but not yet paid.

6. Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,		Weighted Average Life Remaining
	2024	2023	(in years)
In-place leases, gross	$28,960	$1,720
Accumulated amortization	(4,434)	(1,098)
Intangibles, net	$24,526	$622	2.7

Intangibles, net represents in-place leases, purchased with acquired communities. A portion of purchase price for acquisitions have been allocated to in-please leases. The intangible assets are estimated to be amortized over the straight-line method over their estimated useful lives as of the date of acquisition. See “Note 3–Acquisitions and Investments” for in-place leases acquired during the year ended December 31, 2024.
Amortization expense for intangible assets was $3.3 million and $0.5 million during the year ended December 31, 2024 and 2023, respectively. Expected future amortization expense of intangible assets as of December 31, 2024 is as follows (in thousands):

Year ended December 31,
2025	$9,128
2026	9,080
2027	6,318
2028	—
2029	—
$24,526

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and employee benefits	$20,894	$15,639
Accrued interest (1)	8,499	11,316
Accrued property taxes	8,050	7,614
Accrued professional fees	3,315	5,022
Accrued other expenses	4,266	2,797
	$45,024	$42,388
__________
(1)    Includes $5.5 million and $4.3 million of deferred interest as of December 31, 2024 and 2023, respectively, in consideration of the Fannie Mae Loan Modification.

8. Debt
Long-term debt balances, including associated interest rates and maturities consist of the following (in thousands):

		Weighted average interest rate		December 31,
	Maturity Date	2024	2023	2024	2023
Senior secured revolving credit facility	2027	7.3%	—	$60,000	—
Fixed rate mortgage notes payable	2025 to 2045	4.6%	4.6%	400,229	$492,998
Variable rate mortgage notes payable (1)	2026 to 2029	6.5%	5.9%	171,530	137,320
Notes payable – consolidated VIE	2025 to 2027	7.2%	—	21,690	—
Notes payable – insurance	2025	6.9%	6.4%	1,707	1,846
Notes payable – other	2024	—	8.5%	—	1,619
Total debt				$655,156	$633,783
Deferred loan costs, net				3,766	4,361
Total debt, net of deferred loan costs				$651,390	$629,422
Current portion of debt				15,486	42,323
Long-term debt, net				$635,904	$587,099

The following schedule summarizes our debt payable as of December 31, 2024 (in thousands):

Principal payments due in:
2025	$17,171
2026	133,055
2027	72,597
2028	3,395
2029	408,562
Thereafter	20,376
Total debt, excluding deferred loan costs	$655,156
__________
(1) See “Note 14–Fair Value” for interest rate cap agreements on variable rate mortgage notes payable.

As of December 31, 2024, our fixed rate mortgage notes bear interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of December 31, 2024, the one-month SOFR was 4.5%, and the applicable margins range from 2.00% to 3.50%.
As of December 31, 2024, we had property and equipment with a net carrying value of $576.4 million that secures the outstanding notes payable. In addition, as of December 31, 2024, we had property and equipment with a net carrying value of $144.2 million that secures the outstanding Credit Facility (as defined below).
2024 Fannie Mae Loan Modification
In December 2024, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amends the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”). The 2024 Loan Agreements relate to 18 of the Company’s senior living communities and are interest-only through maturity, subject to the scheduled prepayments of principal noted below. The Omnibus Amendment, among other things:
•extends the maturity dates of each 2024 Loan Agreement from December 1, 2026 to January 1, 2029;
•provides for certain scheduled prepayments of the outstanding principal amounts under the 2024 Loan Agreements, payable by the Borrowers and/or the Company to Fannie Mae in immediately available funds consisting of: (i) an initial prepayment of $2.0 million, which was funded by the Company in connection with the execution and delivery of the Omnibus Amendment, (ii) a prepayment of $2.0 million on or before November 1, 2025 (the “Second Payment”), (iii) a prepayment of $3.0 million on or before November 1, 2026 (the “Third Payment”), and (iv) a prepayment of $3.0 million on or before November 1, 2027 (the “Fourth Payment”) (the Second Payment, the Third Payment, and the Fourth Payment each, a “Subsequent Payment”); and
•provides that, if Fannie Mae receives each Subsequent Payment on or before the applicable date for each such Subsequent Payment, effective as of the date of Fannie Mae’s receipt of the Third Payment, the $10.0 million guaranty provided by the Company to and for the benefit of Fannie Mae (the “Supplemental Fannie Guaranty”), shall automatically terminate.
Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility had an initial borrowing capacity of $75.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. In October 2024, the Company closed on an additional $75.0 million commitment under the Credit Facility. The incremental $75.0 million availability results in a total aggregate commitment under the Credit Facility of up to $150.0 million with total commitment fees paid of $0.1 million for the year ended December 31, 2024. During the year ended December 31, 2024, the Company borrowed $68.7 million under the Credit Facility, at a weighted average interest rate of 7.3%, which was secured by one of the Company’s previously unencumbered senior living communities and ten newly acquired communities. The Company repaid $8.7 million of the borrowing during the year ended December 31, 2024 and $60.0 million borrowings were outstanding as of December 31, 2024, which was secured by 13 of the Company's senior living communities. As of December 31, 2024, we had an additional borrowing capacity of up to $34.4 million under our senior secured revolving credit facility.
Texas Loan Modification
In August 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification included revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company was required to pay a total restructuring fee of $250,000. On November 1, 2024, the Company paid $18.3 million for the Texas DPO, which was financed with funds received from our Credit Facility. The Texas DPO represents a discount of 36% on the total principal outstanding for which the Company recognized a gain on debt extinguishment of $10.4 million for the year ended December 31, 2024.
2024 Loan Purchase Agreement and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, see “Note 9–Securities Financing.” The 2024 Loan Purchase and Ally financing closed on February 2, 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.

2024 Community Mortgage Loans
In December 2024 as part of the Cincinnati Acquisition, the Company entered into a non-recourse mortgage loan of $18.3 million for a term of 84-month term and 24-month interest waiver with a 3% fixed interest-only rate thereafter.
In May 2024 as part of the Macedonia Acquisition, the Company entered into a $9.4 million mortgage loan with a 60-month term and a variable interest rate equal to 1-month term SOFR plus 2.00% margin. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Notes Payable - Consolidated VIE
In connection with the purchase of the Palatine JVs in July 2024, the Palatine JV assumed $21.7 million of mortgage debt with several lenders. The mortgages have a weighted average interest rate of 7.2% and have terms ranging from 2025 through 2027. As of December 31, 2024, $21.7 million relating to this debt assumed through acquisitions, remained outstanding. The Company has guaranteed $3.1 million of the Palatine JV mortgages. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.
In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
2023 Fannie Mae Loan Modification
In June 2023, the Company entered into the Fannie Forbearance with Fannie Mae for all 37 of its encumbered communities, effective as of June 1, 2023 (“Fannie Forbearance Effective Date”). Under the Fannie Forbearance, Fannie Mae agreed to forbear on its remedies otherwise available under the community mortgages and Master Credit Facility (“MCF”) in connection with reduced debt service payments made by the Company during the forbearance period. In connection with the Fannie Forbearance, the Company made a $5.0 million principal payment in July 2023. The Fannie Forbearance was the first of a two-step process to modify all existing mortgage loan agreements with Fannie Mae by October 2023 under proposed loan modification agreements, as defined in the Fannie Forbearance (“Loan Modification Agreement”). Terms outlined in an agreed upon term sheet accompanying the Fannie Forbearance were included in the Loan Modification Agreements as the final step to modify the various 37 Fannie Mae community mortgages and MCF prior to the expiration of the Fannie Forbearance, which was subsequently extended to October 6, 2023.
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
•A second and final principal payment of $5.0 million was due in June 2024, the one-year anniversary of the Fannie Forbearance Effective Date, which the Company paid on June 3, 2024.
•In the first twelve months following the effective date of the Loan Modification Agreements, the Company was required to escrow 50% of Net Cash Flow less Debt Service (as defined in the Fannie mortgages and MCF) on an aggregate basis over all 37 Fannie Mae communities. The excess cash flow was deposited into a lender-controlled capital expenditure reserve on a monthly basis to support the re-investment into certain communities, as mutually determined by the Company and Fannie Mae. The Company was able to draw down such amounts on qualifying projects as the capital expenditures were incurred. As December 31, 2024, the balance in this capital expenditure reserve was $2.8 million and is included in restricted cash.

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
2024 Ally Loan Amendments
In February 2024, the Company expanded the existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) to partially fund the 2024 Loan Purchase. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that will be amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional loan obligation at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. In addition, the Waiver Principal Reserve Amount (defined below) was increased by an average of approximately $36,000 per month and the Company made a one-time payment to the debt service reserve of $0.4 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.
In May 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5% of the outstanding principal balance, respectively. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 should be applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term. As part of the syndication, the IRC reserve spread moved from 2.3% to 3.0%, capping the total interest at 6.0% on the Ally term loan.
2023 Ally Loan Amendment
In June 2023, and concurrent with the Fannie Forbearance, we executed an amendment (“2023 Ally Amendment”) to the Ally term loan agreement (“Ally Term Loan” or “Ally Term Loan Agreement”) and an amended guaranty (“Second Amended Ally Guaranty”) with Ally Bank with terms as follows:
•With respect to the Second Amended Ally Guaranty, Ally gave the Company, as Guarantor, a waiver (“Limited Payment Guaranty Waiver” or “Waiver”) of the Liquid Assets minimum requirement of $13.0 million for a 12-month period. On July 1, 2024, a new Liquid Assets Threshold of $7.0 million was effective, with such threshold increasing $1.0 million per month through the earlier of the release of the Waiver period or December 31, 2024.
•During the Waiver period, a new and temporary Liquid Assets minimum threshold (“Limited Payment Guaranty Waiver Minimum Threshold”) was established. The Limited Payment Guaranty Waiver Minimum Threshold was $6.0 million and is measured weekly. If breached, the “Excess Cash Flow Sweep” is triggered and all excess cash from the communities collateralizing the Ally Term Loan was swept into an “Equity Cure Fund”, as defined in the Ally Term Loan Agreement. As provided for in the Ally Amendment, the Excess Cash Flow Sweep, if triggered, will cease upon the achievement of meeting or exceeding the Limited Payment Guaranty Waiver Minimum Threshold for four consecutive weeks. Consistent with the Ally Term Loan, all amounts held in escrow (i.e., Debt Service Escrow and IRC Reserve) were included and combined with the Company’s unrestricted cash for purposes of measurement against the Limited Payment Guaranty Waiver Minimum Threshold.
•During the Waiver period, Ally collected the equivalent of the monthly Ally Term Loan principal payment (as provided for in the Ally Term Loan Agreement) of approximately $117,000 through an Ally controlled escrow (“Waiver Principal Reserve Account”).

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
•Subsequent to the Waiver period, all funds in the Waiver Principal Reserve Account as well as any funds swept into the Equity Cure Fund were released to the Company.

With the expiration of Limited Payment Guaranty Waiver on December 31, 2024, the Company ceased its monthly payments into both the Waiver Principal Reserve Account and the IRC Reserve. In February 2025, the Company received full draw proceeds of $2.6 million from the Waiver Principal Reserve Account.
Notes Payable - Insurance
During the year ended December 31, 2024, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.5 million. During the year ended December 31, 2023, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.3 million. As of December 31, 2024, the Company had finance agreements outstanding totaling $1.7 million, with a fixed interest rate of 6.85%, and principal being repaid over ten-month terms.
Deferred Loan Costs
As of December 31, 2024 and December 31, 2023, the Company had gross deferred loan costs of approximately $11.4 million and $11.6 million, respectively related to notes payable. Accumulated amortization was approximately $7.6 million and $7.3 million as of December 31, 2024 and December 31, 2023, respectively.
Financial Covenants

Certain of the Company's debt documents contain restrictions and financial covenants, such as those requiring the Company to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service ratios, and requiring the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt documents generally contain non-financial covenants, such as those requiring the Company to comply with Medicaid provider requirements and maintain insurance coverage.

The Company's failure to comply with applicable covenants could constitute an event of default under the applicable debt documents. Many of the Company's debt documents contain cross-default provisions so that a default under one of these instruments could cause a default under other debt and lease documents (including documents with other lenders and lessors). Furthermore, the Company's mortgage debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.
As of December 31, 2024, the Company was in compliance with the financial covenants of its debt agreements.

9. Securities Financing
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
During August 2024, the Company raised $124.1 million in net proceeds from the Offering. The Company initially raised $110.4 million of proceeds on the sale of 4,300,000 shares, net of underwriting discounts and offering costs. The Company raised an additional $13.7 million on 530,317 shares, net of underwriting discounts and offering costs, pursuant to the partial exercise of the underwriters’ 30-day option described above.
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
2024 Private Placement Transaction
In February 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share.
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase. As of December 31, 2024, the majority of our common stock is held by Conversant and their related affiliates (together, “Conversant” or the “Conversant Investors”).
Series A Preferred Stock
As of December 31, 2024 and 2023, the Company has 41,250 shares outstanding of Series A Preferred Stock of the Company, par value $0.01 per share, at $1,000 per share (“Series A Preferred Stock”).
With respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A Preferred Stock will rank: (i) on a parity basis with each other class or series of capital stock of the Company now existing or hereafter authorized, classified or reclassified, the terms of which expressly provide that such class or series ranks on a parity basis with the Series A Preferred Stock as to dividends or rights; and (ii) junior to each other class or series of capital stock of the Company hereafter authorized, classified or reclassified, the terms of which expressly provide that class or series. In the event of a change of control, the Series A Preferred Stockholders hold a liquidation preference that is equal to $1,000 per share plus the sum of preferred dividends and other dividends paid as additional stock plus any accrued and unpaid dividends (the “Liquidation Preference”).

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
Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2024, the Company declared and paid $2.8 million cash dividends on the Series A Preferred Stock. During the quarters ended March 31, 2024 and June 30,2024, the Board did not declare dividends, and accordingly, $2.7 million was added to the liquidation preference of the Series A Preferred Stock. During the year ended December 31, 2023, the Board did not declare dividends, and accordingly, $5.0 million was added to the liquidation preference of the series A Preferred Stock.
The Series A Preferred Stockholders (“Holder”) have the right at any time to convert (an “Optional Conversion”) each share of Series A Preferred Stock into common stock. The right of Optional Conversion may be exercised as to all or any portion of such Holder’s Series A Preferred Stock from time to time, except that, in each case, no right of Optional Conversion may be exercised by a Holder in respect of fewer than 1,000 shares of Series A Preferred Stock (unless such conversion relates to all shares of Series A Preferred Stock held by such Holder). If an Optional Conversion Date occurs on or after the Record Date for a Dividend and on or before the immediately following Dividend Payment Date and Dividends have been declared for such Dividend Payment Date, then (x) on such Dividend Payment Date, such Dividend will be paid to the Holder of each share of Series A Preferred Stock as of the close of business on the applicable Record Date for such Dividend, notwithstanding the Holder’s exercise of an Optional Conversion, and (y) the amount of such Dividend, if a Preferred Dividend, will not be included in the Liquidation Preference referred to in clause (a) above.
At any time on or after the third anniversary of the Closing Date, the Company may elect, upon the approval of a majority of the independent and disinterested directors of the Board of Directors, to convert all, but not less than all, of the outstanding shares of Series A Preferred Stock into shares of common stock by delivery to the Series A Preferred Stock holders of a notice of Mandatory Conversion, provided, that the Company shall not be entitled to deliver an irrevocable notice of Mandatory Conversion unless the volume-weighted average price (“VWAP”) per share of common stock exceeds 150% of the Conversion Price for the 30 consecutive trading days immediately preceding the notice. The Company has the option to exercise its right to require the Conversant Investors to convert their Series A Preferred Stock, once VWAP has met the above requirements for this contingent call.
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
The Company may, at its option, irrevocably elect to redeem the Series A Preferred Stock, in whole or in part, at any time (i) on or after the forty-second month anniversary of the Closing Date (and before the seventh anniversary), at a cash redemption price per share of Series A Preferred Stock equal to the greater of (A) 100% of the Liquidation Preference as of such redemption date and (B) an amount equal to (a) the number of shares of common stock issuable upon conversion of such share of Series A Preferred Stock as of the redemption date, multiplied by (b) the VWAP of common stock for the 30 trading days immediately preceding the notice date and (c) on or after the seventh anniversary of the original issue date, at a redemption price per share of Series A Preferred Stock equal to 100% of the Liquidation Preference as of the redemption date. The Conversant Investors, in combination with their common stock ownership as of December 31, 2024, have voting rights in excess of 50% of the Company’s total voting stock. It is therefore deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2024 and 2023, the Series A Preferred Stock was carried at the maximum redemption value. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features.

The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual. The Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the Consolidated Balance Sheet of the Company as of December 31, 2024 and 2023. The Series A Preferred Stock is convertible into common stock at $40 per share, as of December 31, 2024, the Series A Preferred Stock is convertible into 1,281,205 shares of common stock. There is no limit for the maximum shares of common stock the Company would be required to issue upon the conversion of Series A Preferred Stock.
Changes in the Series A Preferred Stock are as follows:

	Series A Preferred Stock
	Shares	Amount
(In thousands)
Balance as of December 31, 2022	41	$43,550
Undeclared dividends on Series A Preferred Stock	—	4,992
Balance as of December 31, 2023	41	48,542
Undeclared dividends on Series A Preferred Stock	—	2,707
Balance as of December 31, 2024	41	$51,249

Warrants
On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the Closing Date. The Company had 1,031,250 outstanding warrants as of December 31, 2024 and 2023.

10. Stock-Based Compensation
The Company’s uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all our share-based stock awards based on their fair values.
On June 4, 2024, the Company's stockholders approved an amendment to the 2019 Omnibus Stock and Incentive Plan, as amended (the “2019 Plan”), to add an additional 500,000 shares of common stock that the Company may issue under the 2019 Plan. The Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan.
Stock Options
The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period. There were no stock options granted during the years ended December 31, 2024 and 2023.
There were 9,816 options outstanding as of December 31, 2024 and 2023. The options outstanding as of December 31, 2024 and 2023 had no intrinsic value, a weighted-average remaining contractual life of 4.0 years, and a weighted-average exercise price of $111.90.
As of December 31, 2024, there was no unrecognized compensation expense related to unvested stock option awards. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded no stock-based compensation expense related to stock options in the years ended December 31, 2024 and 2023.

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

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2023	8,739	$26.50
Granted	3,000	8.80
Vested	(8,739)	26.50
Non-vested shares as of December 31, 2023	3,000	$8.80
Granted	5,420	27.68
Vested	(3,000)	8.80
Non-vested shares as of December 31, 2024	5,420	$27.68

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

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2023	81,128	$30.75
Granted	56,400	7.50
Forfeited/Cancelled	(2,913)	26.50
Vested	(26,044)	28.72
Non-vested shares as of December 31, 2023	108,571	$19.26
Granted	173,950	28.72
Forfeited/Cancelled	(9,791)	25.96
Vested	(75,959)	23.13
Non-vested shares as of December 31, 2024	196,771	$25.79
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

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2023	52,619	$26.40
Granted	96,600	7.03
Non-vested shares as of December 31, 2023	149,219	$13.86
Granted	160,395	28.80
Forfeited/Cancelled	(22,082)	19.56
Non-vested shares as of December 31, 2024	287,532	$26.37

Market-Based Restricted Stock Awards
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of the Company’s common stock.
The Company grants certain employees market-based restricted stock awards generally with either three or four tranches that vest if the Company’s stock price closes at or above an established threshold for each tranche for a specified number of consecutive trading days within five years of the date of the grant. Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold and was estimated by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded. During 2024, the Company granted 55,000 market-based restricted stock awards which vest in four tranches based on the 90-day volume weighted average price of SNDA common stock based on a grant date market condition. The grant date fair value of such awards was $14.27, the risk-free interest rate was 4.5%, the expected volatility was 50.3%, the expected dividends was $0, and the weighted average derived service period was 1.56.
A summary of market-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2023	171,350	$26.97
Granted	293,600	8.12
Non-vested shares as of December 31, 2023	464,950	$15.07
Granted	55,000	14.27
Forfeited/Cancelled	(45,000)	19.80
Non-vested shares as of December 31, 2024	474,950	$14.75
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense related to RSUs, PSAs and RSAs described above of $4.4 million and $2.7 million during fiscal years 2024 and 2023, respectively, that is primarily associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations. Unrecognized stock-based compensation expense is $9.5 million as of December 31, 2024. If all awards granted are earned, the Company expects this expense to be recognized over a one-year period for RSUs, a five-year period for market-based RSAs, and a three-year period for time-based and performance-based RSAs.

11. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	239	253
Deferred:
Federal	—	—
Provision for income taxes	$239	$253
The provision for income taxes differed from the amounts of income tax (benefit) provision determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2024	2023
Tax (benefit) provision at federal statutory rates	$(639)	$(4,374)

JV partnership income/loss rate differential	257	—
State income tax (benefit) provision, net of federal effects	475	520
Change in deferred tax asset valuation allowance	155	1,566
Stock based compensation expense	496	335
Permanent impact of employee retention credit claims	(585)	2,302
Other	80	(96)
Provision for income taxes	$239	$253
The effective tax rate for fiscal year 2024 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2024 other permanent tax differences include $0.4 million of Section 162(m) of the Internal Revenue Code of 1986, as amended compensation limitation. The valuation allowance recorded as of fiscal year 2024 was $101.0 million, which decreased from the prior year by $0.2 million due to current year activity.
The effective tax rate for fiscal year 2023 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2023 other permanent tax differences include $0.3 million Section 162(m) of the Internal Revenue Code of 1986, as amended compensation limitation. The valuation allowance recorded as of December 31, 2023 was $100.8 million, which had increased from the prior year by $1.6 million due to current year activity.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Lease liabilities	$—	$377
Net operating loss carryforward	89,623	92,251
Compensation costs	4,148	3,233
Depreciation and amortization	3,271	1,884
Other	3,963	3,119
Total deferred tax assets	101,005	100,864
Deferred tax asset valuation allowance	(100,994)	(100,838)
Total deferred tax assets, net	11	26
Deferred tax liabilities:
Operating lease right-of-use assets	(11)	(26)
Total deferred tax liabilities	(11)	(26)
Deferred taxes, net	$—	$—
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
As of December 31, 2024, the Company has gross federal and state net operating loss (“NOL”) carryforwards of $381.7 million and $305.6 million and related net deferred tax assets of $80.1 million and $13.0 million, respectively.
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service during the fourth quarter of 2023, which was before the announced moratorium on processing new claims. A reduction to the federal NOL was recorded in 2023, with return to provision true up in 2024 to reflect the calculated claim of $8.5 million for employee wages. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2024 to 2042. Federal NOLs generated subsequent to fiscal 2017 currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.
In general, utilization of the net operating loss carryforwards are subject to a substantial annual limitation due to ownership changes that occur or that could occur in the future, as required by Section 382 of the Code. These ownership changes limit the amount of NOL carryforwards that can be utilized annually to offset taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. There is no current or projected utilization of the NOL carryforwards in the near future. The Company maintains a valuation allowance in all jurisdictions where the NOL carryovers are present. The Company has estimated that $60.3 million of gross U.S. federal NOL carryforwards from 2015 to 2017 would expire unused due to the Section 382 limitation.

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2024 and 2023 is presented below (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance, January 1	$3,193	$2,796
Gross increases – tax positions in prior period	409	397
Ending balance, December 31	$3,602	$3,193
As of December 31, 2024, the Company has unrecognized tax benefits of $3.6 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2024 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2024, the Company is generally no longer subject to U.S. federal tax examinations for tax years prior to 2021 and state tax examinations for tax years prior to 2020 with limited exceptions for net operating losses from 2013 forward.

12. Commitments and Contingencies
As of December 31, 2024, we had contractual commitments of $8.2 million related to future renovations and technology enhancements to our communities.
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
13. Related Party Transactions
Conversant
As of December 31, 2024, Conversant and its affiliates have a controlling interest in the Company.
During the year ended December 31, 2024, the Conversant Investors purchased an additional 5,007,895 shares of common stock of the Company for $80.0 million. See “Note 9–Securities Financing.”
During June 2023, the Company entered into a $13.5 million equity commitment with Conversant Investors for a term of 18 months, in which 67,500 shares of common stock of the Company was issued as a commitment fee. During the year ended December 31, 2023, the Company made equity draws of $10.0 million and issued 1,000,000 shares of common stock to Conversant. The remaining equity commitment expired on December 31, 2024.
Stone Joint Venture
As of December 31, 2024, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions. The management fees and reporting fees were $0.8 million and $0.02 million, respectively, for the year ending December 31, 2024.
In September 2024, the Stone JV entered into a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% backed by the four communities owned by the Stone JV. As of December 31, 2024, the outstanding balance of the Stone JV loan was $35.0 million and the Company guarantees the loan.
During the year ended December 31, 2024, the Company received a distribution of $10.6 million as a return of the Company’s investment in the Stone JV due to financing of the communities. See “Note 3–Acquisitions and Investments.”

Palatine Joint Ventures
As of December 31, 2024, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. The Company manages the four Palatine JV communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions. The management fees and reporting fees were $0.4 million and $0.03 million, respectively, for the year ending December 31, 2024, which have been eliminated in consolidation. See “Note 3–Acquisitions and Investments.”

14. Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of December 31, 2024, we had interest rate cap agreements with an aggregate notional value of $185.1 million. The fair value of these derivative assets as of December 31, 2024 was $1.5 million and was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. See “Note 15–Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,992	$16,992	$4,082	$4,082
Restricted cash	22,095	22,095	13,668	13,668
Debt, excluding deferred loan costs	655,156	621,597	633,783	597,266

We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
The fair value of debt, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairments on long-lived assets during the year ended December 31, 2024.
During the year ended December, 31, 2023, the Company recorded a non-cash impairment charge of $6.0 million to “Property and equipment, net.” The fair value of the impaired assets was $7.3 million as of December 31, 2023.
The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents and Restricted cash: The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value, which represent Level 1 inputs as defined in the accounting standards codification.
Debt, excluding deferred loan costs: The fair value of debt, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in the accounting standards codification.

Property and Equipment, Net: During the year ended December 31, 2024, the Company evaluated property and equipment, net for impairment. The Company did not find any triggering transactions or events that would cause the Company to impair any of our assets for the year ended December 31, 2024.
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
15. Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate derivative instruments are not designated as hedges under ASC 815-20, Derivatives - Hedging. All changes in the fair value of the instrument are included as a component of interest expense in the consolidated statements of operations and "loss on derivative instruments" on the consolidated statement of cash flows.

In connection with the Macedonia loan, in May 2024, the Company entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with a new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%.

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

On December 1, 2023, in order to comply with the lender's requirements under the Ally Bank loan agreement, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $88.1 million at a cost of $2.4 million. The interest rate cap agreement had a 12-month term and effectively capped the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. On February 2, 2024, as part of the Ally Term Loan expansion, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $24.8 million at a cost of $0.6 million, On December 1, 2024, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $113 million at a cost of $1.4 million. The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 3.00% with respect to the portion of our floating rate indebtedness.

As of December 31, 2024, all of our variable-rate debt obligations were covered by interest rate cap transactions.

The following table presents the fair values of derivative assets and liabilities in the consolidated balance sheets (in thousands):

	December 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	185,145	1,465	—	$—
Total derivatives	$185,145	$1,465	$—	$—

	December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	138,385	2,103	—	$—
Total derivatives	$138,385	$2,103	$—	$—

The following table presents the effect of the derivative instrument on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2024	2023
Derivatives not designated as hedges
Interest rate caps
Loss on derivatives not designated as hedges included in interest expense	(3,950)	(2,981)

16. Allowance for Credit Losses
The components of the allowance for credit losses are as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$5,256	$5,915
Provision for credit losses, net of recoveries	2,596	1,151
Write-offs and other	—	(1,810)
Balance at end of year	$7,852	$5,256
Accounts receivable are reported net of an allowance for credit losses to represent the Company’s estimate of inherent losses at the balance sheet date.

17. Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes discretionary matching contributions. For the 2023 and 2024 Plan Years the Company made a contribution in amounts equal to 100.0% of the employee's contribution to such plan, for contributions up to a maximum of 1.0% of eligible compensation deferred into the Plan. For the years ended December 31, 2024 and 2023, the Company's expense for such plan was $0.4 million and $0.3 million, respectively.

18. Segment Information
Each of our communities are identified as individual operating segments and we combine them into a single reportable segment for reporting purposes under ASC 280. We measure the segment based on resident revenue less community operating expense, (adjusted for various non-recurring non-operating community expenses), which we define as community net operating income (“NOI”), as well as some key performance indicators such as weighted average occupancy and a measurement of average rent per available unit.
Our Chief Executive Officer, is our chief operating decision maker (“CODM”), who organizes our company, manages resource allocations and measures performance among our one reportable segment. The CODM uses community NOI by property to allocate operating and capital resources and assesses performance of the segment by comparing actual NOI results to historical results and previously forecasted financial information. Our CODM manages our business by reviewing annual forecasts and segment results on a monthly basis. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The total investment in equity method investments and capital expenditures are presented on the consolidated financial statements.
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Years ended December 31,
	2024	2023
Resident revenue	$267,849	$232,032
Community operating expense:
Labor	126,730	111,051
Food	13,807	12,082
Utilities	12,701	11,759
Other community operating expense (1)	45,943	39,238
Total community operating expense	199,181	174,130
Community net operating income	$68,668	$57,902
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenues to consolidated total revenues for 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2024	2023
Segment resident revenue	$267,849	$232,032
All other non-segment revenue:
Management fees	3,381	2,191
Managed community reimbursement revenue	33,096	21,099
Total revenues	$304,326	$255,322

A reconciliation of segment net operating income to the Company’s Consolidated Statements of Operations for 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2024	2023
Segment net operating income	$68,668	$57,902
Management fees	3,381	2,191
Other operating expenses	(2,834)	(3,193)
General and administrative expense	(39,997)	(32,198)
Depreciation and amortization expense	(44,051)	(39,888)
Long-lived asset impairment	—	(5,965)
Interest income	1,681	608
Interest expense	(36,990)	(36,118)
Gain on extinguishment of debt, net	48,536	36,339
Loss from equity method investment	(895)	—
Other expense, net	(540)	(532)
Provision for income taxes	(239)	(253)
Net Loss	$(3,280)	$(21,107)