Form 10-Q
period 2025-03-31
SONIDA SENIOR LIVING, INC.
filed 2025-05-12
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 8, 2025, the Registrant had 18,865,410 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended March 31, 2025

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and also include the following:

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
•changes in reimbursement rates, methods or timing of payment under government reimbursement programs, including Medicaid;
•risks associated with current global economic conditions and general economic factors such as elevated labor costs due to shortages of medical and non-medical staff, competition in the labor market, increased costs of salaries, wages and benefits, and immigration laws, the consumer price index, commodity costs, fuel and other energy costs, supply chain disruptions, increased insurance costs, tariffs, elevated interest rates, and tax rates;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$13,988	$16,992
Restricted cash	18,429	22,095
Accounts receivable, net of allowance for credit losses of $8.6 million and $7.9 million, respectively	16,463	18,965
Prepaid expenses and other assets	3,829	4,634
Derivative assets	975	1,403
Total current assets	53,684	64,089
Property and equipment, net	735,471	739,884
Investment in unconsolidated entity	10,221	10,943
Intangible assets, net	22,123	24,526
Other assets, net	2,980	2,479
Total assets (a)	$824,479	$841,921
Liabilities:
Current liabilities
Accounts payable	$6,107	$9,031
Accrued expenses	43,060	45,024
Current portion of debt, net of deferred loan costs	14,621	15,486
Deferred income	6,404	5,361
Federal and state income taxes payable	312	243
Other current liabilities	535	470
Total current liabilities	71,039	75,615
Long-term debt, net of deferred loan costs	636,273	635,904
Other long-term liabilities	1,201	793
Total liabilities (a)	708,513	712,312
Commitments and contingencies (Note 12)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of March 31, 2025 and December 31, 2024	51,249	51,249
Equity:
Sonida’s shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of March 31, 2025 and December 31, 2024; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 as of March 31, 2025 and December 31, 2024; 18,878 and 18,992 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	189	190
Additional paid-in capital	491,334	491,819
Retained deficit	(432,753)	(420,224)
Total Sonida shareholders’ equity	58,770	71,785
Noncontrolling interest:	5,947	6,575
Total equity	64,717	78,360
Total liabilities, redeemable preferred stock and equity	$824,479	$841,921
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $0.8 million and $5.0 million of Cash and cash equivalents; $1.7 million and $1.5 million of Restricted cash; $0.5 million and $0.3 million of Accounts receivable, net; and $27.9 million and $27.8 million of Property and equipment, net; $4.2 million and $4.7 million of Intangible assets, net; $2.6 million and $5.4 million of Accounts payable; $0.6 million and $0.9 million of Accrued expenses; $0.3 million and $0.2 million of Deferred income; $21.3 million and $21.3 million of Debt, net of deferred loan costs; and $0.2 million and $0.2 million of Other long-term liabilities as of March 31, 2025 and December 31, 2024, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Resident revenue	$79,255	$60,737
Management fees	1,061	594
Managed community reimbursement revenue	11,607	6,107
Total revenues	91,923	67,438
Expenses:
Operating expense	60,414	46,317
General and administrative expense	8,472	6,812
Transaction, transition and restructuring costs	610	399
Depreciation and amortization expense	13,686	9,935
Managed community reimbursement expense	11,607	6,107
Total expenses	94,789	69,570
Other income (expense):
Interest income	242	139
Interest expense	(9,446)	(8,591)
Gain on extinguishment of debt, net	—	38,148
Loss from equity method investment	(330)	—
Other expense, net	(550)	(479)
Income (loss) before provision for income taxes	(12,950)	27,085
Provision for income taxes	(75)	(66)
Net income (loss)	(13,025)	27,019
Less: Net loss attributable to noncontrolling interests	496	—
Net income (loss) attributable to Sonida shareholders	(12,529)	27,019

Dividends on Series A convertible preferred stock	(1,409)	—
Undeclared dividends on Series A convertible preferred stock	—	(1,335)
Undistributed net income allocated to participating securities	—	(2,849)
Net income (loss) attributable to common shareholders	$(13,938)	$22,835

Weighted average common shares outstanding — basic	18,047	9,861
Weighted average common shares outstanding — diluted	18,047	10,562

Basic net income (loss) per common share	$(0.77)	$2.32
Diluted net income (loss) per common share	$(0.77)	$2.16

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of common stock, net of issuance costs	5,026	50	47,591	—	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	—	(213)
Non-cash stock-based compensation	—	—	575	—	—	575
Net income	—	—	—	27,019	—	27,019
Balance as of March 31, 2024	13,197	$132	$349,610	$(391,146)	$—	$(41,404)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	$189	$491,334	$(432,753)	$5,947	$64,717
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(13,025)	$27,019
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,686	9,935
Amortization of deferred loan costs	421	324
Gain on sale of assets, net	—	(192)
Loss on derivative instruments, net	490	527
Gain on extinguishment of debt, net	—	(38,148)
Loss from equity method investment	330	—
Provision for credit losses	695	397
Non-cash stock-based compensation expense	973	575
Other non-cash items	179	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	1,807	(2,726)
Prepaid expenses	805	1,063
Other assets, net	(62)	(41)
Accounts payable and accrued expenses	(3,476)	(3,123)
Federal and state income taxes payable	69	73
Deferred income	1,043	214
Customer deposits	(112)	1
Net cash provided by (used in) operating activities	3,823	(4,105)
Cash flows from investing activities:
Return of investment in unconsolidated entity	392	—
Capital expenditures	(8,337)	(5,762)
Proceeds from sale of assets	—	631
Net cash used in investing activities	(7,945)	(5,131)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	47,641
Proceeds from notes payable	—	24,830
Repayments of notes payable	(918)	(41,999)
Distributions to noncontrolling investors in joint ventures	(132)	—
Purchase of derivative assets	—	(554)
Dividends paid on Series A convertible preferred stock	(1,409)	—
Deferred loan costs paid	(38)	(549)
Other financing costs	(51)	(220)
Net cash provided by (used in) financing activities	(2,548)	29,149
Increase (decrease) in cash and cash equivalents and restricted cash	(6,670)	19,913
Cash, cash equivalents, and restricted cash at beginning of period	39,087	17,750
Cash, cash equivalents, and restricted cash at end of period	$32,417	$37,663
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$8,806	$6,353
Income taxes paid (refunds received), net	$7	$(7)
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$—	$1,335
Non-cash additions of property and equipment	$1,412	$498
Non-cash right-of-use assets	$643	$—
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of March 31, 2025, the Company owned, managed or invested in 94 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents1, including 81 owned senior housing communities (including four owned through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company manages on behalf of a third-party.
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
The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of March 31, 2025, the Company has a joint venture, Stone JV LLC (“Stone JV”) which is treated as an unconsolidated entity. See “Note 3–Investments.”
As of March 31, 2025, the Company was a 51% owner in two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners. The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its consolidated financial statements for the periods ended March 31, 2025 and December 31, 2024.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

March 31, 2025 and December 31, 2024, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2025 and 2024.
Reclassifications
Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our March 31, 2025 presentation. The condensed consolidated statements of operations as of March 31, 2024 reflects reclassifying transaction, transition and restructuring costs from “General and administrative expense” to “Transaction, transition and restructuring costs.”
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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$13,988	$16,992
Restricted cash:
Property tax and insurance reserves	4,564	6,156
Lender reserves	3,345	6,013
Capital expenditures reserves	6,605	6,210
Escrow deposit	200	—
Deposits pursuant to outstanding letters of credit	3,524	3,524
Other reserves	191	192
Total restricted cash	18,429	22,095
Total cash, cash equivalents, and restricted cash	$32,417	$39,087
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the three months ended March 31, 2025 and 2024.
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
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in other assets, net in our condensed consolidated balance sheet. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our condensed consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term in our condensed consolidated statement of operations. As the rates implicit in our leases are not readily determinable, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component.
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

The Company evaluates the realization of its investments in ventures accounted for using the equity method if circumstances indicate that the Company's investments are other than temporarily impaired. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If the Company determines that an equity method investment is other than temporarily impaired, it is recorded at its fair value with an impairment charge recognized for the difference between its carrying amount and fair value.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. Community fees are recognized evenly over the term of the residency agreements which is generally 12 months. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling $6.4 million and $5.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of March 31, 2025, $4.9 million of deferred revenue has been recognized from the prior year. As of March 31, 2024, $3.6 million of deferred revenue was recognized from the year ended December 31, 2023.
Revenues from Medicaid programs accounted for 8.4% and 11.6% of the Company’s revenue for the three months ended March 31, 2025 and 2024, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program for the three months ended March 31, 2025 and 2024.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners and certain community investments under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. Such revenue is included in “management fees” on the Company’s condensed consolidated statements of operations. The Company is also reimbursed by the owners of the communities for costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s condensed consolidated statements of operations. The related costs are included in “managed community reimbursement expense” on the Company’s condensed consolidated statements of operations. See “Note 9–Revenue.”

Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for credit losses of $8.6 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (19), Indiana (12), and Ohio (12), which represented approximately 22%, 13%, and 18%, respectively, of our resident revenues for the three months ended March 31, 2025 and approximately 23%, 19%, and 20%, respectively, of our resident revenues for the three months ended March 31, 2024.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2025 and 2024 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had employees and were affected by the coronavirus pandemic. The company received $0.3 million of ERC payments during the three months ended March 31, 2025. In April 2025, the Company received an additional $0.6 million of ERC payments.
Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are affiliates of Conversant Capital LLC, (together, the “Conversant Preferred Investors”), and are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with the common stock owned by them and their affiliates as of March 31, 2025 and December 31, 2024, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of March 31, 2025 and December 31, 2024, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.
Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors (the “Board”). If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. See “Note 8–Securities Financing.”
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of March 31, 2025 and December 31, 2024, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 15–Derivatives and Hedging.”
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
Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. See “Note 10–Net Income (Loss) Per Share.”
Segment Reporting
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures where applicable being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The guidance was effective for the Company beginning on January 1, 2025, with the new disclosure requirements effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The impact of the guidance is limited to financial statement disclosures.

3. Investments and Acquisitions
Investment in Consolidated VIE
In July 2024, the Company entered into the Palatine JVs with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Company is a 51% owner in the joint ventures. The noncontrolling interest of the Palatine JVs is reported on the noncontrolling interest line items in the Company's condensed consolidated financial statements.
Investment in Stone Unconsolidated Entity
In May 2024, the Stone JV purchased four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of March 31, 2025. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of March 31, 2025. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV was $10.2 million as of March 31, 2025, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2025, the Company received a return of its investment of $0.4 million in its unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three months ended March 31, 2025, there were no impairments.
Purchase and Sale Agreement
During the quarter ended March 31, 2025, the Company signed a purchase and sale agreement for one community located in Georgia with a purchase price of $11.0 million. The acquisition is anticipated to close in the second quarter subject to due diligence and closing conditions.

4. Property and Equipment, net
As of March 31, 2025 and December 31, 2024, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	March 31, 2025	December 31, 2024
Land	NA	$73,405	$73,405
Land improvements	5 to 20 years	32,548	31,764
Buildings and building improvements	10 to 40 years	992,993	989,054
Furniture and equipment	5 to 10 years	68,195	66,600
Automobiles	5 to 7 years	2,997	2,923
Assets under financing leases and leasehold improvements (1)	5 to 10 years	5,820	5,607
Construction in progress	NA	1,354	1,039
Total property and equipment		$1,177,312	$1,170,392
Less accumulated depreciation and amortization		(441,841)	(430,508)
Total property and equipment, net		$735,471	$739,884
__________
(1) Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Assets under financing leases and leasehold improvements include $0.1 million of financing lease right-of-use assets as of both March 31, 2025 and December 31, 2024.
The Company recognized depreciation and amortization expense on its property and equipment of $11.3 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, property and equipment, net included $1.4 million and $0.5 million, respectively, of capital expenditures which had been incurred but not yet paid.
5. Intangible Assets
Intangibles, net represents in-place leases, purchased with acquired communities. A portion of purchase price for acquisitions have been allocated to in-place leases. The intangible assets are estimated to be amortized over the straight-line method over their estimated useful lives as of the date of acquisition. The intangibles, net balance is as follows (in thousands):

	March 31,	December 31,	Weighted Average Life Remaining
	2025	2024	(in years)
In-place leases, gross	$28,960	$28,960
Accumulated amortization	(6,837)	(4,434)
Intangibles, net	$22,123	$24,526	2.5
Amortization expense for intangible assets was $2.4 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Expected future amortization expense of intangible assets as of March 31, 2025 is as follows (in thousands):

Future amortization:
2025, remaining	$6,726
2026	9,080
2027	6,317
2028	—
2029	—
Total Amortization	$22,123

6. Accrued Expenses
The following is a summary of accrued expenses as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and employee benefits	$22,681	$20,894
Accrued interest (1)	8,528	8,499
Accrued taxes	6,009	8,050
Accrued professional fees	3,013	3,315
Accrued other expenses	2,829	4,266
Total accrued expenses	$43,060	$45,024
__________
(1) Includes deferred interest of $5.1 million and $5.5 million as of March 31, 2025 and December 31, 2024, respectively, in consideration of the Fannie Mae (defined below) troubled debt restructuring. The deferred interest represents interest that has been forgiven under the Fannie Mae troubled debt restructuring.
7. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		March 31, 2025	December 31, 2024
	Maturity Date	March 31, 2025	December 31, 2024
Senior secured revolving credit facility	2027	6.9%	7.3%	$60,000	$60,000
Fixed rate mortgage notes payable	2025 to 2045	4.6%	4.6%	400,120	400,229
Variable rate mortgage notes payable (1)	2026 to 2029	6.5%	6.5%	171,530	171,530
Notes payable - consolidated VIE	2025 to 2027	7.1%	7.2%	21,690	21,690
Notes payable - insurance	2025	6.9%	6.9%	899	1,707
Total debt				654,239	655,156
Deferred loan costs, net				3,345	3,766
Total debt, net of deferred loan costs				650,894	651,390
Current portion of debt				14,621	15,486
Long-term debt, net				$636,273	$635,904

The following schedule summarizes our debt payable as of March 31, 2025 (in thousands):

Principal payments due in:
2025	$16,254
2026	133,055
2027	72,597
2028	3,395
2029	408,562
Thereafter	20,376
Total debt, excluding deferred loan costs	$654,239
(1) See “Note 14–Fair Value” for interest rate cap agreements on variable rate mortgage notes payable.
As of March 31, 2025, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of March 31, 2025, the one-month SOFR was 4.4% and the applicable margins ranged from 2.00% to 3.50%.
As of March 31, 2025, we had property and equipment with a net carrying value of $572.9 million that was secured by outstanding notes payable. In addition, as of March 31, 2025, we had property and equipment with a net carrying value of $143.4 million secured by the Credit Facility (as defined below).

2024 Fannie Mae Loan Modifications
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amends the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s 37 senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extend the maturity dates of each 2024 Loan Agreements from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns on the 2024 Loan Agreements, which included a $2.0 million paydown made at closing and a series of $2.0 million, $3.0 million and $3.0 million due in November 2025, 2026 and 2027, respectively.
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of March 31, 2025, $60.0 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 13 of the Company’s senior living communities. As of March 31, 2025, we had an additional borrowing capacity of up to $43.2 million under our Credit Facility.
Texas Loan Modification
In August 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification included revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company was required to pay a total restructuring fee of $250,000. On November 1, 2024, the Company paid $18.3 million for the Texas DPO, which was financed with funds received from our Credit Facility. The Texas DPO represents a discount of 36% on the total principal outstanding for which the Company recognized a gain on debt extinguishment, net of $10.4 million for the year ended December 31, 2024.
2024 Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million (“Ally Third Amendment”) and the remainder was funded by proceeds from the issuance of common stock. The 2024 Loan Purchase and Ally financing closed in February 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment, net totaling $38.1 million for the three months ended March 31, 2024. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.
2024 Ally Loan Amendment
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5%, respectively, of the outstanding principal balance. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 was applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term. As part of the syndication, the IRC reserve spread moved from 2.3% to 3.0%, capping the total interest at 6.0% on the Ally term loan. The Ally Fourth Amendment allows the Company the option to extend the Ally debt maturity by 12 months from March 2026 to March 2027.
Notes Payable - Consolidated VIE
As of March 31, 2025, the Company had $21.7 million of mortgage debt outstanding related to the Palatine JVs. The mortgages have a weighted average interest rate of 7.1% and terms ranging from 2025 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Notes Payable - Insurance
As of March 31, 2025, the Company had finance agreements for certain insurance policies totaling $0.9 million, with a fixed interest rate of 6.85%, and principal being repaid over ten-month terms.
Deferred Loan Costs
As of March 31, 2025 and December 31, 2024, the Company had gross deferred loan costs of $11.3 million and $11.4 million, respectively, related to notes payable. Accumulated amortization was $8.0 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively.
Financial Covenants
Certain of the Company's debt agreements contain restrictions and financial covenants, which require the Company to maintain prescribed minimum liquidity, net worth, and stockholders' equity levels and debt service ratios, and require the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt agreements generally contain non-financial covenants, such as those requiring the Company to comply with Medicaid provider requirements and maintain insurance coverage.
The Company's failure to comply with applicable covenants could constitute an event of default under the applicable debt agreements. Many of the Company's debt agreements contain cross-default provisions so that a default under one of these instruments could cause a default under other debt agreements (including with other lenders). Furthermore, the Company's mortgage debt is secured by its communities and, in certain cases, a guaranty by the Company and/or one or more of its subsidiaries.
As of March 31, 2025, the Company was in compliance with the financial covenants of its debt agreements.

8. Securities Financing
Series A Preferred Stock
As of March 31, 2025, the Company had 41,250 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.
The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. On March 31, 2025, the Board declared and paid $1.4 million in dividends on its Series A Preferred Stock. On March 31, 2024, the Board did not declare dividends with respect to the Series A Preferred Stock, and accordingly, $1.3 million was added to the liquidation preference of the Series A Preferred Stock, effectively increasing the carrying value of the Series A Preferred Stock. As of March 31, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.

The following schedule summarizes our Series A Preferred Stock as of March 31, 2025 and December 31, 2024 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2024	41	$51,249
Balance as of March 31, 2025	41	$51,249

Outstanding Warrants

In November 2021, the Company, issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the closing date of such financing transactions. The Company had 1,031,250 outstanding warrants as of March 31, 2025 and December 31, 2024.

9. Revenue
Revenue for the three months ended March 31, 2025 and 2024 is comprised of the following components (in thousands):

	Three Months Ended March 31,
	2025	2024
Housing and support services	$78,411	$59,984
Community fees	534	459
Ancillary services	310	294
Resident revenue	79,255	60,737
Management fees	1,061	594
Managed community reimbursement revenue	11,607	6,107
Total revenues	$91,923	$67,438
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
10. Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic net income (loss) per common share calculation:
Net income (loss) attributable to Sonida shareholders	$(12,529)	$27,019
Less: Dividends on Series A Preferred Stock	(1,409)	—
Less: Undeclared dividends on Series A Preferred Stock	—	(1,335)
Less: Undistributed earnings allocated to participating securities	—	(2,849)
Net income (loss) attributable to common shareholders	$(13,938)	$22,835
Weighted average shares outstanding — basic	18,047	9,861
Basic net income (loss) per share	$(0.77)	$2.32

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$(13,938)	$22,835
Weighted average shares outstanding — diluted	18,047	10,562
Diluted net income (loss) per share	$(0.77)	$2.16

	Three Months Ended March 31,
(shares in thousands)	2025	2024
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	18,047	9,861
Dilutive effect of share-based instruments	—	701
Weighted average shares outstanding — diluted	18,047	10,562
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
(shares in thousands)	2025	2024
Warrants	1,031	1,031
Series A Preferred Stock (if converted)	1,281	1,230
Restricted stock awards	885	22
Restricted stock units	5	—
Stock options	10	10
Total	3,212	2,293
11. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $1.0 million and $0.6 million in stock-based compensation expense for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the Company had $5.9 million in unrecognized stock compensation expense.

12. Commitments and Contingencies
As of March 31, 2025, the Company had contractual commitments of $7.3 million related to future renovations and technology enhancements to its communities, which are expected to be substantially expended during 2025.
The Company has a remaining deferred purchase price of $1.2 million for the Palatine JVs acquisition. If a capital call notice is given, Sonida would be required to contribute $1.2 million on behalf of its JV partner before it would begin to fund their pro rata share of capital calls.
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
13. Related Party Transactions
Conversant
As of March 31, 2025, Conversant and its affiliates have a controlling interest in the Company. See “Note 8–Securities Financing.”
Stone Joint Venture
As of March 31, 2025, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 3–Investments.” During the three months ended March 31, 2025, the Company received a distribution of $0.4 million as a return of its investment in the Stone JV.
In September 2024, the Stone JV entered into a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% backed by the four communities owned by the Stone JV. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Stone JV loan was $35.0 million and the Company guaranteed $14.0 million of the loan.
Palatine Joint Ventures
As of March 31, 2025, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. See “Note 3–Investments.”
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of March 31, 2025 and December 31, 2024, we had interest rate cap agreements with an aggregate notional value of $185.1 million. The fair value of these derivative assets as of March 31, 2025 and December 31, 2024 was $1.0 million and $1.5 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 15– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,988	$13,988	$16,992	$16,992
Restricted cash	18,429	18,429	22,095	22,095
Debt, excluding deferred loan costs	$654,239	$602,332	$655,156	$621,597

We believe the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, and accrued liabilities approximate fair value due to their short-term nature.
The fair value of debt, excluding deferred loan costs, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs as defined in ASC 820, Fair Value Measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the three months ended March 31, 2025 and 2024.
15. Derivatives and Hedging
The Company uses derivatives as part of its overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes.
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
In connection with a loan related to the Company’s acquisition of a community located in Macedonia, Ohio in May 2024, the Company entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%.
The interest rate cap agreement has a 12-month term and effectively caps the interest rate at 2.25% with respect to the portion of our floating rate indebtedness. In February 2024, as part of the Ally Term Loan expansion, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $24.8 million at a cost of $0.6 million. See “Note 7–Debt.”
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,109	$975	$—	$—
Total derivatives, net	$185,109	$975	$—	$—

	December 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,145	$1,465	$—	$—
Total derivatives, net	$185,145	$1,465	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(490)	$(527)
16. Segment Information
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
Our Chief Executive Officer is our chief operating decision maker (“CODM”), who organizes our company, manages resource allocations and measures performance among our one reportable segment. The CODM uses community NOI by property to allocate operating and capital resources and assesses performance of the segment by comparing actual NOI results to historical results and previously forecasted financial information. Our CODM manages our business by reviewing annual forecasts and segment results on a monthly basis. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The total investment in equity method investments and capital expenditures are presented on the consolidated financial statements.
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three months ended March 31,
	2025	2024
Resident revenue	$79,255	$60,737
Community operating expense:
Labor	38,299	29,117
Food	3,428	3,099
Utilities	4,001	3,310
Other community operating expense (1)	13,386	10,296
Total community operating expense	59,114	45,822
Community net operating income	$20,141	$14,915
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenues to consolidated total revenues is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Segment resident revenue	$79,255	$60,737
All other non-segment revenue:
Management fees	1,061	594
Managed community reimbursement revenue	11,607	6,107
Total revenues	$91,923	$67,438

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Segment net operating income	$20,141	$14,915
Management fees	1,061	594
Other operating expenses	(1,300)	(495)
General and administrative expense	(8,472)	(6,812)
Transaction, transition and restructuring costs	(610)	(399)
Depreciation and amortization expense	(13,686)	(9,935)
Interest income	242	139
Interest expense	(9,446)	(8,591)
Gain on extinguishment of debt, net	—	38,148
Loss from equity method investment	(330)	—
Other expense, net	(550)	(479)
Provision for income taxes	(75)	(66)
Net Income (Loss)	$(13,025)	$27,019
17. Subsequent Event
Purchase and Sale Agreement
In May 2025, the Company signed a purchase and sale agreement for one community located in Florida with a purchase price of $11.0 million. The acquisition is contingent upon securing financing and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Quarterly Report on Form 10-Q to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2025 and 2024, and (ii) liquidity and capital resources of the Company.
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
As of March 31, 2025, the Company owned, managed, or invested in 94 senior housing communities in 20 states with an aggregate capacity of approximately 10,000 residents, including 81 owned senior housing communities (including four through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company manages on behalf of a third party.
Significant Financial and Operational Highlights
Operations
During the three months ended March 31, 2025, the Company generated resident revenue of $79.3 million compared to resident revenue of $60.7 million in the three months ended March 31, 2024, representing an increase of 30.6%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and additional communities acquired in 2024.
Weighted average occupancy for the three months ended March 31, 2025 and 2024 for the communities owned by the Company, excluding 2024 acquisitions and repositioning projects, was 86.8% and 85.8%, respectively, reflecting continued occupancy growth. The average monthly rental rate for these owned communities for the three months ended March 31, 2025 increased 5.5% when compared to the three months ended March 31, 2024.
Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee and other customary terms and conditions. The Company managed 13 and ten communities on behalf of a third party for the three months ended March 31, 2025 and 2024, respectively. The Company also managed four communities on behalf of an unconsolidated joint venture and four communities in consolidated joint ventures for the three months ended March 31, 2025. No such joint ventures in the prior period.

Investment in Consolidated VIE
In July 2024, the Company entered into two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Company is a 51% owner in the joint ventures. The noncontrolling interest of the Palatine JVs is reported on the noncontrolling interest line items in the Company's condensed consolidated financial statements.
Investment in Stone Unconsolidated Entities
In May 2024, Stone JV LLC (“Stone JV”) purchased four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of March 31, 2025. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of March 31, 2025. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV was $10.2 million as of March 31, 2025, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2025, the Company received a return of investment of $0.4 million in its unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three months ended March 31, 2025, there were no impairments.
2024 Fannie Mae Loan Modifications
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amends the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s 37 senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extend the maturity dates of each 2024 Loan Agreements from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns on the 2024 Loan Agreements, which included a $2.0 million paydown made at closing and a series of $2.0 million, $3.0 million and $3.0 million due in November 2025, 2026 and 2027, respectively.
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of March 31, 2025, $60.0 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 13 of the Company’s senior living communities. As of March 31, 2025, we had an additional borrowing capacity of up to $43.2 million under our Credit Facility. See “Note 17–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.
2024 Loan Repurchase Agreement and Ally Term Loan Expansion
We entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million (“Ally Third Amendment”) and the remainder was funded by proceeds from the issuance of common stock. The 2024 Loan Purchase and Ally financing closed in February 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment, net totaling $38.1 million for the three months ended March 31, 2024. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.
2024 Ally Loan Amendment
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally Bank and Cross River Bank owned 67.5% and 32.5%, respectively, of the outstanding principal balance. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 was applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term. As part of the syndication, the IRC reserve spread moved from 2.3% to 3.0%, capping the total interest at 6.0% on the Ally term loan. The Ally Fourth Amendment allows the Company the option to extend the Ally debt maturity by 12 months from March 2026 to March 2027. The Company intends and has the ability to exercise this option.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies since December 31, 2024.

Recent Accounting Guidance Adopted
See “Note 2–Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
Three months ended March 31, 2025 as compared to three months ended March 31, 2024
Revenues
Resident revenue for the three months ended March 31, 2025 was $79.3 million as compared to $60.7 million for the three months ended March 31, 2024, representing an increase of $18.6 million, or 30.6%. The increase in revenue was primarily due to increased occupancy, increased average rent rates, and 16 additional operating communities acquired during 2024 (including one unoccupied community).
Management fee revenue for the three months ended March 31, 2025 increased by $0.5 million as compared to the three months ended March 31, 2024, primarily as a result of managing three more third-party and four unconsolidated joint venture communities as compared to prior period.
Managed community reimbursement revenue for the three months ended March 31, 2025 was $11.6 million as compared to $6.1 million for the three months ended March 31, 2024, representing an increase of $5.5 million, or 90.2%. The increase was primarily a result of managing more communities.
Expenses
Operating expenses for the three months ended March 31, 2025 were $60.4 million as compared to $46.3 million for the three months ended March 31, 2024, representing an increase of $14.1 million, or 30.5%. The increase was attributable to $11.5 million in operating expenses related to the 16 additional communities acquired during 2024 (including one unoccupied community acquired on December 31, 2024), and an increase of $2.6 million in operating expenses related to the remaining owned communities, driven by $1.4 million increases in labor and $1.2 million increases in other operating expenses.

General and administrative expenses for the three months ended March 31, 2025 were $8.5 million as compared to $6.8 million for the three months ended March 31, 2024, representing an increase of $1.7 million. The increase was primarily a result of an increase in labor and employee related expenses of $1.5 million to support the Company’s 2024 acquisitions and growth initiatives, and a $0.4 million increase in stock-based compensation expense, partially offset by a net decrease in other expenses of $0.2 million.
Transaction, transition and restructuring costs were $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The costs include legal, audit, banking and other costs to support the Company’s recent debt, restructuring, as well as investments by the Company.
Managed community reimbursement expense for the three months ended March 31, 2025 was $11.6 million as compared to $6.1 million for the three months ended March 31, 2024, representing an increase of $5.5 million or 90.2%. The increase was primarily a result of managing more communities for the three months ended March 31, 2025 as compared to the prior period.
Interest expense for the three months ended March 31, 2025 was $9.4 million as compared to $8.6 million for the three months ended March 31, 2024, representing an increase of $0.8 million primarily due to the incremental borrowings associated with the Company's 2024 community acquisitions, partially offset by a decrease in the Company’s SOFR-based variable rate debt.
Gain on extinguishment of debt, net for the three months ended March 31, 2024 was $38.1 million related to the derecognition of notes payable and liabilities as a result of the 2024 Loan Purchase.
Liquidity and Capital Resources
In addition to $14.0 million of unrestricted cash as of March 31, 2025, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our secured Credit Facility, proceeds from equity offerings, including sales of common stock under our ATM sales agreement, proceeds from debt, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75,000,000. During August 2024, the Company entered into its Credit Facility in which borrowing availability is determined based upon the value of the senior living communities securing the Credit Facility. As of March 31, 2025, the Company had outstanding borrowings under its Credit Facility of $60.0 million and availability of $43.2 million. These transactions are expected to provide additional financial flexibility for the Company and increase our liquidity position. See “Note 7–Debt” in the Notes to Condensed Consolidated Financial Statements.
As of March 31, 2025, the majority of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt.
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
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. The Company’s actual liquidity and capital funding requirements depend on numerous factors, including its operating results, its capital expenditures for community investment, and general economic conditions, as well as other factors described in “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K filed with the SEC on March 17, 2025.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$3,823	$(4,105)	$7,928
Net cash used in investing activities	(7,945)	(5,131)	(2,814)
Net cash provided by (used in) financing activities	(2,548)	29,149	(31,697)
Increase (decrease) in cash and cash equivalents and restricted cash	$(6,670)	$19,913	$(26,583)

Operating activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $3.8 million as compared to net cash used in operating activities of $4.1 million for the three months ended March 31, 2024. The change of $7.9 million is primarily due to the change in accounts receivable and the improvement in net income inclusive of the non-cash adjustments to earnings during the three months ended March 31, 2025 compared to the prior year period.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2025 was $7.9 million primarily due to $8.3 million in ongoing capital improvements combined with select refurbishment projects, as well as refurbishment projects associated with the 2024 acquired communities, partially offset by a return of investment of $0.4 million in our unconsolidated entity. Net cash used in investing activities of $5.1 million for the three months ended March 31, 2024 was primarily resulted from ongoing capital improvements and refurbishments at the Company’s senior housing communities of $5.8 million, partially offset by $0.6 million from the proceeds from the sale of an unencumbered land parcel in January 2024.
Financing activities
Net cash used by financing activities for the three months ended March 31, 2025 was $2.5 million primarily due to dividends paid of $1.4 million and repayments of notes payable of $0.9 million. The net cash provided by financing activities for the three months ended March 31, 2024 was $29.1 million primarily due to net proceeds received from the issuance of common stock of $47.6 million and proceeds of $24.8 million from the Ally financing, partially offset by repayments of notes payable of $42.0 million.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described below and in our Annual Report on Form 10-K, which was filed with the SEC on March 17, 2025, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective.
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
Other than the changes outlined below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan
As disclosed in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 17, 2025, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of March 31, 2025. We have developed the following plan for remediation of the material weakness. Control weaknesses are not considered remediated until enhanced internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process in 2025.

•Established a project team to review, evaluate and remediate the material weakness.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2025	—	—	—	6,570,222
February 1 – February 28, 2025	—	—	—	6,570,222
March 1 – March 31, 2025	—	—	—	6,570,222
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

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 12, 2025

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2025