Form 10-Q
period 2025-06-30
SONIDA SENIOR LIVING, INC.
filed 2025-08-11
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 7, 2025, the Registrant had 18,823,108 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended June 30, 2025

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$14,053	$16,992
Restricted cash	19,644	22,095
Accounts receivable, net of allowance for credit losses of $8.8 million and $7.9 million, respectively	23,153	18,965
Prepaid expenses and other assets	5,917	4,634
Derivative assets	684	1,403
Total current assets	63,451	64,089
Property and equipment, net	750,261	739,884
Investment in unconsolidated entity	9,839	10,943
Intangible assets, net	23,573	24,526
Other assets, net	2,648	2,479
Total assets (a)	$849,772	$841,921
Liabilities:
Current liabilities
Accounts payable	$6,533	$9,031
Accrued expenses	43,077	45,024
Current portion of debt, net of deferred loan costs	17,724	15,486
Deferred income	6,631	5,361
Federal and state income taxes payable	130	243
Other current liabilities	488	470
Total current liabilities	74,583	75,615
Long-term debt, net of deferred loan costs	660,163	635,904
Other long-term liabilities	1,260	793
Total liabilities (a)	736,006	712,312
Commitments and contingencies (Note 12)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of June 30, 2025 and December 31, 2024	51,249	51,249
Equity:
Sonida’s shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of June 30, 2025 and December 31, 2024; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 as of June 30, 2025 and December 31, 2024; 18,863 and 18,992 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	189	190
Additional paid-in capital	490,820	491,819
Retained deficit	(434,316)	(420,224)
Total Sonida shareholders’ equity	56,693	71,785
Noncontrolling interest:	5,824	6,575
Total equity	62,517	78,360
Total liabilities, redeemable preferred stock and equity	$849,772	$841,921
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $2.3 million and $5.0 million of Cash and cash equivalents; $1.9 million and $1.5 million of Restricted cash; $0.3 million and $0.3 million of Accounts receivable, net; and $28.0 million and $27.8 million of Property and equipment, net; $3.7 million and $4.7 million of Intangible assets, net; $2.4 million and $5.4 million of Accounts payable; $0.8 million and $0.9 million of Accrued expenses; $0.3 million and $0.2 million of Deferred income; $21.3 million and $21.3 million of Debt, net of deferred loan costs; and $0.2 million and $0.2 million of Other long-term liabilities as of June 30, 2025 and December 31, 2024, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Resident revenue	$81,845	$63,108	$161,100	$123,845
Management fees	1,134	720	2,195	1,314
Managed community reimbursement revenue	10,546	6,379	22,153	12,486
Total revenues	93,525	70,207	185,448	137,645
Expenses:
Operating expense	61,420	45,981	121,834	92,298
General and administrative expense	9,729	8,713	18,201	15,525
Transaction, transition and restructuring costs	461	465	1,071	864
Depreciation and amortization expense	13,646	10,067	27,332	20,002
Managed community reimbursement expense	10,546	6,379	22,153	12,486
Total expenses	95,802	71,605	190,591	141,175
Other income (expense):
Interest income	986	387	1,228	526
Interest expense	(9,271)	(8,964)	(18,717)	(17,555)
Gain on extinguishment of debt, net	—	—	—	38,148
Loss from equity method investment	(383)	(35)	(713)	(35)
Other income (expense), net	9,063	253	8,513	(226)
Income (loss) before provision for income taxes	(1,882)	(9,757)	(14,832)	17,328
Provision for income taxes	(91)	(59)	(166)	(125)
Net income (loss)	(1,973)	(9,816)	(14,998)	17,203
Less: Net loss attributable to noncontrolling interests	410	—	906	—
Net income (loss) attributable to Sonida shareholders	(1,563)	(9,816)	(14,092)	17,203

Dividends on Series A convertible preferred stock	(1,409)	—	(2,818)	—
Undeclared dividends on Series A convertible preferred stock	—	(1,372)	—	(2,707)
Undistributed net income allocated to participating securities	—	—	—	(1,425)
Net income (loss) attributable to common shareholders	$(2,972)	$(11,188)	$(16,910)	$13,071

Weighted average common shares outstanding — basic	18,093	13,014	18,070	11,438
Weighted average common shares outstanding — diluted	18,093	13,014	18,070	12,143

Basic net income (loss) per common share	$(0.16)	$(0.86)	$(0.94)	$1.14
Diluted net income (loss) per common share	$(0.16)	$(0.86)	$(0.94)	$1.08

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of common stock, net of issuance costs	5,026	50	47,591	—	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	—	(213)
Non-cash stock-based compensation	—	—	575	—	—	575
Net income	—	—	—	27,019	—	27,019
Balance as of March 31, 2024	13,197	132	349,610	(391,146)	$—	(41,404)
Issuance of common stock, net of issuance costs	616	6	17,432	—	—	17,438
Undeclared dividends on Series A convertible preferred stock	—	—	(1,372)	—	—	(1,372)
Stock-based plan activity	377	4	(171)	—	—	(167)
Non-cash stock-based compensation	—	—	1,211	—	—	1,211
Net loss	—	—	—	(9,816)	—	(9,816)
Balance as of June 30, 2024	14,190	$142	$366,710	$(400,962)	$—	$(34,110)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	189	491,334	(432,753)	5,947	64,717
Capital contributions from noncontrolling interest	—	—	—	—	287	287
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(15)	—	(331)	—	—	(331)
Non-cash stock-based compensation	—	—	1,226	—	—	1,226
Net loss	—	—	—	(1,563)	(410)	(1,973)
Balance as of June 30, 2025	18,863	$189	$490,820	$(434,316)	$5,824	$62,517
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(14,998)	$17,203
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,332	20,002
Amortization of deferred loan costs	844	722
Gain on sale of assets, net	—	(192)
Loss on derivative instruments, net	781	1,606
Gain on extinguishment of debt, net	—	(38,148)
Loss from equity method investment	713	35
Provision for credit losses	1,440	881
Non-cash stock-based compensation expense	2,199	1,786
Other non-cash items	364	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,628)	(2,008)
Prepaid expenses	2,010	(756)
Other assets, net	(16)	(199)
Accounts payable and accrued expenses	(3,265)	(2,791)
Federal and state income taxes payable	(113)	(122)
Deferred income	1,270	315
Customer deposits	(178)	45
Net cash provided by (used in) operating activities	12,755	(1,624)
Cash flows from investing activities:
Investments in unconsolidated entities	—	(22,342)
Return of investment in unconsolidated entity	392	—
Acquisition of new communities	(22,533)	(11,105)
Capital expenditures	(15,330)	(9,899)
Proceeds from sale of assets	—	631
Net cash used in investing activities	(37,471)	(42,715)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	65,079
Proceeds from notes payable	9,000	36,648
Repayments of notes payable	(1,567)	(48,475)
Proceeds from credit facility	20,000	—
Repayment of credit facility	(5,000)	—
Capital contributions from noncontrolling investors in joint ventures	287	—
Distributions to noncontrolling investors in joint ventures	(132)	—
Purchase of derivative assets	—	(1,851)
Dividends paid on Series A convertible preferred stock	(2,818)	—
Deferred loan costs paid	(62)	(633)
Other financing costs	(382)	(396)
Net cash provided by financing activities	19,326	50,372
Increase (decrease) in cash and cash equivalents and restricted cash	(5,390)	6,033
Cash, cash equivalents, and restricted cash at beginning of period	39,087	17,750
Cash, cash equivalents, and restricted cash at end of period	$33,697	$23,783
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17,883	$14,016
Income taxes paid, net	$267	$237
Non-cash investing and financing activities:
Undeclared dividends on Series A convertible preferred stock	$—	$2,707
Insurance financed through insurance notes payable	$3,293	$—
Non-cash additions of property and equipment	$1,180	$1,831
Non-cash right-of-use assets	$643	$—
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of June 30, 2025, the Company owned, managed or invested in 96 senior housing communities in 20 states with an aggregate capacity of approximately 10,150 residents1, including 83 owned senior housing communities (including four owned through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company manages on behalf of a third-party.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc., its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. The Company reports investments in unconsolidated entities whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.
The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of June 30, 2025, the Company has a joint venture, Stone JV LLC (“Stone JV”), which is treated as an unconsolidated entity. See “Note 3–Investments and Acquisitions.”
As of June 30, 2025, the Company was a 51% owner in two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners. The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its consolidated financial statements for the periods ended June 30, 2025 and December 31, 2024.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2025 and December 31, 2024, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2025 and 2024.
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Reclassifications
Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our June 30, 2025 presentation. The condensed consolidated statements of operations as of June 30, 2024 reflects reclassifying transaction, transition and restructuring costs from “General and administrative expense” to “Transaction, transition and restructuring costs.”
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
2. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of reserve accounts for property insurance, real estate taxes, capital expenditures, derivatives, and debt service required by certain loan agreements. In addition, restricted cash includes escrowed deposits and deposits required by certain counterparties as collateral pursuant to letters of credit which must remain so long as the letters of credit are outstanding, which are subject to renewal annually.
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$14,053	$16,992
Restricted cash:
Property tax and insurance reserves	5,329	6,156
Lender reserves	3,521	6,013
Capital expenditures reserves	6,754	6,210
Escrow deposit	325	—
Deposits pursuant to outstanding letters of credit	3,524	3,524
Other reserves	191	192
Total restricted cash	19,644	22,095
Total cash, cash equivalents, and restricted cash	$33,697	$39,087
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the six months ended June 30, 2025 and June 30, 2024.
In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property-level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. See “Note 4–Property and Equipment, net.”
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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition including estimates of appropriate discount rates and capitalization rate once we have determined the fair value of each of these assets and liabilities. Relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values of acquired properties are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are more than the current market rent at communities as acquired in recent acquisitions. Favorable above-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the accompanying condensed consolidated balance sheets. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. Community fees are recognized evenly over the term of the residency agreements, which is generally 12 months. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling $6.6 million and $5.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. As of June 30, 2025, $5.2 million of deferred revenue has been recognized from the year ended December 31, 2024. As of June 30, 2024, $3.9 million of deferred revenue was recognized from the year ended December 31, 2023.
Revenues from Medicaid programs accounted for 7.8% and 11.1% of the Company’s revenue for the three months ended June 30, 2025 and 2024, respectively. Revenues from the Medicaid program accounted for approximately 8.1% and 11.3% of the Company’s revenue for the six months ended June 30, 2025 and 2024, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report.
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
Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for credit losses of $8.8 million and $7.9 million as of June 30, 2025 and December 31, 2024, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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

We have a concentration of owned properties operating in Texas (19), Indiana (12), Ohio (12), and Florida (8) which represented approximately 22%, 13%, 18%, and 10% respectively, of our resident revenues for the three months ended June 30, 2025 and approximately 22%, 13%, 18%, and 9%, respectively, of our resident revenues for the six months ended June 30, 2025.

We had a concentration of owned properties operating in Texas (16), Indiana (12), Ohio (11) and Wisconsin (8), which represented approximately 23%, 18%, 21%, and 10% respectively, of our resident revenues for the three months ended June 30, 2024 and approximately 23%, 18%, 20%, and 10%, respectively, of our resident revenues for the six months ended June 30, 2024.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2025 and 2024 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which the Company expects those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized. The Company has a full valuation allowance on deferred tax assets. However, in the event the Company were to ultimately determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.
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
Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were effected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the three months ended June 30, 2025, the Department of Treasury notified the Company of ERC credits awarded under the CARES Act. The Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized gross ERC credits received of $8.8 million as other income on the accompanying condensed consolidated statement of operations for three months ended June 30, 2025.
Redeemable Preferred Stock
The Company’s Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are affiliates of Conversant Capital LLC, (together, the “Conversant Preferred Investors”) and are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with the common stock owned by them and their affiliates as of June 30, 2025 and December 31, 2024, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of June 30, 2025 and

December 31, 2024, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of June 30, 2025 and December 31, 2024, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 15–Derivatives and Hedging.”
Net Income Per Common Share
The Company uses the two-class method to compute net income per common share because the Company has issued securities (Series A Preferred Stock) that entitle the holders to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and participating securities, including Series A Preferred Stock (on an if-converted basis) to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities, including Series A Preferred Stock, have no obligation to fund losses.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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
Investment in Stone Unconsolidated Entity
In May 2024, the Stone JV purchased four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of June 30, 2025. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of June 30, 2025. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in the Stone JV was $9.8 million as of June 30, 2025, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet. For the six months ended June 30, 2025, the Company received a return of its investment of $0.4 million in its unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and six months ended June 30, 2025, there were no impairments.
East Lake Acquisition
On May 30, 2025, the Company acquired one senior living community located in Tarpon Springs, Florida for a purchase price of $11.0 million plus transaction costs of $0.3 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.9 million in “Property and equipment, net” for tangible assets purchased; $1.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets. The Company mortgaged the property with a $9.0 million loan. See “Note 7–Debt.”

Alpharetta Acquisition
On June 1, 2025, the Company acquired one senior living community located in Alpharetta, Georgia for a purchase price of $11.0 million plus transaction costs of $0.2 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.1 million in “Property and equipment, net” for tangible assets purchased; $2.1 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets.

4. Property and Equipment, net
As of June 30, 2025 and December 31, 2024, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	June 30, 2025	December 31, 2024
Land	NA	$76,768	$73,405
Land improvements	5 to 20 years	34,664	31,764
Buildings and building improvements	10 to 40 years	1,009,351	989,054
Furniture and equipment	5 to 10 years	70,369	66,600
Automobiles	5 to 7 years	3,020	2,923
Assets under financing leases and leasehold improvements	5 to 10 years	7,125	5,607
Construction in progress	NA	2,251	1,039
Total property and equipment		$1,203,548	$1,170,392
Less accumulated depreciation and amortization		(453,287)	(430,508)
Total property and equipment, net		$750,261	$739,884

The Company recognized depreciation and amortization expense on its property and equipment of $11.5 million and $9.9 million for the three months ended June 30, 2025 and 2024, respectively, and $22.8 million and $19.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024, property and equipment, net included $1.2 million and $1.8 million, respectively, of capital expenditures which had been incurred but not yet paid.
There were no impairments of long-lived assets for the six months ended June 30, 2025 and June 30, 2024.

5. Intangible Assets
Intangibles, net represents in-place leases, purchased with acquired communities. A portion of purchase price for acquisitions have been allocated to in-place leases. The intangible assets are estimated to be amortized over the straight-line method over their estimated useful lives as of the date of acquisition. The intangibles, net balance is as follows (in thousands):

	June 30, 2025	December 31, 2024	Weighted Average Life Remaining (in years)
In-place leases, gross	$32,699	$28,960
Accumulated amortization	(9,126)	(4,434)
Intangibles, net	$23,573	$24,526	2.3
Amortization expense for intangible assets was $2.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.7 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. Expected future amortization expense of intangible assets as of June 30, 2025 is as follows (in thousands):

Future amortization:
2025, remaining	$5,163
2026	10,327
2027	7,564
2028	519
Total Amortization	$23,573
6. Accrued Expenses
The following is a summary of accrued expenses as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and employee benefits	$15,592	$20,894
Accrued interest (1)	8,123	8,499
Accrued taxes	7,299	8,050
Accrued professional fees	9,008	3,315
Accrued other expenses	3,055	4,266
Total accrued expenses	$43,077	$45,024
__________
(1) Includes deferred interest of $4.7 million and $5.5 million as of June 30, 2025 and December 31, 2024, respectively, in consideration of the Fannie Mae (defined below) troubled debt restructuring. The deferred interest represents interest that has been forgiven under the Fannie Mae troubled debt restructuring.

7. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		June 30, 2025	December 31, 2024
	Maturity Date	June 30, 2025	December 31, 2024
Senior secured revolving credit facility	2027	6.9%	7.3%	$75,000	$60,000
Fixed rate mortgage notes payable	2025 to 2045	4.6%	4.6%	400,009	400,229
Variable rate mortgage notes payable (1)	2026 to 2029	6.4%	6.5%	180,530	171,530
Notes payable - consolidated VIE	2026 to 2027	7.1%	7.2%	21,690	21,690
Notes payable - insurance	2025 to 2026	5.8%	6.9%	3,653	1,707
Total debt				680,882	655,156
Deferred loan costs, net				2,995	3,766
Total debt, net of deferred loan costs				677,887	651,390
Current portion of debt				17,724	15,486
Long-term debt, net				$660,163	$635,904
(1) See “Note 14–Fair Value Measurements” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our debt payable as of June 30, 2025 (in thousands):

Principal payments due in:
2025	$18,118
2026	133,834
2027	87,597
2028	12,395
2029	408,562
Thereafter	20,376
Total debt, excluding deferred loan costs	$680,882

As of June 30, 2025, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and Credit Facility (as defined below) are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of June 30, 2025, the one-month SOFR was 4.5% and the applicable margins ranged from 0.0% to 3.5%.
As of June 30, 2025, we had property and equipment with a net carrying value of $578.8 million that was secured by outstanding notes payable. In addition, as of June 30, 2025, we had property and equipment with a net carrying value of $143.3 million secured by the Credit Facility (as defined below).

2025 Mortgage Loan
On May 30, 2025, the Company acquired one senior living community located in Tarpon Springs, Florida. The Company mortgaged the property with a $9.0 million interest-only loan due in 36 months, plus two 12-month extensions at the Company’s option subject to meeting certain financial conditions. The interest rate is based on SOFR plus applicable margins ranging from 0.0% to 3.0%.

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
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of June 30, 2025, $75.0 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 13 of the Company’s senior living communities. As of June 30, 2025, we had an additional borrowing capacity of up to $32.9 million under our Credit Facility.
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
2024 Loan Repurchase Agreement and Ally Term Loan Expansion
In 2024, we entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). On February 2, 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s existing loan facility with Ally Bank (“Ally”) by $24.8 million (“Ally Third Amendment”) and the remainder was funded by proceeds from the issuance of common stock. The 2024 Loan Purchase and Ally financing closed in February 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment, net totaling $38.1 million for the six months ended June 30, 2024. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. The expanded Ally debt facility was secured by six of the Company’s senior living communities involved in the transaction.
2024 Ally Loan Amendment
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally Bank successfully syndicated a portion of its total term loan commitment to Cross River Bank (“Cross River”). Following the syndication, Ally Bank and Cross River owned 67.5% and 32.5%, respectively, of the outstanding principal balance. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 was applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term. As part of the syndication, the IRC reserve spread moved from 2.3% to 3.0%, capping the total interest at 6.5% on the Ally term loan. The Ally Fourth Amendment allows the Company the option to extend the Ally debt maturity by 12 months from March 2026 to March 2027. See “Note 17–Subsequent Events.”
Notes Payable - Consolidated VIE
As of June 30, 2025, the Company had $21.7 million of mortgage debt outstanding related to the Palatine JVs. The mortgages have a weighted average interest rate of 7.1% and terms ranging from 2026 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.

Notes Payable - Insurance
As of June 30, 2025, the Company had finance agreements for certain insurance policies totaling $3.7 million, with a weighted average fixed interest rate of 5.8%, and principal being repaid over nine or ten month terms.
Deferred Loan Costs
As of June 30, 2025 and December 31, 2024, the Company had gross deferred loan costs of $11.4 million and $11.4 million, respectively, related to notes payable. Accumulated amortization was $8.4 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025, the Company was in compliance with the financial covenants of its debt agreements.
8. Securities Financing
Series A Preferred Stock
As of June 30, 2025, the Company had 41,250 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the stockholders’ equity (deficit) section, on our condensed consolidated balance sheets.
The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. On each of March 31, 2025 and June 30, 2025, the Board declared and paid $1.4 million in dividends on its Series A Preferred Stock. As of June 30, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.

The following schedule summarizes our Series A Preferred Stock as of June 30, 2025 and December 31, 2024 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2024	41	$51,249
Balance as of June 30, 2025	41	$51,249

Outstanding Warrants

In November 2021, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of five years after the closing date of such financing transactions. The Company had 1,031,250 outstanding warrants as of June 30, 2025 and December 31, 2024.

9. Revenue
Revenue for the three and six months ended June 30, 2025 and 2024 is comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Housing and support services	$80,930	$62,361	$159,341	$122,345
Community fees	583	484	1,117	943
Ancillary services	332	263	642	557
Resident revenue	81,845	63,108	161,100	123,845
Management fees	1,134	720	2,195	1,314
Managed community reimbursement revenue	10,546	6,379	22,153	12,486
Total revenues	$93,525	$70,207	$185,448	$137,645
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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per common share calculation:
Net income (loss) attributable to Sonida shareholders	$(1,563)	$(9,816)	$(14,092)	$17,203
Less: Dividends on Series A Preferred Stock	(1,409)	—	(2,818)	—
Less: Undeclared dividends on Series A Preferred Stock	—	(1,372)	—	(2,707)
Less: Undistributed earnings allocated to participating securities	—	—	—	(1,425)
Net income (loss) attributable to common shareholders	$(2,972)	$(11,188)	$(16,910)	$13,071
Weighted average shares outstanding — basic	18,093	13,014	18,070	11,438
Basic net income (loss) per share	$(0.16)	$(0.86)	$(0.94)	$1.14

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$(2,972)	$(11,188)	$(16,910)	$13,071
Weighted average shares outstanding — diluted	18,093	13,014	18,070	12,143
Diluted net income (loss) per share	$(0.16)	$(0.86)	$(0.94)	$1.08

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2025	2024	2025	2024
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	18,093	13,014	18,070	11,438
Dilutive effect of share-based instruments	—	—	—	705
Weighted average shares outstanding — diluted	18,093	13,014	18,070	12,143
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2025	2024	2025	2024
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,281	1,264	1,281	1,247
Restricted stock awards	784	972	834	141
Restricted stock units	113	2	60	1
Stock options	10	10	10	10
Total	3,219	3,279	3,216	2,430
11. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $1.2 million in stock-based compensation expense for the three months ended June 30, 2025 and June 30, 2024. The Company recognized $2.2 million and $1.8 million in stock-based compensation expense for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, the Company had $12.5 million in unrecognized stock compensation expense which will be recognized over approximately three years.
12. Commitments and Contingencies
As of June 30, 2025, the Company had contractual commitments of $8.6 million related to future renovations and technology enhancements to its communities.
The Company has a remaining deferred purchase price of $1.2 million for the Palatine JVs acquisition. If a capital call notice is given, Sonida would be required to contribute $1.2 million on behalf of its JV partner before it would begin to fund their pro rata share of capital calls.
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to deductibles, normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information. As more information becomes available, including from potential claimants as litigation or resolution efforts progress, management estimates and assumptions regarding the potential financial impacts may change.
As of June 30, 2025, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of this Quarterly Report on Form 10-Q, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.

The Company has accrued a total $6.5 million as of June 30, 2025 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the condensed consolidated balance sheet. In addition, insurance receivables for these claims have been recorded totaling $5.1 million as of June 30, 2025 which is included in accounts receivable on the condensed consolidated balance sheet.
13. Related Party Transactions
Conversant
As of June 30, 2025, Conversant Capital, LLC and its affiliates have a controlling interest in the Company. See “Note 8–Securities Financing.”
Stone Joint Venture
As of June 30, 2025, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 3–Investments.” During the six months ended June 30, 2025, the Company received a distribution of $0.4 million as a return of its investment in the Stone JV.
In September 2024, the Stone JV entered into a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% backed by the four communities owned by the Stone JV. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Stone JV loan was $35.0 million and the Company guaranteed $14.0 million of the loan.
Palatine Joint Ventures
As of June 30, 2025, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. See “Note 3–Investments.”
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of each of June 30, 2025 and December 31, 2024, we had interest rate cap agreements with an aggregate notional value of $185.1 million. The fair value of these derivative assets as of June 30, 2025 and December 31, 2024 was $0.7 million and $1.5 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 15– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,053	$14,053	$16,992	$16,992
Restricted cash	19,644	19,644	22,095	22,095
Debt, excluding deferred loan costs	$680,882	$617,079	$655,156	$621,597
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the six months ended June 30, 2025 and 2024.
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
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,109	$684	$—	$—
Total derivatives, net	$185,109	$684	$—	$—

	December 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,145	$1,465	$—	$—
Total derivatives, net	$185,145	$1,465	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(291)	$(1,079)	$(781)	$(1,606)

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
Our Chief Executive Officer is our chief operating decision maker (“CODM”), who organizes our company, manages resource allocations and measures performance among our one reportable segment. The CODM uses community NOI by property to allocate operating and capital resources and assesses performance of the segment by comparing actual NOI results to historical results and previously forecasted financial information. Our CODM manages our business by reviewing annual forecasts and segment results on a monthly basis. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The total investment in equity method investments and capital expenditures are presented on the consolidated financial statements.
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Resident revenue	$81,845	$63,108	$161,100	$123,845
Community operating expense:
Labor	39,331	28,913	77,630	58,030
Food	3,839	3,301	7,267	6,400
Utilities	3,525	2,624	7,526	5,934
Other community operating expense (1)	13,914	10,654	27,300	20,950
Total community operating expense	60,609	45,492	119,723	91,314
Community net operating income	$21,236	$17,616	$41,377	$32,531
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenues to consolidated total revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Segment resident revenue	$81,845	$63,108	$161,100	$123,845
All other non-segment revenue:
Management fees	1,134	720	2,195	1,314
Managed community reimbursement revenue	10,546	6,379	22,153	12,486
Total revenues	$93,525	$70,207	$185,448	$137,645

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June,		Six months ended June,
	2025	2024	2025	2024
Segment net operating income	$21,236	$17,616	$41,377	$32,531
Management fees	1,134	720	2,195	1,314
Other operating expenses	(811)	(489)	(2,111)	(984)
General and administrative expense	(9,729)	(8,713)	(18,201)	(15,525)
Transaction, transition and restructuring costs	(461)	(465)	(1,071)	(864)
Depreciation and amortization expense	(13,646)	(10,067)	(27,332)	(20,002)
Interest income	986	387	1,228	526
Interest expense	(9,271)	(8,964)	(18,717)	(17,555)
Gain on extinguishment of debt, net	—	—	—	38,148
Loss from equity method investment	(383)	(35)	(713)	(35)
Other income (expense), net	9,063	253	8,513	(226)
Provision for income taxes	(91)	(59)	(166)	(125)
Net income (loss)	$(1,973)	$(9,816)	$(14,998)	$17,203
17. Subsequent Events
Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan allows for an initial term loan advance on the closing date of $122.0 million on 19 communities, which includes 18 communities under the existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin. As of June 30, 2025, the Company has $112.9 million outstanding under the existing Ally term loan agreement, which has a maturity date of March 10, 2026. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.
Purchase and Sale Agreement
In July 2025, the Company signed a purchase and sale agreement for one community located in Texas with a purchase price of $15.6 million. The acquisition is contingent upon customary closing conditions.
Notes Payable - Insurance
In July 2025, the Company entered into a finance agreement for certain insurance policies totaling $3.9 million, with an interest rate of 5.6%, and principal being repaid over a ten month term.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2025 and 2024, and (ii) liquidity and capital resources of the Company.
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
As of June 30, 2025, the Company owned, managed, or invested in 96 senior housing communities in 20 states with an aggregate capacity of approximately 10,150 residents, including 83 owned senior housing communities (including four through joint venture investments in consolidated entities, four owned through a joint venture investment in an unconsolidated entity, and one unoccupied) and 13 communities that the Company manages on behalf of a third party.
Significant Financial and Operational Highlights
Operations
During the three months ended June 30, 2025, the Company generated resident revenue of $81.8 million compared to resident revenue of $63.1 million in the three months ended June 30, 2024, representing an increase of 29.6%. The increase in revenue was primarily due to increased average rent rates and 18 additional communities acquired during 2024 and 2025 (including one unoccupied community acquired on December 31, 2024).
Weighted average occupancy for the three months ended June 30, 2025 and 2024 for the communities owned by the Company, excluding 2024 and 2025 acquisitions and repositioning projects, was 86.5% and 86.1%, respectively, reflecting continued occupancy growth. The average monthly rental rate for these owned communities for the three months ended June 30, 2025 increased 4.4% when compared to the three months ended June 30, 2024.
During the six months ended June 30, 2025, the Company generated resident revenue of $161.1 million compared to $123.8 million during the six months ended June 30, 2024, representing an increase of 30.1%. The increase in revenue was primarily due to increased rent rates and 18 additional communities that were acquired during 2024 and 2025 (including one unoccupied community acquired on December 31, 2024).
Weighted average occupancy for the six months ended June 30, 2025 and 2024 for the communities owned by the Company, excluding 2024 and 2025 acquisitions and repositioning projects, was 86.7% and 85.9%, respectively, reflecting continued occupancy growth. The average monthly rental rate for the six months ended June 30, 2025 was 5.0% higher as compared to the six months ended June 30, 2024.

Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee, and other customary terms and conditions. The Company managed 13 and 12 communities on behalf of a third party for the six months ended June 30, 2025 and 2024, respectively. The Company also managed four communities on behalf of an unconsolidated joint venture and four communities in consolidated joint ventures for the six months ended June 30, 2025.
Recent Acquisitions
East Lake Acquisition
In May 2025, the Company acquired one senior living community located in Tarpon Springs, Florida for a purchase price of $11.0 million plus transaction costs of $0.3 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.9 million in “Property and equipment, net” for tangible assets purchased; $1.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets. The Company mortgaged the property with a $9.0 million interest-only loan due in 36 months, plus 2 12-month extensions at the Company’s option subject to meeting certain financial conditions. The interest rate is based on SOFR plus applicable margins from 0.0% to 3.0%. See “Note 7–Debt” in the Notes to Condensed Consolidated Financial Statements.
Alpharetta Acquisition
In June 2025, the Company acquired one senior living community located in Alpharetta, Georgia for a purchase price of $11.0 million plus transaction costs of $0.2 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.1 million in “Property and equipment, net” for tangible assets purchased; $2.1 million in “Intangible assets, net” for in-place leases, and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets.
Texas Purchase and Sale Agreement
In July 2025, the Company signed a purchase and sale agreement for one community located in Texas with a purchase price of $15.6 million. The acquisition is contingent upon customary closing conditions.
Recent Investments
Investment in Consolidated VIE
In July 2024, the Company entered into two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners, which acquired four senior living communities located in Texas (3) and Georgia (1). The Company is a 51% owner in the joint ventures. The noncontrolling interest of the Palatine JVs is reported on the noncontrolling interest line items in the Company’s condensed consolidated financial statements.
Investment in Stone Unconsolidated Entities
In May 2024, Stone JV LLC (“Stone JV”) purchased four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of June 30, 2025. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of June 30, 2025. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV was $9.8 million as of June 30, 2025, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet. For the six months ended June 30, 2025, the Company received a return of investment of $0.4 million in its unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and six months ended June 30, 2025, there were no impairments.

Recent Financing and Corporate Transactions
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan allows for an initial term loan advance on the closing date of $122.0 million on 19 communities, which includes 18 communities under the existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin. As of June 30, 2025, the Company has $112.9 million outstanding under the existing Ally term loan agreement, which has a maturity date of March 10, 2026. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.
2024 Fannie Mae Loan Modifications
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amended the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s 37 senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extend the maturity dates of each 2024 Loan Agreements from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns on the 2024 Loan Agreements, which included a $2.0 million paydown made at closing and a series of payments of $2.0 million, $3.0 million and $3.0 million due in November 2025, 2026 and 2027, respectively.
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix ranging between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of June 30, 2025, $75.0 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 13 of the Company’s senior living communities. As of June 30, 2025, we had an additional borrowing capacity of up to $32.9 million under our Credit Facility.
2024 Loan Repurchase and Ally Term Loan Expansion
In February 2024, the Company purchased $74.4 million of its outstanding indebtedness it owed to one of its previous lenders, which was secured by seven of the Company’s senior living communities for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender) (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s then existing loan facility with Ally by $24.8 million (“Ally Third Amendment”) and proceeds from the issuance of common stock. The 2024 Loan Purchase and Ally financing closed in February 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment, net totaling $38.1 million for the six months ended June 30, 2024. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the Ally Third Amendment, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million and increased the monthly interest rate cap reserve (“IRC Reserve”) held by Ally to match the notional amount required under the increased obligation. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.

2024 Ally Loan Amendment
On May 22, 2024, the Company executed an amendment (“Ally Fourth Amendment”) to the Ally term loan agreement. Ally successfully syndicated a portion of its total term loan commitment to Cross River Bank. Following the syndication, Ally and Cross River Bank owned 67.5% and 32.5%, respectively, of the outstanding principal balance. As each lender loans a specific amount to the debtor and has the right to repayment from the debtor this transaction is considered a loan syndication and the guidance in ASC 470-50 was applied to the modified loans on a creditor-by-creditor basis. As Ally Bank was the sole lender prior to the syndication, there is no change in the allocation of deferred loan costs, and they will continue to be amortized over the loan term. As part of the syndication, the IRC Reserve spread moved from 2.3% to 3.0%, capping the total interest at 6.5% on the Ally term loan. The Ally Fourth Amendment allows the Company the option to extend the Ally debt maturity by 12 months from March 2026 to March 2027, which the Company currently intends to exercise.
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

Results of Operations
Three months ended June 30, 2025 as compared to three months ended June 30, 2024
Revenues
Resident revenue for the three months ended June 30, 2025 was $81.8 million as compared to $63.1 million for the three months ended June 30, 2024, representing an increase of $18.7 million, or 29.6%. The increase in revenue was primarily due to increased average rent rates, and 18 additional operating communities acquired during 2024 and 2025 (including one unoccupied community).
Management fee revenue for the three months ended June 30, 2025 increased by $0.4 million as compared to the three months ended June 30, 2024, primarily as a result of managing one more third-party community as compared to prior period.
Managed community reimbursement revenue for the three months ended June 30, 2025 was $10.5 million as compared to $6.4 million for the three months ended June 30, 2024, representing an increase of $4.1 million, or 64.1%. The increase was primarily a result of managing one more third-party community as compared to prior period.
Expenses
Operating expenses for the three months ended June 30, 2025 were $61.4 million as compared to $46.0 million for the three months ended June 30, 2024, representing an increase of $15.4 million, or 33.5%. The increase was attributable to $12.5 million in operating expenses related to the 18 additional communities acquired during 2024 and 2025 (including one unoccupied community acquired on December 31, 2024), and an increase of $2.9 million in operating expenses related to the remaining owned communities, driven by a $2.2 million increase in labor and $0.7 million increase in other operating expenses.

General and administrative expenses for the three months ended June 30, 2025 were $9.7 million as compared to $8.7 million for the three months ended June 30, 2024, representing an increase of $1.0 million. The increase was primarily a result of an increase in labor and employee related expenses of $1.7 million to support the Company’s growth initiatives, offset by a $0.7 million decrease in other expenses.
Transaction, transition and restructuring costs were $0.5 million for the three months ended June 30, 2025 and 2024. The costs include legal, audit, banking and other costs to support the Company’s recent debt, restructuring, and investments by the Company.
Managed community reimbursement expense for the three months ended June 30, 2025 was $10.5 million as compared to $6.4 million for the three months ended June 30, 2024, representing an increase of $4.1 million or 64.1%. The increase was primarily a result of managing one more third-party community for the three months ended June 30, 2025 as compared to the prior period.
Interest expense for the three months ended June 30, 2025 was $9.3 million as compared to $9.0 million for the three months ended June 30, 2024, representing an increase of $0.3 million which was primarily due to the incremental borrowings associated with the Company's recent community acquisitions, partially offset by a decrease in the Company’s SOFR-based variable rate debt.
Other income for the three months ended June 30, 2025 was $9.1 million, which included $8.8 million recognized for gross employee retention credits (“ERC”) received from Coronavirus Aid, Relief, and Economic Security (“CARES”) Act funding for businesses that had certain employee costs and were effected by the coronavirus pandemic and other income of $0.3 million.
Six months ended June 30, 2025 as compared to six months ended June 30, 2024
Revenues
Resident revenue for the six months ended June 30, 2025 was $161.1 million as compared to $123.8 million for the six months ended June 30, 2024, representing an increase of $37.3 million, or 30.1%. The increase in revenue was primarily due to increased average rent rates and 18 additional operating communities acquired during 2024 and 2025 (including one unoccupied community).
Management fee revenue for the six months ended June 30, 2025 increased by $0.9 million as compared to the six months ended June 30, 2024, primarily as a result of managing one more third-party community as compared to the prior period.
Managed community reimbursement revenue for the six months ended June 30, 2025 was $22.2 million as compared to $12.5 million for the six months ended June 30, 2024, an increase of $9.7 million or 77.6%. The increase was primarily a result of managing more communities in the six months ended June 30, 2025 as compared to the prior period.
Expenses
Operating expenses for the six months ended June 30, 2025 were $121.8 million as compared to $92.3 million for the six months ended June 30, 2024, representing an increase of $29.5 million, or 32.0%. The increase was attributable to $24.0 million in operating expenses related to the 18 additional communities acquired during 2024 and 2025 (including one unoccupied community acquired on December 31, 2024), $0.6 million for the repositioning communities and an increase of $4.9 million in operating expenses related to the remaining owned communities, driven by a $3.3 million increase in labor and $1.6 million increase in other operating expenses.
General and administrative expenses for the six months ended June 30, 2025 were $18.2 million as compared to $15.5 million for the six months ended June 30, 2024, representing an increase of $2.7 million. The increase was primarily a result of an increase in labor and employee related expenses of $3.2 million to support the Company’s growth initiatives and an increase in stock-based compensation of $0.4 million, offset by a $0.9 million decrease in other expenses.
Transaction, transition and restructuring costs were $1.1 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. The costs include legal, audit, banking, and other costs to support the Company’s recent debt, restructuring, and investments by the Company.
Managed community reimbursement expense for the six months ended June 30, 2025 was $22.2 million as compared to $12.5 million for the six months ended June 30, 2024, an increase of $9.7 million or 77.6%. The increase was primarily a result of managing more communities in the six months ended June 30, 2025 as compared to the prior period.

Interest expense for the six months ended June 30, 2025 was $18.7 million as compared to $17.6 million for the six months ended June 30, 2024, representing an increase of $1.1 million which was primarily due to the incremental borrowings associated with the Company's recent community acquisitions, partially offset by a decrease in the Company’s SOFR-based variable rate debt.
Gain on extinguishment of debt for the six months ended June 30, 2024 was $38.1 million and was related to the derecognition of notes payable and liabilities as a result of the transition of legal ownership of two communities to Fannie Mae, the holder of the related non-recourse debt.
Other income for the six months ended June 30, 2025 was $8.5 million, which included $8.8 million recognized for gross ERC received from CARES Act funding for businesses that had certain employee costs and were effected by the coronavirus pandemic.
Liquidity and Capital Resources
In addition to $14.1 million of unrestricted cash as of June 30, 2025, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our secured Credit Facility, proceeds from equity offerings, including sales of common stock under our ATM sales agreement, proceeds from debt, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million. During August 2024, the Company entered into its Credit Facility in which borrowing availability is determined based upon the value of the senior living communities securing the Credit Facility. As of June 30, 2025, the Company had outstanding borrowings under its Credit Facility of $75.0 million and availability of $32.9 million. These transactions are expected to provide additional financial flexibility for the Company and increase our liquidity position. See “Note 7–Debt” in the Notes to Condensed Consolidated Financial Statements.
As of June 30, 2025, the majority of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$12,755	$(1,624)	$14,379
Net cash used in investing activities	(37,471)	(42,715)	5,244
Net cash provided by financing activities	19,326	50,372	(31,046)
Increase (decrease) in cash and cash equivalents and restricted cash	$(5,390)	$6,033	$(11,423)
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $12.8 million as compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2024. The change of $14.4 million was primarily due to the improvement in net income inclusive of the non-cash adjustments to earnings and the change in accounts payable and accrued expenses receivable during the six months ended June 30, 2025 compared to the prior year period.

Investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was $37.5 million, which was primarily due to the acquisition of two new communities of $22.5 million, and $15.3 million in ongoing capital improvements combined with select refurbishment projects, as well as refurbishment projects associated with the 2024 acquired communities, partially offset by a return of investment of $0.4 million in our unconsolidated entity. Net cash used in investing activities of $42.7 million for the six months ended June 30, 2024 was primarily due to the acquisition of a new community of $11.1 million, the acquisition of unconsolidated entities of $22.3 million, and ongoing capital improvements combined with refurbishments at the Company’s senior housing communities of $9.9 million, partially offset by $0.6 million from the proceeds from the sale of an unencumbered land parcel in January 2024.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $19.3 million primarily due to proceeds from our Credit Facility of $20.0 million and proceeds from notes payable of $9.0 million in connection with the Alpharetta acquisition, partially offset by repayments of our Credit Facility of $5.0 million, dividends paid of $2.8 million, and repayments of notes payable of $1.6 million. The net cash provided by financing activities for the six months ended June 30, 2024 was $50.4 million primarily due to net proceeds received from the issuance of common stock of $65.1 million and proceeds of $36.6 million from notes payable, partially offset by repayments of notes payable of $48.5 and purchases of derivative assets of $1.9 million.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described below and in our Annual Report on Form 10-K, which was filed with the SEC on March 17, 2025, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective. We are in the process of remediating the changes in internal controls over financial reporting and implementing a remediation plan as outlined below as of June 30, 2025; however, internal control remediation testing will not be finalized until late 2025.
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
Other than the changes outlined below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting and Remediation Plan
As disclosed in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 17, 2025, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of June 30, 2025. We have implemented the following plan for remediation of the material weakness as of June 30, 2025. Control weaknesses are not considered remediated until enhanced internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We are in the process of implementing our remediation plan and anticipate testing to be completed in late 2025.

•Established a project team to review, evaluate and remediate the material weakness.
•Retained a third-party firm to validate the design of newly implemented controls to remediate the material weakness.
•Restricted user and privileged access to our payroll system to ensure appropriate segregation of duties.
•Further implemented single sign-on user access for key financial systems.
•Enhanced key financial system user access reviews to ensure the completeness and accuracy of users.
•Further reviewed our system user access controls and implemented additional review controls as deemed necessary.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
As discussed in the Notes to the Condensed Consolidated Financial Statements, the Company is from time to time subject to, and is presently involved in, litigation and claims arising in the normal course of its business, which the Company believes are generally comparable to other companies in the senior living and healthcare industries. Most of these claims are believed by management to be covered by insurance, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance companies, and the other terms and conditions thereof. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the condensed consolidated financial statements of the Company if determined adversely to the Company.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2025	—	—	—	6,570,222
May 1 – May 31, 2025	—	—	—	6,570,222
June 1 – June 30, 2025	—	—	—	6,570,222
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

10.1*†	Form of Performance Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.2*†	Form of Restricted Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

10.3*†	Form of Outside Director’s Restricted Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	This exhibit constitutes a management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 11, 2025

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2025