Form 10-Q
period 2025-09-30
SONIDA SENIOR LIVING, INC.
filed 2025-11-10
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 6, 2025, the Registrant had 18,770,006 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended September 30, 2025

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
•risks related to the pending Acquisition (defined below), including failure to consummate or realize the anticipated benefits from the pending Acquisition;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$16,961	$16,992
Restricted cash	18,959	22,095
Accounts receivable, net of allowance for credit losses of $9.1 million and $7.9 million, respectively	19,747	18,965
Prepaid expenses and other assets	7,460	4,634
Assets held for sale	9,374	—
Derivative assets	42	1,403
Total current assets	72,543	64,089
Property and equipment, net	747,877	739,884
Investment in unconsolidated entity	9,269	10,943
Intangible assets, net	22,449	24,526
Other assets, net	2,683	2,479
Total assets (a)	$854,821	$841,921
Liabilities:
Current liabilities
Accounts payable	$6,129	$9,031
Accrued expenses	55,258	45,024
Current portion of debt, net of deferred loan costs	21,009	15,486
Deferred income	7,124	5,361
Federal and state income taxes payable	216	243
Liabilities held for sale	13,584	—
Other current liabilities	527	470
Total current liabilities	103,847	75,615
Long-term debt, net of deferred loan costs	663,408	635,904
Other long-term liabilities	1,158	793
Total liabilities (a)	768,413	712,312
Commitments and contingencies (Note 12)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of September 30, 2025 and December 31, 2024	51,249	51,249
Equity:
Sonida’s shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of September 30, 2025 and December 31, 2024; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares - 30,000 as of September 30, 2025 and December 31, 2024; 18,798 and 18,992 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	188	190
Additional paid-in capital	490,811	491,819
Retained deficit	(461,227)	(420,224)
Total Sonida shareholders’ equity	29,772	71,785
Noncontrolling interest:	5,387	6,575
Total equity	35,159	78,360
Total liabilities, redeemable preferred stock and equity	$854,821	$841,921
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $2.7 million and $5.0 million of Cash and cash equivalents; $2.1 million and $1.5 million of Restricted cash; $0.2 million and $0.3 million of Accounts receivable, net; and $28.5 million and $27.8 million of Property and equipment, net; $3.3 million and $4.7 million of Intangible assets, net; $1.2 million and $5.4 million of Accounts payable; $0.9 million and $0.9 million of Accrued expenses; $0.3 million and $0.2 million of Deferred income; $21.4 million and $21.3 million of Debt, net of deferred loan costs; and $0.1 million and $0.2 million of Other long-term liabilities, in each case, as of September 30, 2025 and December 31, 2024, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Resident revenue	$84,597	$66,951	$245,697	$190,796
Management fees	1,146	1,151	3,341	2,465
Managed community reimbursement revenue	12,295	6,648	34,448	19,134
Total revenues	98,038	74,750	283,486	212,395
Expenses:
Operating expense	65,148	50,492	186,982	142,790
General and administrative expense	10,529	9,695	28,730	25,220
Transaction, transition and restructuring costs	6,174	2,098	7,245	2,962
Depreciation and amortization expense	14,627	10,729	41,959	30,731
Impairment of assets held for sale	4,733	—	4,733	—
Managed community reimbursement expense	12,295	6,648	34,448	19,134
Total expenses	113,506	79,662	304,097	220,837
Other income (expense):
Interest income	394	853	1,622	1,379
Interest expense	(9,910)	(9,839)	(28,627)	(27,394)
Gain on extinguishment of debt, net	—	—	—	38,148
Loss from equity method investment	(374)	(146)	(1,087)	(181)
Other income (expense), net	(1,902)	(153)	6,611	(379)
Income (loss) before provision for income taxes	(27,260)	(14,197)	(42,092)	3,131
Provision for income taxes	(88)	(68)	(254)	(193)
Net income (loss)	(27,348)	(14,265)	(42,346)	2,938
Less: Net loss attributable to noncontrolling interests	437	507	1,343	507
Net income (loss) attributable to Sonida shareholders	(26,911)	(13,758)	(41,003)	3,445

Dividends on Series A convertible preferred stock	(1,410)	(1,409)	(4,228)	(1,409)
Undeclared dividends on Series A convertible preferred stock	—	—	—	(2,707)
Net loss attributable to common shareholders	$(28,321)	$(15,167)	$(45,231)	$(671)

Weighted average common shares outstanding — basic	18,103	15,456	18,081	12,787
Weighted average common shares outstanding — diluted	18,103	15,456	18,081	12,787

Basic net loss per common share	$(1.56)	$(0.98)	$(2.50)	$(0.05)
Diluted net loss per common share	$(1.56)	$(0.98)	$(2.50)	$(0.05)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of common stock, net of issuance costs	5,026	50	47,591	—	—	47,641
Undeclared dividends on Series A convertible preferred stock	—	—	(1,335)	—	—	(1,335)
Stock-based plan activity	(7)	—	(213)	—	—	(213)
Non-cash stock-based compensation	—	—	575	—	—	575
Net income	—	—	—	27,019	—	27,019
Balance as of March 31, 2024	13,197	132	349,610	(391,146)	$—	(41,404)
Issuance of common stock, net of issuance costs	616	6	17,432	—	—	17,438
Undeclared dividends on Series A convertible preferred stock	—	—	(1,372)	—	—	(1,372)
Stock-based plan activity	377	4	(171)	—	—	(167)
Non-cash stock-based compensation	—	—	1,211	—	—	1,211
Net loss	—	—	—	(9,816)	—	(9,816)
Balance as of June 30, 2024	14,190	142	366,710	(400,962)	$—	(34,110)
Issuance of equity interest in consolidated entity	—	—	—	—	7,664	7,664
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Issuance of common stock, net of issuance costs	4,881	49	125,389	—	—	125,438
Stock-based plan activity	(1)	—	(26)			(26)
Non-cash stock-based compensation	—	—	1,408	—	—	1,408
Net loss	—	—	—	(13,758)	(507)	(14,265)
Balance as of September 30, 2024	19,070	$191	$492,072	$(414,720)	$7,157	$84,700

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	189	491,334	(432,753)	5,947	64,717
Capital contributions from noncontrolling interest	—	—	—	—	287	287
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(15)	—	(331)	—	—	(331)
Non-cash stock-based compensation	—	—	1,226	—	—	1,226
Net loss	—	—	—	(1,563)	(410)	(1,973)
Balance as of June 30, 2025	18,863	189	490,820	(434,316)	5,824	62,517
Series A convertible preferred stock dividends	—	—	(1,410)	—	—	(1,410)
Stock-based plan activity	(65)	(1)	(23)	—	—	(24)
Non-cash stock-based compensation	—	—	1,424	—	—	1,424
Net loss	—	—	—	(26,911)	(437)	(27,348)
Balance as of September 30, 2025	18,798	$188	$490,811	$(461,227)	$5,387	$35,159
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(42,346)	$2,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,959	30,731
Amortization of deferred loan costs	1,228	1,129
Gain on sale of assets, net	—	(192)
Impairment of assets held for sale	4,733	—
Loss on derivative instruments, net	995	3,285
Gain on extinguishment of debt, net	—	(38,148)
Loss from equity method investment	1,087	181
Provision for credit losses	2,267	1,510
Non-cash stock-based compensation expense	3,623	3,194
Other non-cash items	301	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,049)	(6,170)
Prepaid expenses	3,398	(290)
Other assets, net	308	—
Accounts payable and accrued expenses	8,588	2,945
Federal and state income taxes payable	(27)	(54)
Deferred income	1,834	253
Customer deposits	(135)	48
Net cash provided by operating activities	24,764	1,355
Cash flows from investing activities:
Investments in unconsolidated entities	—	(22,409)
Return of investment in unconsolidated entity	589	10,360
Acquisition of new communities	(38,189)	(22,311)
Acquisition deposit	—	(102,461)
Capital expenditures	(24,373)	(17,936)
Proceeds from sale of assets	—	631
Net cash used in investing activities	(61,973)	(154,126)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	190,517
Proceeds from notes payable	18,081	36,906
Repayments of notes payable	(4,270)	(50,004)
Proceeds from credit facility	35,550	8,705
Repayment of credit facility	(9,500)	(8,705)
Capital contributions from noncontrolling investors in joint ventures	287	7,664
Distributions to noncontrolling investors in joint ventures	(132)	—
Purchase of derivative assets	(129)	(1,943)
Dividends paid on Series A convertible preferred stock	(4,228)	(1,409)
Deferred loan costs paid	(1,211)	(2,508)
Other financing costs	(406)	(414)
Net cash provided by financing activities	34,042	178,809
Increase (decrease) in cash and cash equivalents and restricted cash	(3,167)	26,038
Cash, cash equivalents, and restricted cash at beginning of period	39,087	17,750
Cash, cash equivalents, and restricted cash at end of period	$35,920	$43,788
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27,591	$23,495
Income taxes paid, net	$268	$247
Non-cash investing and financing activities:
Notes payable acquired through acquisitions	$—	$21,690
Undeclared dividends on Series A convertible preferred stock	$—	$2,707
Insurance financed through insurance notes payable	$6,224	$—
Non-cash additions of property and equipment	$856	$707
Non-cash right-of-use assets	$643	$—
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of September 30, 2025, the Company owned, managed or invested in 97 senior housing communities in 20 states with an aggregate capacity of approximately 10,250 residents1, including 84 owned senior housing communities (including four owned through joint venture investments in consolidated entities and four owned through a joint venture investment in an unconsolidated entity) and 13 communities that the Company manages on behalf of a third-party.
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
The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of September 30, 2025, the Company has a joint venture, Stone JV LLC (“Stone JV”), which is treated as an unconsolidated entity. See “Note 3–Investments, Acquisitions and Assets Held for Sale.”
As of September 30, 2025, the Company was a 51% owner in two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners. The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its consolidated financial statements for the periods ended September 30, 2025 and December 31, 2024.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2025 and December 31, 2024, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2025 and 2024.
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Reclassifications
Certain amounts previously reflected in the prior year condensed consolidated financial statements have been reclassified to conform to our September 30, 2025 presentation. The condensed consolidated statements of operations for the three and nine months ended September 30, 2024 reflects reclassifying transaction, transition and restructuring costs from “General and administrative expense” to “Transaction, transition and restructuring costs.”
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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$16,961	$16,992
Restricted cash:
Property tax and insurance reserves	6,016	6,156
Lender reserves	3,522	6,013
Capital expenditures reserves	5,897	6,210
Deposits pursuant to outstanding letters of credit	3,524	3,524
Other reserves	—	192
Total restricted cash	18,959	22,095
Total cash, cash equivalents, and restricted cash	$35,920	$39,087
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charge of $4.7 million to its “Property and equipment, net” during the three and nine months ended September 30, 2025, which related to one owned community. See “Note 3–Investments, Acquisitions and Assets Held for Sale.” There were no impairments on long-lived assets during the three and nine months ended September 30, 2024.

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
Assets and Liabilities Held for Sale
Long-lived assets or disposal groups are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, and a sale is probable within one year after the end of the applicable reporting period. Upon classification, the related assets and liabilities are presented separately in the condensed consolidated balance sheets. Once the Company has classified assets as held for sale, it no longer recognizes depreciation on the assets.
Disposal groups are measured at the lower of their carrying amount or estimated fair value less costs to sell, and depreciation and amortization cease. The Company reassesses assets classified as held for sale each reporting period to ensure they continue to meet the held-for-sale criteria and are recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Fair values are typically estimated using market analysis, industry trends, and recent comparable sales. See “Note 3–Investments, Acquisitions and Assets Held for Sale.”
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

Favorable above-market in-place leases are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the accompanying condensed consolidated balance sheets. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases are amortized to resident revenue on a straight-line basis over their estimated remaining lease terms and are included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
Revenue Recognition
Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered, and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears.
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred income. Community fees are recognized evenly over the term of the residency agreements, which are generally 12 months. The Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling $7.1 million and $5.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025, $5.3 million of deferred revenue has been recognized from the year ended December 31, 2024. As of September 30, 2024, $4.0 million of deferred revenue was recognized from the year ended December 31, 2023.
Revenues from Medicaid programs accounted for 7.4% and 9.9% of the Company’s revenue for the three months ended September 30, 2025 and 2024, respectively. Revenues from the Medicaid program accounted for approximately 7.9% and 10.8% of the Company’s revenue for the nine months ended September 30, 2025 and 2024, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report.
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

Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for credit losses of $9.1 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively, and represent the Company’s estimate of the amount that will ultimately be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (20), Indiana (12), Ohio (12), and Florida (8) which represented approximately 22%, 13%, 18%, and 10% respectively, of our resident revenues for the three months ended September 30, 2025 and approximately 22%, 13%, 18%, and 10%, respectively, of our resident revenues for the nine months ended September 30, 2025.

We had a concentration of owned properties operating in Texas (19), Indiana (12), Ohio (11) and Wisconsin (8), which represented approximately 26%, 16%, 20%, and 10% respectively, of our resident revenues for the three months ended September 30, 2024 and approximately 24%, 18%, 20%, and 10%, respectively, of our resident revenues for the nine months ended September 30, 2024.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing broad tax reform changes including restoring 100% bonus depreciation, revisions to business interest expense limitation under Section 163(j), and changing the computation of taxes related to international operations. The OBBBA did not have a material impact on our condensed consolidated financial statements.

Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were affected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the nine months ended September 30, 2025, the Department of Treasury notified the Company of ERCs awarded under the CARES Act. The Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized gross ERC received of $9.1 million as other income on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025.
Redeemable Preferred Stock
The Company’s Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are affiliates of Conversant Capital LLC, (together, the “Conversant Preferred Investors”) and are entitled to vote with the holders of common stock on all matters submitted to a vote of shareholders of the Company. As such, the Conversant Preferred Investors, in combination with the common stock owned by them and their affiliates as of September 30, 2025 and December 31, 2024, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of September 30, 2025 and December 31, 2024, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of September 30, 2025 and December 31, 2024, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 15–Derivatives and Hedging.”
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
Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common shareholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. See “Note 10–Net Income (Loss) Per Share.”

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
3. Investments, Acquisitions and Assets Held for Sale
Investment in Consolidated VIE
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
Investment in Stone Unconsolidated Entity
In May 2024, the Stone JV purchased four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of September 30, 2025. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of September 30, 2025. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in the Stone JV was $9.3 million as of September 30, 2025, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet. For the nine months ended September 30, 2025, the Company received a return of its investment of $0.6 million in its unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and nine months ended September 30, 2025, there were no impairments with respect to the Company’s investment in the Stone JV.
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
The Jasper Acquisition
On September 4, 2025, the Company acquired one senior living community located in Mansfield, Texas for a purchase price of $15.6 million plus transaction costs of $0.1 million. The asset acquisition was recorded at relative fair value. The Company recorded $14.2 million in “Property and equipment, net” for tangible assets purchased and $1.5 million in “Intangible assets, net” for in-place leases in the Company’s condensed consolidated balance sheets.
Assets and Liabilities Held for Sale
As of September 30, 2025, the Company classified one of its communities as held for sale in its condensed consolidated balance sheets in accordance with ASC 360, following management’s decision to divest the property and actively market it for sale. During the three and nine months ended September 30, 2025, the Company recorded a non-cash impairment charge of $4.7 million to reduce the carrying value of the property to its estimated fair value less estimated disposal costs. The impairment charge is presented within impairment of assets held for sale in the Company’s condensed consolidated statement of operations. There were no impairments of long-lived assets for the three and nine months ended September 30, 2024.
The reclassification of the property’s assets and liabilities held-for-sale status represents a presentation change within the balance sheet, rather than a new investing or financing transaction. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. The Company continues to actively market the community for sale, and no sale-related cash flows with respect to such community have been recognized as of September 30, 2025.

The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the condensed consolidated balance sheet (in thousands):

September 30, 2025
Assets held for sale
Land	$550
Land improvements	108
Buildings and building improvements	15,191
Furniture and equipment	748
Automobiles	11
Other	96
Accumulated depreciation and amortization	(7,330)
Total assets held for sale	$9,374

Liabilities held for sale
Fixed rate mortgage note payable	$13,113
Accrued expenses	400
Deferred income	71
Total liabilities held for sale	$13,584

4. Property and Equipment, net
As of September 30, 2025 and December 31, 2024, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	September 30, 2025	December 31, 2024
Land	NA	$77,291	$73,405
Land improvements	5 to 20 years	35,651	31,764
Buildings and building improvements	10 to 40 years	1,006,740	989,054
Furniture and equipment	5 to 10 years	72,416	66,600
Automobiles	5 to 7 years	3,221	2,923
Assets under financing leases and leasehold improvements	5 to 10 years	7,324	5,607
Construction in progress	NA	2,447	1,039
Total property and equipment		$1,205,090	$1,170,392
Less accumulated depreciation and amortization		(457,213)	(430,508)
Total property and equipment, net		$747,877	$739,884

The Company recognized depreciation and amortization expense on its property and equipment of $11.9 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively, and $34.6 million and $29.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, property and equipment, net included $0.9 million and $0.7 million, respectively, of capital expenditures which had been incurred but not yet paid.

5. Intangible Assets
Intangible assets, net represent in-place leases, purchased with acquired communities. A portion of purchase price for acquisitions have been allocated to in-place leases. The intangible assets are amortized on a straight-line basis over their estimated useful lives from the date of acquisition. The intangible assets, net balance is as follows (in thousands):

	September 30, 2025	December 31, 2024	Weighted Average Life Remaining (in years)
In-place leases, gross	$34,199	$28,960
Accumulated amortization	(11,750)	(4,434)
Intangible assets, net	$22,449	$24,526	2.1
Amortization expense for intangible assets was $2.6 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $7.3 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. Expected future amortization expense of intangible assets as of September 30, 2025 is as follows (in thousands):

Future amortization:
2025	$2,706
2026	10,826
2027	8,064
2028	853
Total amortization	$22,449
6. Accrued Expenses
The following is a summary of accrued expenses as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and employee benefits	$20,457	$20,894
Accrued interest (1)	7,359	8,499
Accrued taxes	9,047	8,050
Accrued professional fees (2)	12,892	3,315
Accrued other expenses	5,503	4,266
Total accrued expenses	$55,258	$45,024
__________
(1) Includes deferred interest of $4.3 million and $5.5 million as of September 30, 2025 and December 31, 2024, respectively, in consideration of the Fannie Mae (defined below) troubled debt restructuring. The deferred interest represents interest that has been forgiven under the Fannie Mae troubled debt restructuring.
(2) Includes loss reserve of $5.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, and accrued professional fees in consideration of the CHP Merger of $3.5 million as of September 30, 2025.

7. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		September 30, 2025	December 31, 2024
	Maturity Date	September 30, 2025	December 31, 2024
Senior secured revolving credit facility	2027	6.9%	7.3%	$86,050	$60,000
Fixed rate mortgage notes payable	2026 to 2045	4.6%	4.6%	386,784	400,229
Variable rate mortgage notes payable (1)	2026 to 2029	6.7%	6.5%	189,611	171,530
Notes payable - consolidated VIE	2026 to 2027	7.0%	7.2%	21,690	21,690
Notes payable - insurance	2025 to 2026	5.6%	6.9%	3,993	1,707
Total debt				688,128	655,156
Deferred loan costs, net				3,711	3,766
Total debt, net of deferred loan costs				684,417	651,390
Current portion of debt				21,009	15,486
Long-term debt, net				$663,408	$635,904
(1) See “Note 14–Fair Value Measurements” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our debt payable as of September 30, 2025 (in thousands):

Principal payments due in:
2025	$3,751
2026	22,398
2027	98,647
2028	134,395
2029	408,561
Thereafter	20,376
Total debt, excluding deferred loan costs	$688,128

As of September 30, 2025, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and Credit Facility (as defined below) are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of September 30, 2025, the one-month SOFR was 4.2% and the applicable margins ranged from 0.0% to 2.7%.
As of September 30, 2025, we had property and equipment with a net carrying value of $570.3 million that was secured by outstanding notes payable. In addition, as of September 30, 2025, we had property and equipment with a net carrying value of $158.6 million secured by the Credit Facility (as defined below).
As of September 30, 2025, we had a fixed rate mortgage note with a carrying value of $13.1 million associated with a property held for sale.
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The amendment resulted in the removal of one lender from the loan commitment. Following this amendment, only one member remains under the facility. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based stepdown to a 2.45% margin). As of September 30, 2025, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which has a maturity date of August 2028. The

Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.

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
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of September 30, 2025, $86.1 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 14 of the Company’s senior living communities. During the three months ended September 30, 2025, the Company borrowed $15.6 million under the Credit Facility, at a weighted average interest rate of 6.9%, and repaid $4.5 million of borrowings on August 26, 2025. As of September 30, 2025, we had an additional borrowing capacity of up to $40.9 million under our Credit Facility.
Notes Payable - Consolidated VIE
As of September 30, 2025, the Company had $21.7 million of mortgage debt outstanding related to the Palatine JVs. The mortgages have a weighted average interest rate of 7.0% and terms ranging from 2026 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Notes Payable - Insurance
As of September 30, 2025, the Company had three finance agreements for certain insurance policies totaling $4.0 million, with weighted average fixed interest rate of 5.6%, and principal being repaid over nine and ten month terms.
Deferred Loan Costs
As of September 30, 2025 and December 31, 2024, the Company had gross deferred loan costs of $12.5 million and $11.4 million, respectively, related to notes payable. Accumulated amortization was $8.8 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively.
Financial Covenants
Certain of the Company's debt agreements contain restrictions and financial covenants, which require the Company to maintain prescribed minimum liquidity, net worth, and shareholders' equity levels and debt service ratios, and require the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt agreements generally contain non-financial covenants, such as those requiring the Company to comply with Medicaid provider requirements and maintain insurance coverage.
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
As of September 30, 2025, the Company was in compliance with the financial covenants of its debt agreements.

8. Securities Financing
Series A Preferred Stock
As of September 30, 2025, the Company had 41,250 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible outside of the Company's control and, in accordance with GAAP, is classified as mezzanine equity, outside the shareholders’ equity (deficit) section, on our condensed consolidated balance sheets.
The Series A Preferred Stock has an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference of the Series A Preferred Stock and compounds quarterly thereafter. On each of March 31, 2025, June 30, 2025 and September 30, 2025, the Board declared and paid $1.4 million in dividends on its Series A Preferred Stock. As of September 30, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.
The following schedule summarizes our Series A Preferred Stock as of September 30, 2025 and December 31, 2024 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2024	41	$51,249
Balance as of September 30, 2025	41	$51,249

Outstanding Warrants

In November 2021, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40.00 and with an exercise expiration date of five years after the closing date of such financing transactions. The Company had 1,031,250 outstanding warrants as of September 30, 2025 and December 31, 2024.
9. Revenue
Revenue for the three and nine months ended September 30, 2025 and 2024 is comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Housing and support services	$83,397	$66,133	$242,738	$188,478
Community fees	605	493	1,722	1,436
Ancillary services	595	325	1,237	882
Resident revenue	84,597	66,951	245,697	190,796
Management fees	1,146	1,151	3,341	2,465
Managed community reimbursement revenue	12,295	6,648	34,448	19,134
Total revenues	$98,038	$74,750	$283,486	$212,395
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.
10. Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include warrants, Series A Preferred Stock, shares of restricted stock, restricted stock units, and former employee stock options.

Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The Series A Preferred Stock is considered participating securities for the purposes of the Company's EPS calculation.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per common share calculation:
Net income (loss) attributable to Sonida shareholders	$(26,911)	$(13,758)	$(41,003)	$3,445
Less: Dividends on Series A Preferred Stock	(1,410)	(1,409)	(4,228)	(1,409)
Less: Undeclared dividends on Series A Preferred Stock	—	—	—	(2,707)
Net loss attributable to common shareholders	$(28,321)	$(15,167)	$(45,231)	$(671)
Weighted average shares outstanding — basic	18,103	15,456	18,081	12,787
Basic net loss per share	$(1.56)	$(0.98)	$(2.50)	$(0.05)

Diluted net income (loss) per common share calculation:
Net loss attributable to common shareholders	$(28,321)	$(15,167)	$(45,231)	$(671)
Weighted average shares outstanding — diluted	18,103	15,456	18,081	12,787
Diluted net loss per share	$(1.56)	$(0.98)	$(2.50)	$(0.05)

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2025	2024	2025	2024
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	18,103	15,456	18,081	12,787
Weighted average shares outstanding — diluted	18,103	15,456	18,081	12,787
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2025	2024	2025	2024
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	1,281	1,281	1,281	1,259
Restricted stock awards	712	1,000	793	898
Restricted stock units	233	5	118	4
Stock options	10	10	10	10
Total	3,267	3,327	3,233	3,202
11. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align shareholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
The Company recognized $1.4 million in stock-based compensation expense for the three months ended September 30, 2025 and September 30, 2024. The Company recognized $3.6 million and $3.2 million in stock-based compensation expense for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, the Company had $9.5 million in unrecognized stock compensation expense which will be recognized over approximately three years.

12. Commitments and Contingencies
As of September 30, 2025, the Company had contractual commitments of $7.6 million related to future renovations and technology enhancements to its communities.
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
As of September 30, 2025, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of this Quarterly Report on Form 10-Q, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.
The Company has accrued a total of $6.5 million as of September 30, 2025 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the condensed consolidated balance sheet. In addition, insurance receivables for these claims have been recorded totaling $5.2 million as of September 30, 2025, which is included in accounts receivable on the condensed consolidated balance sheet.
13. Related Party Transactions
Conversant
As of September 30, 2025, Conversant Capital, LLC and its affiliates have a controlling interest in the Company. See “Note 8–Securities Financing.”
Stone Joint Venture
As of September 30, 2025, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 3–Investments, Acquisitions and Assets Held for Sale.” During the nine months ended September 30, 2025, the Company received a distribution of $0.6 million as a return of its investment in the Stone JV.
In September 2024, the Stone JV entered into a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% secured by the four communities owned by the Stone JV. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Stone JV loan was $35.0 million and the Company guaranteed $14.0 million of the loan.
Palatine Joint Ventures
As of September 30, 2025, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. See “Note 3–Investments, Acquisitions and Assets Held for Sale.”

14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of September 30, 2025 and December 31, 2024, we had interest rate cap agreements with an aggregate notional value of $194.2 million and $185.1 million, respectively. The fair value of these derivative assets as of September 30, 2025 and December 31, 2024 was $0.1 million and $1.5 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 15– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities, were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,961	$16,961	$16,992	$16,992
Restricted cash	18,959	18,959	22,095	22,095
Debt, excluding deferred loan costs	688,128	625,495	655,156	621,597
Liabilities held for sale [1]	13,113	12,417	—	—
1 Notes payable on one community that is currently held for sale.
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

As of September 30, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Assets held for sale	9,374	9,374	—	—

During the three and nine months ended September 30, 2025, the Company recorded non-cash impairment charges of $4.7 million to “Property and equipment, net.” The fair value of the impaired assets was $9.4 million as of September 30, 2025. The fair value of the property and equipment, net was primarily determined based on market analysis, industry trends, and recent comparable sales transactions.

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
During August 2025, the Company entered into an interest rate cap transaction for an aggregate notional amount of $122.0 million for $0.1 million to reduce exposure to interest rate fluctuations in connection with the 2025 Ally Term Loan. The interest rate cap has a 36-month term and effectively caps SOFR at 5.50%.
During April 2024, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $1.1 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable to the Federal National Mortgage Association (“Fannie Mae”). The interest rate cap has 24-month term and effectively caps SOFR at 4.00%. The IRC is not designated as a cash flow hedge under ASC 815-20, Derivatives – Hedging, and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.
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
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$194,190	$146	$—	$—
Total derivatives, net	$194,190	$146	$—	$—

	December 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$185,145	$1,465	$—	$—
Total derivatives, net	$185,145	$1,465	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative not designated as hedge
Interest rate cap
Loss on derivatives not designated as hedges included in interest expense	$(214)	$(1,679)	$(995)	$(3,285)

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
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Resident revenue	$84,597	$66,951	$245,697	$190,796
Community operating expense:
Labor	41,407	31,727	119,037	89,757
Food	4,046	3,442	11,313	9,841
Utilities	4,119	3,322	11,645	9,255
Other community operating expense (1)	14,261	11,371	41,561	32,323
Total community operating expense	63,833	49,862	183,556	141,176
Community net operating income	$20,764	$17,089	$62,141	$49,620
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenues to consolidated total revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment resident revenue	$84,597	$66,951	$245,697	$190,796
All other non-segment revenue:
Management fees	1,146	1,151	3,341	2,465
Managed community reimbursement revenue	12,295	6,648	34,448	19,134
Total revenues	$98,038	$74,750	$283,486	$212,395

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment net operating income	$20,764	$17,089	$62,141	$49,620
Management fees	1,146	1,151	3,341	2,465
Other operating expenses	(1,315)	(630)	(3,426)	(1,614)
General and administrative expense	(10,529)	(9,695)	(28,730)	(25,220)
Transaction, transition and restructuring costs	(6,174)	(2,098)	(7,245)	(2,962)
Depreciation and amortization expense	(14,627)	(10,729)	(41,959)	(30,731)
Impairment of assets held for sale	(4,733)	—	(4,733)	—
Interest income	394	853	1,622	1,379
Interest expense	(9,910)	(9,839)	(28,627)	(27,394)
Gain on extinguishment of debt, net	—	—	—	38,148
Loss from equity method investment	(374)	(146)	(1,087)	(181)
Other income (expense), net	(1,902)	(153)	6,611	(379)
Provision for income taxes	(88)	(68)	(254)	(193)
Net income (loss)	$(27,348)	$(14,265)	$(42,346)	$2,938
17. Subsequent Event
Strategic Merger Agreement with CNL Healthcare Properties, Inc.
On November 4, 2025, the Company, SSL Sparti LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Holdco”), Sparti Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of Holdco (“SNDA Merger Sub”), CNL Healthcare Properties, Inc., a Maryland corporation (“CHP”), and CHP Merger Corp., a Maryland corporation and a wholly owned subsidiary of CHP (“CHP Merger Sub”) entered into a definitive agreement and plan of merger (the “Merger Agreement”). The Merger Agreement provides for a business combination of the Company and CHP, through a series of steps ending with a merger of CHP and SNDA Merger Sub, with SNDA Merger Sub surviving the merger (the “CHP Merger”), as a result of which the Company will have indirectly acquired 100% of the outstanding shares of CHP.
Each share of common stock of CHP, par value $0.01, will be cancelled and converted into the right to receive (i) $2.32 in cash and (ii) the number of shares of common stock of Sonida, par value $0.01 (“Sonida Common Stock”), equal to $4.58, divided by the volume weighted average trading price of Sonida Common Stock during a measurement period prior to the closing date, subject to a collar of 15% below the transaction reference price for the Sonida Common Stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price.
In connection with the issuance of Sonida Common Stock to the former CHP shareholders and certain equity financing transactions described below that will require that the Company issue additional shares of Sonida Common Stock, and subject to Sonida shareholder approval, Sonida intends to amend its Amended and Restated Certificate of Incorporation, as amended, immediately prior to the effective time of the transactions to increase the authorized number of shares of Sonida Common Stock.

The Merger Agreement contains certain termination rights for Sonida and CHP. If the Merger Agreement is terminated by CHP to enter into a definitive agreement providing for the implementation of a superior proposal in accordance with the “fiduciary out” provisions of the Merger Agreement, CHP will be required to pay to Sonida a termination fee of $30.0 million (the “CHP Termination Fee”), provided that Sonida must first be given an opportunity to match the superior proposal. The CHP Termination Fee will also be payable by CHP to Sonida if the Merger Agreement is terminated under certain circumstances and, prior to the date that is 12 months after the date of such termination, an acquisition proposal is consummated or CHP enters into an alternative acquisition agreement that is later consummated. Sonida may terminate the Merger Agreement if the Board of Directors of CHP has withdrawn its recommendation in support of the transactions contemplated by the Merger Agreement, and CHP will be required to pay the CHP Termination Fee.

CHP may terminate the Merger Agreement if, prior to obtaining the Sonida shareholder approval in accordance with the Merger Agreement, the Board has withdrawn the Board Recommendation, in which case Sonida must pay to CHP a termination fee of $30.0 million (“Sonida Termination Fee”).

The Merger Agreement may be terminated by either party if (i) the other party materially breaches the Merger Agreement (including by failing to consummate the closing when required under the terms and subject to the conditions in the Merger Agreement), in which case the breaching party is required to pay the CHP Termination Fee or the Sonida Termination Fee, as applicable (which termination fee serves as a cap on such party’s damages); (ii) the closing is not consummated by May 29, 2026 (or such later date as agreed to by the parties, the “Outside Date”); (iii) a permanent injunction is issued by a governmental authority prohibiting the transactions contemplated by the Merger Agreement; or (iv) the Sonida shareholder approval under the Merger Agreement shall not have been obtained, in which case Sonida must pay the Sonida Termination Fee to CHP, or the CHP shareholder approval under the Merger Agreement shall not have been obtained, in which case CHP must reimburse Sonida for up to $10.0 million of its transaction expenses.
On November 5, 2025, the Company provided an irrevocable standby letter of credit in the amount of $15.0 million to CHP in partial support of the Sonida Termination Fee if needed.
Financing of the Merger Transaction
In order to fund a portion of the cash consideration required for the consummation of the transactions contemplated by the Merger Agreement, certain shareholders of Sonida, including entities affiliated with Conversant Capital LLC (“Conversant”) and Silk Partners, L.P. (“Silk”), two of Sonida’s largest shareholders, have committed to fund an aggregate amount of $110.0 million in exchange for the issuance of 4,113,688 shares of Sonida Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), at a price per share equal to the Transaction Reference Price, in accordance with certain Investment Agreements (as defined below) as further described below (the transactions contemplated by the Investment Agreements, the “Equity Financing”).

In addition, in order to fund a portion of the cash consideration required for the consummation of the transactions contemplated by the Merger Agreement, Sonida has obtained a debt commitment letter in an aggregate amount of $900.0 million for a 364-day senior secured bridge loan and an increase in Sonida’s revolver facility from $150.0 million to $300.0 million. The amount of the bridge loan will be reduced by the amount of permanent term loan financing and agency financing that Sonida raises before the second closing date under the Merger Agreement. Sonida’s receipt of the debt financing is not a condition to closing the transactions contemplated by the Merger Agreement. CHP will use its commercially reasonable efforts to cooperate with Sonida to obtain the debt financing, including any property-level financing.
Investment Agreements
On November 4, 2025, in connection with the Equity Financing, Sonida entered into (i) an investment agreement (the “Conversant Investment Agreement”) with certain affiliates of Conversant (the “Conversant Investors”), pursuant to which the Conversant Investors have agreed to fund an aggregate amount of $100.0 million in exchange for the issuance of 3,739,716 shares of Sonida Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act at the Transaction Reference Price per share, immediately prior to the CHP Merger, and (ii) an investment agreement (the “Silk Investment Agreement” and, together with the Conversant Investment Agreement, collectively, the “Investment Agreements”) with Silk (the Conversant Investors and Silk, together, the “Equity Investors”) pursuant to which Silk has agreed to fund an aggregate amount of $10.0 million in exchange for the issuance of 373,972 shares of Sonida Common Stock in a private placement at a price of the Transaction Reference Price per share on substantially the same terms as in the Conversant Investment Agreement. Sonida will use the proceeds from the Equity Financing pursuant to the Investment Agreements to fund a portion of the cash consideration required for the consummation of the transactions under the Merger Agreement. Under the Investment Agreements, Sonida provides to the Equity Investors representations and warranties substantially similar to those under the Merger Agreement, and the Equity Investors provide to Sonida customary representations and warranties for a private financing of this type. The Equity Investors and Sonida are subject to compliance with customary covenants under the Investment Agreements, including Sonida’s compliance with interim operating covenants, subject to the Equity Investors’ consent (not to be unreasonably withheld, conditioned or delayed). The Investment Agreements are subject to termination (a) upon the parties’ mutual agreement, (b) by either party after the Outside Date, (c) by either party upon termination of the Merger Agreement in accordance with its terms or (d) by either party if any governmental entity issues any final and unappealable injunction or other ruling prohibiting the consummation of any of the transactions contemplated by the Investment Agreements and the ancillary documents related thereto, as applicable. The parties have provided mutual indemnities for breach of certain representation and warranties and post-closing covenants capped at the applicable purchase price paid by each of the Equity Investors. Under the

Investment Agreements, Sonida is responsible for the Equity Investors’ reasonable and documented legal and other out-of-pocket expenses in connection with the Equity Financing (not to exceed,$2.0 million with respect to the Conversant Investors and $0.2 million with respect to Silk). Additionally, the Conversant Investors and Silk will be entitled to 15% and 1.5% of the CHP Termination Fee, respectively, in the event Sonida receives the CHP Termination Fee under the Merger Agreement. None of the Equity Investors is entitled to any commitment fee under the Investment Agreements.
In connection with the closing of the Equity Financing under the Investment Agreements, (i) Conversant and certain other entities affiliated with Conversant that are current Sonida shareholders, Silk and Sonida will enter into an amended and restated investor rights agreement, and (ii) the Conversant Parties, Silk, PF Investors, LLC and Sonida will enter into an amended and restated registration rights agreement, each in the substantially final forms attached to each of the Investment Agreements.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024, and (ii) liquidity and capital resources of the Company.
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
As of September 30, 2025, the Company owned, managed, or invested in 97 senior housing communities in 20 states with an aggregate capacity of approximately 10,250 residents, including 84 owned senior housing communities (including four through joint venture investments in consolidated entities and four owned through a joint venture investment in an unconsolidated entity) and 13 communities that the Company manages on behalf of a third party.
Significant Financial and Operational Highlights
Operations
During the three months ended September 30, 2025, the Company generated resident revenue of $84.6 million compared to resident revenue of $67.0 million in the three months ended September 30, 2024, representing an increase of 26.3%. The increase in revenue was primarily due to increased average rent rates, increased occupancy, and 19 additional communities acquired during 2024 and 2025.
Weighted average occupancy for the three months ended September 30, 2025 and 2024 for the communities owned by the Company, excluding 2024 and 2025 acquisitions and repositioning projects, was 87.7% and 87.1%, respectively, reflecting continued occupancy growth. The average monthly rental rate for these owned communities for the three months ended September 30, 2025 increased 4.7% when compared to the three months ended September 30, 2024.
During the nine months ended September 30, 2025, the Company generated resident revenue of $245.7 million compared to $190.8 million during the nine months ended September 30, 2024, representing an increase of 28.8%. The increase in revenue was primarily due to increased rent rates and 19 additional communities that were acquired in 2024 and 2025.
Weighted average occupancy for the nine months ended September 30, 2025 and 2024 for the communities owned by the Company, excluding 2024 and 2025 acquisitions and repositioning projects, was 87.2% and 86.3%, respectively, reflecting continued occupancy growth. The average monthly rental rate for the nine months ended September 30, 2025 was 4.9% higher as compared to the nine months ended September 30, 2024.

Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee, and other customary terms and conditions. The Company managed 13 communities on behalf of a third party for each of the nine months ended September 30, 2025 and 2024. The Company also managed four communities on behalf of an unconsolidated joint venture and four communities in consolidated joint ventures for the nine months ended September 30, 2025.
Recent Acquisitions and Community Held for Sale
East Lake Acquisition
In May 2025, the Company acquired one senior living community located in Tarpon Springs, Florida for a purchase price of $11.0 million plus transaction costs of $0.3 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.9 million in “Property and equipment, net” for tangible assets purchased, $1.6 million in “Intangible assets, net” for in-place leases, and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets. The Company mortgaged the property with a $9.0 million interest-only loan due in 36 months, plus two 12-month extensions at the Company’s option subject to meeting certain financial conditions. The interest rate is based on SOFR plus applicable margins from 0.0% to 3.0%. See “Note 7–Debt” in the Notes to Condensed Consolidated Financial Statements.
Alpharetta Acquisition
In June 2025, the Company acquired one senior living community located in Alpharetta, Georgia for a purchase price of $11.0 million plus transaction costs of $0.2 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.1 million in “Property and equipment, net” for tangible assets purchased, $2.1 million in “Intangible assets, net” for in-place leases, and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets. The Alpharetta property was mortgaged with the 2025 Ally Term Loan (defined below) with Ally Bank.
The Jasper Acquisition
In September 2025, the Company acquired one senior living community located in Mansfield, Texas for a purchase price of $15.6 million plus transaction costs of $0.1 million. The asset acquisition was recorded at relative fair value. The Company recorded $14.2 million in “Property and equipment, net” for tangible assets purchased and $1.5 million in “Intangible assets, net” for in-place leases in the Company’s condensed consolidated balance sheets. The Mansfield property was added to our borrowing base for the senior secured revolving credit facility, giving a revised total of 14 communities securing our credit facility. See “Senior Secured Revolving Credit Facility” below.
Assets and Liabilities Held for Sale
As of September 30, 2025, the Company is in negotiations to sell one of its communities, which is expected to close in the next six months, subject to customary closing conditions. In the three months ended September 30, 2025, the community was classified as held for sale and the Company recorded an impairment charge of $4.7 million for the excess of its carrying value over its estimated fair value less estimated disposal costs. This charge was reported on impairment of assets held for sale on the condensed consolidated statement of operations. See “Note 3–Investments, Acquisitions and Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements.
Recent Financing and Corporate Transactions
Strategic Merger Agreement with CHP
On November 4, 2025, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with CNL Healthcare Properties, Inc., (“CHP”) and its affiliates, a public non-traded real estate investment trust which owns a national portfolio of 69 high-quality senior housing communities. Under the terms of the Merger Agreement, Sonida will acquire 100% of the outstanding common stock of CHP in a stock and cash transaction valued at approximately $1.8 billion, which equates to $6.90 per share of CHP, with approximately 66% of the consideration expected to be in the form of newly issued Sonida common stock and 34% in cash. Specifically, each share of CHP common stock will be converted into $2.32 in cash and a number of shares of Sonida common stock, determined by dividing (a) $4.58 by (b) the volume weighted average price (“VWAP”) of Sonida common stock during a measurement period prior to closing of the transaction and subject to a collar of 15% below the Transaction Reference Price and 30% above the Transaction Reference Price.

The merger currently is expected to close late in the first quarter or early in the second quarter of 2026, subject to customary closing conditions, including the approval of both Sonida and CHP shareholders. See “Note 17–Subsequent Event” in the Notes to Condensed Consolidated Financial Statements.
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million on 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based stepdown to a 2.45% margin). As of September 30, 2025, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which matures in August 2028. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.
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
Senior Secured Revolving Credit Facility
During 2024, the Company entered into a credit agreement with BMO Bank, N.A. and Royal Bank of Canada for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility has a borrowing capacity of up to $150.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Credit Facility. As of September 30, 2025, $86.1 million of borrowings were outstanding under the Credit Facility at a weighted average interest rate of 6.9%, which was secured by 14 of the Company’s senior living communities. During the three months ended September 30, 2025, the Company borrowed $15.6 million under the Credit Facility, at a weighted average interest rate of 6.9%, and repaid $4.5 million of borrowings on August 26, 2025. As of September 30, 2025, we had an additional borrowing capacity of up to $40.9 million under our Credit Facility.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies since December 31, 2024.

Recent Accounting Guidance Adopted
See “Note 2–Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements and our assessment of any expected impact of these pronouncements, if known.

Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. The results of operations for any particular period are not necessarily indicative of results for any future period.
We use the operating measures described below in connection with operating and managing our business and reporting our results of operations.
Same-Store/Same-Store Community Portfolio is defined by the Company as communities that are consolidated, wholly or partially owned, and operational for the full year in each year beginning as of January 1st of the prior year. Consolidated communities excluded from the same-store community portfolio include the Acquisition Community Portfolio, Repositioning Portfolio, and certain communities that have experienced a casualty event that has significantly impacted their operations. Our management uses same-store community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition).
Acquisition Community Portfolio is defined by the Company as communities that are wholly or partially owned, acquired in the current year or prior comparison year, and are not operational in both comparison years. An operational community is defined as a community that has maintained its certificate of occupancy and has made at least 80% of its wholly owned or partially owned units available for five consecutive quarters.
Repositioning Portfolio is defined by the Company as communities that are wholly or partially owned, and have undergone or are undergoing strategic repositioning as a result of significant changes in the business model, care offerings, and/or capital re-investment plans, that in each case, have disrupted, or are expected to disrupt, normal course operations. These communities will be included in the Same-Store Community Portfolio once operating under normal course operating structures for the full year in each year beginning as of January 1st of the prior year.
Community Operating Expense is a financial measure not calculated in accordance with GAAP. It is defined by the Company as community operating expenses excluding casualty loss, non-recurring settlement fees, non-income tax and non-property tax. Please see “—Non-GAAP Financial Measures” below for more information.

RevPAR, or average monthly revenue per available unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. Our management uses RevPAR for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.
RevPOR, or average monthly revenue per occupied unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of resident revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.
Weighted Average Occupancy reflects the percentage of units at our owned communities being utilized by residents over a reporting period. We measure occupancy rates on both a consolidated community portfolio basis and a same-store community portfolio basis. Our management uses weighted average occupancy, and we believe the measure provides useful information to investors, because it is a significant driver of our resident revenue performance.
This section includes the non-GAAP performance measure Adjusted EBITDA. See “—Non-GAAP Financial Measures” below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable measure in accordance with GAAP.

Three months ended September 30, 2025 as compared to three months ended September 30, 2024
Summary Operating Results
The following table summarizes our overall operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Net loss	$(27,348)	$(14,265)	$(13,083)	91.7%
Resident revenue	84,597	66,951	17,646	26.4%
Community operating expense [1]	63,833	49,862	13,971	28.0%
Community net operating income [1]	20,764	17,089	3,675	21.5%
Adjusted EBITDA [1]	$13,159	$10,073	$3,086	30.6%
(1) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the three months ended September 30, 2025 and 2024, including operating results and data on a same-store community portfolio basis.

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	$	%
Resident revenue	$84,597	$66,951	$17,646	26.4%
Community operating expense [1]	63,833	49,862	13,971	28.0%
Community net operating income	20,764	17,089	3,675	21.5%
Number of communities owned (period end) [2]	80	66	14	21.2%
Total average units	7,041	6,119	922	15.1%
RevPAR	4,005	3,647	358	9.8%
Weighted average occupancy	85.2%	85.1%	0.1%	0.1%
RevPOR	$4,704	$4,287	$417	9.7%

Same-Store Operating Results [3]
Resident revenue	$58,928	$55,905	$3,023	5.4%
Community operating expense	42,841	40,226	2,615	6.5%
Community net operating income	16,087	15,679	408	2.6%
Number of communities owned (period end)	55	55	—	—%
Total average units	5,147	5,143	4	0.1%
RevPAR	3,817	3,623	194	5.4%
Weighted average occupancy	87.7%	87.1%	0.6%	0.7%
RevPOR	$4,353	$4,158	$195	4.7%
(1) Q3 2025 and Q3 2024 excludes casualty loss, non-recurring settlement fees, non-income tax and non-property tax of $1.3 million and $0.6 million, respectively.
(2) Excludes four unconsolidated communities.
(3) Excludes four unconsolidated communities, six repositioning communities, and 19 newly acquired communities.

The increase in resident revenue was primarily attributable to an additional 19 operating communities acquired during 2024 and 2025, and a 4.7% increase in same-store average rent rates, comprised of a 5.4% increase in same-store portfolio RevPOR and a 60 basis point increase in same-store weighted average occupancy.

The increase in community operating expense was primarily attributable to an increase in operating expenses related to the 19 additional communities acquired during 2024 and 2025, and a 6.5% increase in same-store community operating expense primarily resulting from increases in labor, service contracts and other expense.
The increase in net loss was primarily attributable to the increase in community operating expense, an increase in transaction, transition and restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees.
The increase in Adjusted EBITDA was primarily attributable to new communities added during the year and an increase in resident fees, partially offset by the increase in community operating expense.
Expenses and Other

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Management fee revenue	$1,146	$1,151	$(5)	(0.4)%
General and administrative expense	10,529	9,695	834	8.6%
Transaction, transition and restructuring costs	6,174	2,098	4,076	194.3%
Depreciation and amortization expense	14,627	10,729	3,898	36.3%
Impairment of assets held for sale	4,733	—	4,733
Interest expense	(9,910)	(9,839)	(71)	0.7%
Other income (expense), net	$(1,902)	$(153)	$(1,749)
General and administrative expense for the three months ended September 30, 2025 increased as compared to the three months ended September 30, 2024, primarily due to a result of an increase in labor and employee related expenses of $1.2 million to support the Company’s growth initiatives, offset by a $0.4 million decrease in other expenses.
Transaction, transition and restructuring costs increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The costs include legal, audit, banking and other costs to support the Company’s recent debt, restructuring, and investments by the Company, and the CHP transaction.
During the three months ended September 30, 2025, the Company recorded non-cash impairment charges of $4.7 million to property and equipment, net to adjust the carrying value of a community classified as held for sale to its fair value, net of estimated disposal costs.
Other income (expense), net for the three months ended September 30, 2025 increased as compared to the three months ended September 30, 2024, primarily due to $1.5 million due to non-operating costs related to the Company’s recent acquisitions, $0.3 million related to our Ally debt amendment, and $0.2 million in other expense. Partially offsetting these expenses was $0.3 million in other income for recognized gross employee retention credits (“ERC”) received from Coronavirus Aid, Relief, and Economic Security (“CARES”) Act funding for businesses that had certain employee costs and were affected by the coronavirus pandemic.
Nine months ended September 30, 2025 as compared to nine months ended September 30, 2024
Summary Operating Results
The following table summarizes our overall operating results for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Net income (loss)	$(42,346)	$2,938	$(45,284)
Resident revenue	245,697	190,796	54,901	28.8%
Community operating expense [1]	183,556	141,176	42,380	30.0%
Community net operating income [1]	62,141	49,620	12,521	25.2%
Adjusted EBITDA [1]	$40,817	$30,896	$9,921	32.1%
(1) See “Non-GAAP Financial Measures.”

The following table summarizes our segment data for the nine months ended September 30, 2025 and 2024, including operating results and data on a same-store community portfolio basis.

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	$	%
Resident revenue	$245,697	$190,796	$54,901	28.8%
Community operating expense [1]	183,556	141,176	42,380	30.0%
Community net operating income	62,141	49,620	12,521	25.2%
Number of communities owned (period end) [2]	80	66	14	21.2%
Total average units	6,942	5,854	1,088	18.6%
RevPAR	3,933	3,621	312	8.6%
Weighted average occupancy	84.7%	85.6%	(0.9)%	(1.1)%
RevPOR	$4,644	$4,233	$411	9.7%

Same-Store Operating Results [3]
Resident revenue	$174,690	$164,401	$10,289	6.3%
Community operating expense	125,835	119,327	6,508	5.5%
Community net operating income	48,855	45,074	3,781	8.4%
Number of communities owned (period end)	55	55	—	—%
Total average units	5,154	5,140	14	0.3%
RevPAR	3,766	3,554	212	6.0%
Weighted average occupancy	87.2%	86.3%	0.9%	1.0%
RevPOR	$4,319	$4,117	$202	4.9%
(1) Q3 2025 YTD and Q3 2024 YTD excludes casualty loss, non-recurring settlement fees, non-income tax and non-property tax of $3.4 million and $1.6 million, respectively.
(2) Excludes four unconsolidated communities.
(3) Excludes four unconsolidated communities, 6 repositioning communities, and 19 newly acquired communities.
The increase in resident revenue was primarily attributable to 19 additional communities acquired during 2024 and 2025, and a 6.0% increase in average rent rates, comprised of a 4.9% increase in same-store portfolio RevPOR and a 90 basis point increase in same-store weighted average occupancy.
The increase in community operating expense was primarily attributable to 19 additional communities acquired during 2024 and 2025 and an increase in same-store community operating expense, primarily resulting from increases in labor, utilities, service contracts and other operating expenses.
The increase in net loss was primarily attributable to $4.7 million impairment of assets held for sale in 2025, the gain on extinguishment of debt in 2024 of $38.1 million, an increase in transaction, transition and restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in community net operating income.
The increase in Adjusted EBITDA was primarily attributable to increased net operating income due to the new communities added during the year.

Expenses and Other

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Management fee revenue	$3,341	$2,465	$876	35.5%
General and administrative expense	28,730	25,220	3,510	13.9%
Transaction, transition and restructuring costs	7,245	2,962	4,283	144.6%
Depreciation and amortization expense	41,959	30,731	11,228	36.5%
Impairment of assets held for sale	4,733	—	4,733
Interest expense	(28,627)	(27,394)	(1,233)	4.5%
Gain on extinguishment of debt	—	38,148	(38,148)	(100.0)%
Other income (expense), net	$6,611	$(379)	$6,990
Management fee revenue increased primarily as a result of managing one more third-party community as compared to the prior period.
General and administrative expense increased primarily a result of an increase in labor and employee related expenses of $4.3 million to support the Company’s growth initiatives and an increase in stock-based compensation of $0.4 million, offset by a $0.6 million decrease in legal fees and $0.6 million in other expenses.
Transaction, transition and restructuring costs increased for the nine months ended September 30, 2025 compared to the prior period. The costs include legal, audit, banking, and other costs to support the Company’s recent debt, restructuring, and investments by the Company, and the CHP transaction.
During 2025, the Company recorded non-cash impairment charges of $4.7 million to property and equipment, net to adjust the carrying value of a community classified as held for sale to its fair value, net of estimated disposal costs.
Interest expense for the nine months ended September 30, 2025 increased due to the incremental borrowings associated with the Company's recent community acquisitions, partially offset by a decrease in the Company’s SOFR-based variable rate debt.
Gain on extinguishment of debt for the nine months ended September 30, 2024 was related to the derecognition of notes payable and liabilities as a result of the 2024 loan purchase of outstanding indebtedness owed to one of our lenders for seven of the Company’s senior living communities.
The increase in other income for the nine months ended September 30, 2025 included $9.1 million recognized for gross ERC received from the CARES Act funding for businesses that had certain employee costs and were affected by the coronavirus pandemic. Partially offsetting the other income was $2.1 million for business costs related to the Company’s recent acquisitions and debt restructuring.
Liquidity and Capital Resources
In addition to $17.0 million of unrestricted cash as of September 30, 2025, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our secured Credit Facility, proceeds from equity offerings, including sales of common stock under our ATM sales agreement, proceeds from debt, proceeds from debt refinancings or loan modifications, and proceeds from the sale of owned assets. On April 1, 2024, the Company entered into the At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”), whereby the Company may sell, at its option, shares of its common stock up to an aggregate offering price of $75.0 million. During August 2024, the Company entered into its Credit Facility in which borrowing availability is determined based upon the value of the senior living communities securing the Credit Facility. As of September 30, 2025, the Company had outstanding borrowings under its Credit Facility of $86.1 million and availability of $40.9 million. These transactions are expected to provide additional financial flexibility for the Company and increase our liquidity position. See “Note 7–Debt” in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2025, the majority of our outstanding variable-rate debt obligations were covered by our interest rate caps to better manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt.

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
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$24,764	$1,355	$23,409
Net cash used in investing activities	(61,973)	(154,126)	92,153
Net cash provided by financing activities	34,042	178,809	(144,767)
Increase (decrease) in cash and cash equivalents and restricted cash	$(3,167)	$26,038	$(29,205)
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $24.8 million as compared to net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2024. The change of $23.4 million was primarily due to the improvement in net income inclusive of the non-cash adjustments to earnings and the change in accounts payable and accrued expenses receivable during the nine months ended September 30, 2025 compared to the prior year period.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $62.0 million, which was primarily due to the acquisition of three communities of $38.2 million, and $24.4 million in ongoing capital improvements, partially offset by a return of investment of $0.6 million in our unconsolidated entity. Net cash used in investing activities of $154.1 million for the nine months ended September 30, 2024 was primarily due to the payment of $102.5 million for an acquisition deposit used to fund the purchase of eight communities on October 1, 2024. Other net cash used in investing activities included the acquisition of four communities of $22.3 million, the acquisition of four unconsolidated entities of $22.4 million, and ongoing capital improvements of $17.9 million, partially offset by a return of on investment of $10.4 million in our unconsolidated entities and $0.6 million from the proceeds from the sale of an unencumbered land parcel in January 2024.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $34.0 million primarily due to proceeds from our Credit Facility of $35.6 million and proceeds from notes payable of $18.1 million in connection with the 2025 Mortgage Loan and 2025 Ally Term Loan, partially offset by repayments of our Credit Facility of $9.5 million, repayments of notes payable of $4.3 million, and dividends paid of $4.2 million. The net cash provided by financing activities for the nine months ended September 30, 2024 was $178.8 million primarily due to net proceeds received from the issuance of common stock of $190.5 million, proceeds of $36.9 million from notes payable, and proceeds from noncontrolling investors in joint ventures of $7.7 million, partially offset by repayments of notes payable of $50.0 million, deferred loan costs paid of $2.5 million, purchases of derivative assets of $1.9 million, and dividends paid of $1.4 million.

Non-GAAP Financial Measures
Community Net Operating Income and Net Operating Income Margin
Community Net Operating Income and Net Operating Income Margin are non-GAAP performance measures that the Company defines as net income (loss) excluding: general and administrative expenses (inclusive of stock-based compensation expense), interest income, interest expense, other income (expense), provision for income taxes, management fees, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include depreciation and amortization expense, transaction, transition and restructuring costs, gain on extinguishment of debt, loss from equity method investment, casualty loss, non-recurring settlement fees, non-income tax, and non-property tax. Net Operating Income Margin is calculated by dividing Net Operating Income by resident revenue. The Company presents these non-GAAP measures on a consolidated community and same-store community basis.
The following table presents a reconciliation of the Non-GAAP Financial Measures of Net Operating Income and Net Operating Income Margin, in each case, on a consolidated community and same-store community basis to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Same-store community net operating income (1)
Net income (loss)	$(27,348)	$(14,265)	$(42,346)	$2,938
General and administrative expense	10,529	9,695	28,730	25,220
Transaction, transition and restructuring costs	6,174	2,098	7,245	2,962
Depreciation and amortization expense	14,627	10,729	41,959	30,731
Impairment of assets held for sale	4,733	—	4,733	—
Interest income	(394)	(853)	(1,622)	(1,379)
Interest expense	9,910	9,839	28,627	27,394
Gain on extinguishment of debt, net	—	—	—	(38,148)
Loss from equity method investment	374	146	1,087	181
Other (income) expense, net	1,902	153	(6,611)	379
Provision for income taxes	88	68	254	193
Management fees	(1,146)	(1,151)	(3,341)	(2,465)
Other operating expenses (2)	1,315	630	3,426	1,614
Consolidated community net operating income	20,764	17,089	62,141	49,620
Net operating income for non same-store communities (1)	(4,677)	(1,410)	(13,286)	(4,546)
Same-store community net operating income	16,087	15,679	48,855	45,074
Resident revenue	84,597	66,951	245,697	190,796
Resident revenue for non same-store communities (1)	25,669	11,046	71,007	26,395
Same-store community resident revenue	$58,928	$55,905	$174,690	$164,401
Same-store community net operating income	16,087	15,679	48,855	45,074
Same-store community net operating income margin	27.3%	28.0%	28.0%	27.4%
(1) Q3 2025 and Q3 YTD 2025 excludes 3 and 16 senior living consolidated communities acquired by the Company in 2025 and 2024, respectively and the 6 Repositioning communities. Q3 2024 excludes 6 senior living consolidated communities acquired by the Company in 2024 and the 6 Repositioning communities.
(2) Includes casualty loss, non-recurring settlement fees, non-income tax and non-property tax.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP performance measure that the Company defines as net income (loss) excluding: depreciation and amortization expense, interest income, interest expense, other expense/income, provision for income taxes; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include stock-based compensation expense, provision for credit losses, impairments for assets held for sale, gain on extinguishment of debt casualty losses, and transaction, transition and restructuring costs.

The following table presents a reconciliation of the non-GAAP financial measures of adjusted EBITDA to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Net income (loss)	$(27,348)	$(14,265)	$(42,346)	$2,938
Depreciation and amortization expense	14,627	10,729	41,959	30,731
Stock-based compensation expense	1,424	1,408	3,623	3,194
Provision for credit losses	827	629	2,267	1,510
Interest income	(394)	(853)	(1,622)	(1,379)
Interest expense	9,910	9,839	28,627	27,394
Impairment of assets held for sale	4,733	—	4,733	—
Gain on extinguishment of debt, net	—	—	—	(38,148)
Other (income) expense, net	1,902	153	(6,611)	379
Provision for income taxes	88	68	254	193
Casualty losses (1)	1,216	267	2,688	1,122
Transaction, transition and restructuring costs (2)	6,174	2,098	7,245	2,962
Adjusted EBITDA	$13,159	$10,073	$40,817	$30,896
(1) Casualty losses relate to non-recurring insured claims for unexpected events.
(2) Transaction, transition and restructuring costs relate to legal and professional fees incurred for transactions, restructuring projects, or related projects, including the CHP transaction.
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
Based upon the controls evaluation, procedures evaluation and the material weakness described below and in our Annual Report on Form 10-K, which was filed with the SEC on March 17, 2025, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are ineffective. We are in the process of remediating the changes in internal controls over financial reporting and implementing a remediation plan as outlined below as of September 30, 2025; however, internal control remediation testing will not be finalized until late 2025.

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
Other than the changes outlined below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Changes in Internal Controls over Financial Reporting and Remediation Plan
As disclosed in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 17, 2025, we identified a material weakness in our internal control over financial reporting, which has not been remediated as of September 30, 2025. We have implemented the following plan for remediation of the material weakness as of September 30, 2025. Control weaknesses are not considered remediated until enhanced internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We are in the process of implementing our remediation plan and anticipate testing to be completed in late 2025.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following risk factors have been added:

Risks Related to Our Pending Acquisition of CNL Healthcare Properties, Inc. (“CHP” and, such acquisition, the “Acquisition”)
The Acquisition may not be completed in a timely manner or at all, and the Merger Agreement may be terminated in accordance with its terms.

On November 5, 2025, we announced that we had entered into a definitive agreement and plan of merger by and among Sonida, CHP, SSL Sparti LLC, Sparti Merger Sub, Inc., and CHP Merger Corp., dated as of November 4, 2025 (the “Merger Agreement”) to acquire CHP. Pursuant to the Merger Agreement, the Acquisition is subject to certain customary closing conditions, some of which are beyond our control, including (a) the receipt of certain regulatory consents, approvals and authorizations from governmental entities, (b) receipt of both Company and CHP shareholder approval, (c) receipt of an opinion relating to the REIT qualification of CHP, and (d) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement. These conditions may not be satisfied or waived in a timely manner or at all, and, accordingly, the Acquisition may be delayed or may not be completed. We may experience delays and challenges in meeting the requirements necessary to complete the Acquisition, and there is no certainty that closing will occur as expected, or at all.

In addition, either the Company or CHP may terminate the Merger Agreement based on the customary termination rights for each party included therein. The Company will be required to pay CHP a termination fee of $30.0 million if the Agreement is terminated by CHP under certain circumstances, including by reason of a breach by the Company.
The number of shares of our common stock that we will issue to former CHP shareholders in the Acquisition is based on a formula and is uncertain.

The number of shares issuable to CHP shareholders in the Transaction is uncertain. Each share of common stock of CHP will be cancelled and converted into the right to receive (in addition to $2.32 in cash) the number of shares of Sonida Common Stock equal to $4.58, divided by the volume weighted average trading price (“VWAP”) of our shares during a measurement period prior to closing of the Acquisition, with the greatest number of shares to be issuable if the VWAP of our shares is $22.73 or less during the relevant measurement period and the lowest number of shares to be issuable if the VWAP of our shares is $34.76 or more during the relevant measurement period. Because the total number of shares issuable to CHP shareholders depends on the VWAP of our shares during the relevant measurement period prior to closing, we do not know the exact number of shares of our common stock that we will be required to issue to CHP shareholders in the Acquisition. The market price of our shares fluctuated prior to and after the date of the announcement of the Merger Agreement and has and will continue to fluctuate from the date of this Quarterly Report on Form 10-Q through the relevant measurement period. It is impossible to accurately predict the market price of our shares and, therefore, impossible to accurately predict the number of our shares that we will issue to the CHP shareholders in the Acquisition. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our business, results of operations, financial condition and prospects, market assessments of the likelihood that the Acquisition will be completed, interest rates and other factors generally affecting the price of our common stock and the timing of the Acquisition. Many of these factors are beyond our control. In addition, the market price of our shares may decline as a result of the Acquisition.

The announcement of the Acquisition may adversely affect our business, financial conditions, operations, stock price and market value.

The announcement and pendency of the Acquisition may disrupt our operations by diverting management attention and resources, creating uncertainty among employees, residents, suppliers, operators and other partners, and delaying certain business decisions. If the Acquisition is not completed, we will have incurred significant costs, including fees to advisors and the diversion of management time, without realizing the expected benefits and the price of our common stock may decline and could fluctuate significantly. We may also face adverse market reactions, challenges in retaining employees and maintaining relationships with business partners, and negative impacts on our market position and ability to execute strategic initiatives. In addition, under specified circumstances, we may be required to pay CHP a termination fee, as discussed above. Any of these developments could adversely impact our business, financial condition, stock price, result of operations and market value.

Integration challenges may limit our ability to achieve anticipated benefits of the Acquisition.

After the Acquisition is completed, we may face difficulties combining CHP’s business and operations with our own. Integration could lead to loss of key employees, residents, suppliers, operators or other business relationships, and may disrupt ongoing operations. We may also encounter inconsistencies in standards, controls, and policies, as well as unforeseen liabilities, expenses or regulatory requirements. The integration process could involve higher costs than anticipated or take longer than expected, and it may divert management’s focus and resources away from our existing business. Any such challenges, delays or increased costs could prevent us from realizing the anticipated benefits of the Acquisition and could adversely affect our revenues, expenses, financial condition and results of operations.

The obligations and liabilities of CHP, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of CHP to us.

CHP’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in CHP’s financial statements, may be greater than we have anticipated, although we are not obligated to close the Transaction if CHP suffers a material adverse change as described in the Merger Agreement. The obligations and liabilities of CHP could have a material adverse effect on CHP’s business or CHP’s value to us or on our business, results of operations or financial condition. We are not entitled to indemnification by CHP. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through any applicable insurance or alternative remedies that might be available to us, we could suffer severe consequences that materially and adversely affect our business, results of operations or financial condition.

During the pendency of the Acquisition, we may not be able to enter into a strategic transaction with another party on more favorable terms because of restrictions in the Acquisition Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement may impede our ability to make acquisitions during the pendency of the Acquisition, subject to specified exceptions. As a result, if the Acquisition is not completed, we may be at a disadvantage to our competitors during that period.

Following the Acquisition, our current shareholders will have a significantly lower percentage ownership and voting interest in us than they currently have in the Company and will exercise less influence over management and policies of the Company.

To the extent the interests of the former shareholder of CHP may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged from any action that the former shareholders of CHP may seek to pursue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2025	—	—	—	6,570,222
August 1 – August 31, 2025	—	—	—	6,570,222
September 1 – September 30, 2025	—	—	—	6,570,222
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

2.1
Agreement and Plan of Merger, dated as of November 4, 2025, by and among Sonida Senior Living, Inc., SSL Sparti LLC, Sparti Merger Sub, Inc., CNL Healthcare Properties, Inc., and CHP Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

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

10.1
Amended and Restated Term Loan Agreement, dated August 7, 2025, by and among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 13, 2025.)

10.2
Investment Agreement, dated as of November 4, 2025, by and among Sonida Senior Living, Inc. and Conversant PIF Aggregator A LP, CPIF Sparti SAF, L.P., Conversant Dallas Parkway (A) LP and CPIF K Co-Invest SPT A, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

10.3
Investment Agreement, dated as of November 4, 2025, by and between Sonida Senior Living, Inc. and Silk Partners, LP . (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 10, 2025

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2025