Form 10-K
period 2025-12-31
SONIDA SENIOR LIVING, INC.
filed 2026-03-12
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 6,248,045 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on the last business day of the Registrant’s most recently completed second quarter, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date, was approximately $155.9 million. As of March 11, 2026, the Registrant had 47,388,042 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement pertaining to its 2026 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

SONIDA SENIOR LIVING, INC.

i

Explanatory Note

As further described in “Item 1. Business” in this Annual Report on Form 10-K, on March 11, 2026, Sonida Senior Living, Inc. completed its previously announced acquisition of CNL Healthcare Properties, Inc. (“CHP”) through a series of steps ending with a forward merger of CHP with and into a subsidiary of Sonida Senior Living, Inc. (the “CHP Merger”), with such subsidiary surviving the Merger, as a result of which Sonida Senior Living, Inc. now indirectly owns all of the assets of CHP.
Unless otherwise specifically noted or the context otherwise requires, the information in this Annual Report on Form 10-K does not reflect the closing of the CHP Merger, which occurred subsequent to December 31, 2025, the fiscal year covered by this Annual Report on Form 10-K. Accordingly, unless otherwise specifically noted or the context otherwise requires, references in this Annual Report on Form 10-K to Sonida Senior Living, Inc. and its consolidated subsidiaries (“Sonida”, “we,” “our, “us” or the “Company”) refer only to Sonida Senior Living, Inc. and its consolidated subsidiaries prior to the CHP Merger and do not include the results or other information of CHP.

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K of Sonida Senior Living, Inc. constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, those relating to the Company’s expectations and beliefs, the industry in which the Company operates, the CHP Merger and its expected financial and other benefits, the Company's future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.

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
•the Company’s ability to extend or refinance its existing debt as such debt matures, in particular the Company’s ability to refinance its Bridge Loan Facility (as defined below) on the terms and within the timeline expected, or at all;
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
•litigation relating to the CHP Merger that has been or could be instituted against CHP, the Company and our respective directors;
•our ability to integrate our business with CHP successfully, and to achieve the anticipated benefits;
ii

•the possibility that companies that the Company has acquired or may acquire (including CHP) could have undiscovered liabilities, or that companies or assets that the Company has acquired or may acquire (including CHP) could involve other unexpected costs or may strain the Company’s management capabilities;
•potential adverse reactions or changes to business relationships resulting from the CHP Merger;
•the risk of oversupply and increased competition in the markets which the Company operates;
•the Company’s ability to maintain internal controls over financial reporting;
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

iii

PART I

ITEM 1.    BUSINESS.
Overview
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, “we,” “us,” “our,” “Sonida,” or the “Company”), is a leading owner, operator and investor in senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2025, the Company owned, managed, or invested in 96 senior housing communities in 20 states with an aggregate capacity of approximately 10,150 residents, including 84 owned senior housing communities (inclusive of four owned through joint venture investments in consolidated entities and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party.
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

Recent Developments - Strategic Merger with CHP
On March 11, 2026, pursuant to the Agreement and Plan of Merger, dated November 4, 2025 (the “Merger Agreement”), by and among the Company, SSL Sparti LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Holdco”), SSL Sparti Property Holdings Inc., a Maryland corporation and a wholly owned subsidiary of Holdco (f/k/a Sparti Merger Sub, Inc., “SNDA Merger Sub”), CNL Healthcare Properties, Inc., a public, non-traded real estate investment trust and Maryland corporation (“CHP”), and CHP Merger Corp., a Maryland corporation and a wholly owned subsidiary of CHP, the Company completed the previously announced acquisition of CHP through a series of steps ending with a forward merger of CHP with and into SNDA Merger Sub (the “CHP Merger”), with SNDA Merger Sub surviving the Merger. As a result of the CHP Merger, the Company, through SNDA Merger Sub, now owns all of the assets of CHP. See “Note 2–CHP Merger” in the Notes to Consolidated Financial Statements included herein for additional information.
CHP owns a national portfolio of 69 high-quality senior housing communities, consisting of 54 communities that are managed by various third-party property managers pursuant to management agreements and 15 communities that are leased to third-party tenants pursuant to triple-net operating leases. Of the 15 leased communities, 13 are leased to one tenant, under leases scheduled to expire in May 2030, subject to renewal options. Under the terms of the triple-net operating leases, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities.
Two of the CHP communities are skilled nursing facilities (“SNFs”), which are licensed healthcare facilities that provide rehabilitative and nursing care for people not requiring more extensive treatment at a hospital. SNFs receive significant funding from government programs and are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, SNFs are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, as well as comparable state laws.
The CHP Merger more than doubles our owned units to approximately 14,700 and strengthens our presence in the South, Southeast and Midwest, while strategically expanding our national exposure to attractive markets in the Mountain West and Pacific Northwest. Following the CHP Merger, we will continue to provide services across the continuum of care, focused on up-market and mid-market, clustered around key regional markets with strong underlying growth fundamentals. With the CHP Merger complete, we are currently focused on the process of integrating our and CHP’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits. We will seek to implement operational improvements and optimize our portfolio with a focus on assets operating with strong growth characteristics and long-term sustainable earnings, with the expectation of thoughtfully evaluating dispositions in low growth, non-strategic markets.
The remainder of this “Item 1. Business” section specifically excludes the impact of the CHP Merger unless otherwise noted, as it was not a part of our business prior to March 11, 2026. Further information regarding the CHP Merger and CHP is set forth in (i) the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2026 and (ii) the definitive joint proxy statement/prospectus that was filed with the SEC and declared effective on January 6, 2026.

Recent Developments – Conversion of Series A Preferred Stock and Warrant Extension
On March 11, 2026, in order to induce the immediate full conversion of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), the Company entered into an agreement with the affiliates of Conversant Capital LLC that held all of the outstanding shares of Series A Preferred Stock (the “Conversant Preferred Investors”) and that hold all of the outstanding warrants to purchase common stock for $40.00 per share, which warrants were issued on November 3, 2021. Pursuant to the agreement, the conversion price of the Series A Preferred Stock was decreased from $40.00 per share of common stock to $32.00 per share of common stock, the expiration date of all of the outstanding warrants issued on November 3, 2021 was extended from November 3, 2026 to November 3, 2027, and the Company made a onetime payment to the Conversant Preferred Investors totaling $4.7 million in the aggregate. In addition, the Company paid the Conversant Preferred Investors $1.1 million, in the aggregate, for accrued but unpaid dividends through March 11, 2026. On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock.
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
Demographics
Our portfolio is strategically positioned in (i) markets with attractive, high-income demographics and (ii) regions where the number of new senior living units needed will continue to grow as a result of the projected population growth in the 75 and older population.
Senior Affluence
The average net worth of senior citizens is typically higher than non-senior citizens, partially as a result of accumulated equity through home ownership. We believe that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. Our target population is comprised of high-income seniors who have, either directly or indirectly through familial support, the financial resources to afford and pay for senior housing communities, including an assisted living alternative to traditional long-term care.

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
Restricted Supply of Nursing Beds
Several states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. We believe that this process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of an older age and requiring significantly higher levels of nursing care. As a result, we believe that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for our senior housing communities, including our assisted living and memory care communities.
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
Senior Living Services
We provide senior living services primarily to residents aged 75 and older, including independent living, assisted living, and memory care services. By offering a variety of services and encouraging the active participation of each resident and such resident’s family and medical professionals, we are able to customize our service plan to meet the specific needs and desires of each resident. As a result, we believe that we are able to maximize customer satisfaction and avoid the cost of delivering unnecessary services to residents.
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
Operating Communities
The table below sets forth certain information with respect to the senior housing communities we operated as of December 31, 2025.

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Owned:
Addison of Alpharetta	Alpharetta, GA	88	—	65	24	89	100%	06/25
Addison of Bluffton	Bluffton, SC	73	—	45	40	85	100%	10/24
Addison of Florence	Florence, SC	72	—	52	23	75	100%	10/24
Addison of Gwinnett Park	Lawrenceville, GA	94	—	48	58	106	100%	11/24
Addison of Narcoossee	St. Cloud, FL	72	—	52	23	75	100%	10/24
Addison of Oakleaf	Jacksonville, FL	73	—	45	41	86	100%	10/24
Addison of Oviedo	Oviedo, FL	72	—	54	23	77	100%	10/24
Addison of Port Orange	Port Orange, FL	59	—	45	24	69	100%	10/24
Addison of Sandy Springs	Peachtree Corners, GA	84	—	63	26	89	100%	11/24
Addison of St. Johns	St. Augustine, FL	61	—	41	32	73	100%	10/24
Addison of West Ashley	Charleston, SC	73	—	45	41	86	100%	10/24
Aspen Grove	Lambertville, MI	79	—	44	41	85	100%	03/14
Autumn Glen	Greencastle, IN	50	—	58	—	58	100%	06/13
Brookview Meadows	Green Bay, WI	79	45	37	—	82	100%	01/15
Chateau of Batesville	Batesville, IN	41	—	43	—	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	160	74	69	21	164	100%	03/91
Country Charm	Greenwood, IN	89	—	166	—	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	73	18	91	100%	03/12
Georgetowne Place	Fort Wayne, IN	172	15	144	14	173	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	59	40	31	8	79	100%	03/12
Greenbriar Village	Indianapolis, IN	105	—	82	43	125	100%	08/15
Harrison at Eagle Valley	Indianapolis, IN	119	—	105	14	119	100%	03/91
Heritage at the Plains	Oneonta, NY	108	94	28	16	138	100%	05/15
Jasper of Mansfield	Mansfield, TX	98	—	73	36	109	100%	09/25

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Keystone Woods Assisted Living	Anderson, IN	58	—	61	—	61	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	80	70	48	32	150	100%	10/11
Magnolia Trails at East Lakes	Tarpon Springs, FL	64	—	—	65	65	100%	05/25
Marquis Place of Elkhorn	Elkhorn, NE	63	—	43	23	66	100%	03/13
North Pointe	Anderson, SC	41	—	58	24	82	100%	10/11
Oaks at Brownsburg	Brownsburg, IN	97	98	—	—	98	100%	02/22
Oaks at Plainfield	Plainfield, IN	60	61	—	—	61	100%	02/22
Riverbend	Jeffersonville, IN	97	—	65	47	112	100%	03/12
Remington at Valley Ranch	Irving, TX	128	128	—	—	128	100%	04/12
Residence of Chardon	Chardon, OH	42	—	42	—	42	100%	10/12
Rose Arbor	Maple Grove, MN	138	3	98	42	143	100%	06/06
Rosemont	Humble, TX	96	—	79	48	127	100%	09/16
Summit Corners	Macedonia, OH	100	—	140	60	200	100%	05/24
Summit Place	Anderson, SC	76	17	72	48	137	100%	10/11
Summit Point Living	Macedonia, OH	151	79	72	—	151	100%	08/11
Vintage Gardens	St. Joseph, MO	103	22	64	17	103	100%	05/13
Waterford at Baytown	Baytown, TX	127	40	57	40	137	100%	03/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	94	—	94	100%	02/16
Waterford at Colby	Colby, TX	44	—	40	17	57	100%	01/16
Waterford at College Station	College Station, TX	53	—	39	17	56	100%	03/12
Waterford at Corpus Christi	Corpus Christi, TX	52	—	52	—	52	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	14	83	97	100%	02/16
Waterford at Fairfield	Fairfield, OH	120	144	—	—	144	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	33	52	—	85	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	154	—	—	154	100%	06/00
Waterford at Hartford	Hartford, WI	39	2	30	21	53	100%	05/15
Waterford at Highland Colony	Jackson, MS	120	120	—	—	120	100%	11/00
Waterford at Ironbridge	Springfield, MO	120	120	—	—	120	100%	06/01
Waterford at Levis Commons	Toledo, OH	153	—	161	21	182	100%	04/09
Waterford at Mansfield	Mansfield, OH	120	—	117	26	143	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	154	—	—	154	100%	09/99
Waterford at Park Falls	Park Falls, WI	36	—	25	12	37	100%	01/16
Waterford at Plano	Plano, TX	137	92	45	—	137	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	20	29	20	69	100%	08/14
Waterford at Thousand Oaks	San Antonio, TX	121	138	—	—	138	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	110	—	85	35	120	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	20	20	40	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	40	18	58	100%	01/16
Waterford on Cooper	Arlington, TX	98	—	81	28	109	100%	03/12
Waterford on Huebner	San Antonio, TX	120	120	—	—	120	100%	04/99
Wellington at Arapaho	Richardson, TX	142	100	45	—	145	100%	05/02
Wellington at Conroe	Conroe, TX	44	36	20	—	56	100%	03/12
Wellington at Dayton	Dayton, OH	156	101	37	18	156	100%	08/08
Wellington at North Bend Crossing- Hilltop	Cincinnati, OH	122	54	71	15	140	100%	11/16
Wellington at North Bend Crossing- Vista	Cincinnati, OH	82	—	81	32	113	100%	12/24
Wellington at North Richland Hills	North Richland Hills, TX	120	120	—	—	120	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	51	14	65	100%	10/12

			Resident Capacity					Commencement
Community	Location	Units	IL	AL	MC	Total	Ownership	of Operations[1]
Wellington at Springfield	Springfield, MA	189	97	134	30	261	100%	09/16
Whispering Pines Village (2)	Columbiana, OH	69	24	57	—	81	100%	07/15
Woodlands of Columbus	Columbus, OH	111	—	79	35	114	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	57	28	85	100%	10/12
Wynnfield Crossing	Rochester, IN	51	—	51	—	51	100%	07/11
Ashton at Mayfield Heights	Mayfield Heights, OH	192	77	83	32	192	33%	05/24
Ashton at Anderson	Cincinnati, OH	94	—	60	34	94	33%	05/24
Ashton on Dorsey	Louisville, KY	95	—	53	43	96	33%	05/24
Ashton on the Plaza	Kansas City, MO	89	—	64	28	92	33%	05/24
Waterford at Shavano Park	San Antonio, TX	79	—	62	17	79	51%	07/24
Waterford at Westover Hills	San Antonio, TX	84	—	58	48	106	51%	07/24
Waterford at Round Rock	Round Rock, TX	100	—	70	34	104	51%	07/24
Waterford at Decatur	Decatur, GA	62	—	—	70	70	51%	07/24
Total owned (84 Communities)		7,783	2,492	4,464	1,808	8,764
Managed:
Amberleigh	Buffalo, NY	267	201	49	17	267	N/A	01/92
Crown Pointe	Omaha, NE	138	41	78	22	141	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	146	—	—	146	N/A	08/00
Lodge at White Bear	White Bear Lake, MN	117	120	—	—	120	N/A	06/24
Middleton Crossing	Middleton, WI	117	117	—	—	117	N/A	08/24
Oakwood Hills	Eau Claire, WI	116	119	—	—	119	N/A	06/24
Southern Meadows Senior Living	Mountain Home, AR	57	—	57	—	57	N/A	12/21
Villa Santa Barbara	Santa Barbara, CA	125	—	125	—	125	N/A	08/00
West Shores	Hot Springs, AR	135	56	80	—	136	N/A	08/00
Whitley Place	Keller, TX	47	—	27	20	47	N/A	02/08
Willow Grove Maumelle	Maumelle, AR	54	—	37	17	54	N/A	12/21
Willow Grove Sherwood	Sherwood, AR	57	—	57	—	57	N/A	12/21
Total managed (12 Communities)		1,376	800	510	76	1,386
Total		9,159	3,292	4,974	1,884	10,150
_____________________________________________
(1)Indicates the date on which we acquired the community (with respect to owned communities) or commenced operating the community (with respect to managed communities).
(2)This excludes 12 managed units that are owned by a third party.

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
Offer Services Across a Range of Pricing Options
Our range of products and services is continually expanding to meet the evolving needs of our residents. We have developed a menu of products and service programs that may be further customized to serve the middle and upper middle-income market of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, we believe that it can develop synergies, economies of scale and operating efficiencies in our efforts to serve a larger percentage of the senior population within a particular geographic market.
Management Services
As of December 31, 2025, we managed 12 communities on behalf of a third party and also managed certain joint venture investments. Under our existing management arrangements, we receive management fees that are determined by an agreed-upon percentage of gross revenues, incentive management fees (as provided for in the management arrangement), and reimbursement of certain expenses we incur on behalf of the third-party or joint venture.
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
We seek to control operational expenses for each of our communities through proprietary expense management systems, standardized management reporting, centralized controls of capital expenditures, asset replacement tracking, and purchasing larger orders of more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by territory directors and divisional presidents who are accountable for the resident satisfaction and financial performance of the communities in their territory.
Territory Management
We provide oversight and support to each of our senior housing communities through experienced regional directors and divisional presidents. A regional director will generally cover a geographic area consisting of 4 to 11 communities, while a divisional president generally oversees approximately 48 communities.
The executive director at each community reports to a regional director, who in turn reports to a divisional president who reports to our Chief Executive Officer.  Regional directors and divisional presidents make regular site visits to each of their assigned communities. Site visits involve a physical plant inspection, quality assurance review, focused resident rate review, staff training, financial and systems audits, regulatory compliance, and team building activities.

Community-Based Management and Retention
We devote special attention to the hiring, screening, training, supervising, and retention of our employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, we conduct national management meetings and encourage sharing of expertise among managers. We have also implemented a comprehensive online training program that addresses the specific challenges of working within the senior living environment. Our commitment to the total quality management concept is emphasized throughout our training programs. This commitment to the total quality management concept emphasizes the identification of the “best practices” in the senior living market and communication of those “best practices” to our executive directors and their staff. The identification of best practices is realized by a number of means, including: (i) emphasis on territory and executive directors keeping up with professional trade publications; (ii) interaction with other professionals and consultants in the senior living industry through seminars, conferences, and consultations; (iii) visits to other communities; (iv) leadership and participation at national and local trade organization events; and (v) information derived from marketing studies and resident satisfaction surveys. This information is continually processed by territory directors and the executive directors and subsequently communicated to our employees as part of their training.
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
Quality Assurance
Quality assurance programs are coordinated and implemented by our corporate and regional staff. Our quality assurance is targeted to achieve maximum resident and resident’s family member satisfaction with the care and services that we deliver. Our primary focus in quality control monitoring is to create and maintain a safe and supportive environment for our residents and families, which includes routine in-service training and performance evaluations of caregivers and other support employees. We have established a Corporate Quality Assurance Committee, which consists of the President and Chief Executive Officer, Division Presidents, Vice President of Operations, Chief Clinical Officer, Vice President of Clinical Operations, Clinical Trainer, Chief Legal Officer, Associate Counsel, and Senior Director of Operational Excellence. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:
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
Governmental Regulation
Changes in existing laws and regulations, adoption of new laws and regulations, and new interpretations of existing laws and regulations could have a material effect on our operations. Failure by us to comply with any applicable statutory or regulatory requirement could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Accordingly, we regularly monitor legal and regulatory developments on local, state, and national levels.
The health care industry is subject to extensive regulation and frequent regulatory changes. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. Our assisted living communities are subject to regulation, licensing and permitting requirements by state and local health care and social service agencies and other governmental regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof, and resident characteristics. In addition, health care providers are experiencing heightened scrutiny under anti-trust laws in the United States as the integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Some of our communities receive a portion of their funds from Medicaid. Such communities are also subject to state and federal Medicaid standards in which noncompliance could result in the imposition of, among other things, penalties, sanctions, suspension, and exclusion from participation in the Medicaid program. Our communities are also subject to various zoning restrictions, local building codes and other ordinances, such as fire safety codes. Failure by us to comply with any applicable statutory or regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Regulation of the assisted living industry is also continually evolving, and we are unable to predict the scope, content or stringency of new regulations and their ultimate effect on our business. There can be no assurance that our operations will not be materially and adversely affected by regulatory developments in the future.

While we believe that our communities are in substantial compliance with applicable regulatory requirements, unannounced surveys or inspections may occur annually or following a regulator’s receipt of a complaint about a community, any of which could result in a citation of deficiency. In the ordinary course of business, one or more of our communities could be cited for deficiencies resulting from such inspections or surveys from time to time. Although most inspection deficiencies are typically resolved through an agreed-upon plan of corrective action relating to the community’s operations, the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, repayment of amounts previously paid, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension, or modification of a license may also cause us to default under our existing loan agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the particular provider’s or facility’s history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine, or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect on our business, financial condition, and results of operations as a whole. In addition, states’ Attorney Generals vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of our residents do not receive federal or state funds.
Under the Americans with Disabilities Act of 1990, as amended, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to permit access to the communities by disabled persons. While we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance could be substantial.
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
Human Capital Resources
We know that our people are at the center of everything we do.  They work individually and collectively each day to provide safety, wellness, care and service to our residents.  As of December 31, 2025, we employed 5,140 persons, of which 3,423 were full-time employees and 1,717 were part-time employees. Additionally, we had 16 unfilled community leadership positions as of December 31, 2025.
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
Inclusion and Diversity
As we serve a diverse group of residents across several states and communities, we also strive to reflect similar diversity in our Company.  We are proud to be an equal opportunity employer.  Our diversity is exhibited by the composition of our workforce with 82% female and 55% with a diverse background as of December 31,2025. We will continue to strive each day to maintain our inclusive culture through our efforts in recruiting, education, development, and talent progression.
Talent Acquisition, Development and Retention
In our efforts to attract new members to our team, we believe that a local focus, supported by our central talent team, provides the best results.  We continue to enhance our recruiting landscape to ensure we are connecting with the best and brightest individuals.  For example, we utilize local social media pages to identify individuals for the specific communities and geographic regions we serve. We also utilize employee referral programs to bring great new people into our organization who already know our mission through current employees. With our robust focus on talent acquisition, we continued to see our average time to fill open community leadership roles improve in 2025.
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

Risks Related to Our Business, Operations and Strategy
•We may be unsuccessful in integrating recent or future acquisitions into our existing operations or in realizing all or the anticipated benefits of such acquisitions, including the CHP Merger, and the closing of such acquisitions, including the CHP Merger, may adversely affect our business, financial condition, operations, stock price and market value.
•CHP’s third-party managers and tenants expose us to additional operational risks.
•The obligations and liabilities of CHP, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of CHP to us.
•We have incurred and are expected to incur substantial expenses related to the integration of the Company and CHP.

•We may not have accurately estimated the benefits or synergies to be realized from businesses we acquired, including CHP.
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
•Termination of resident agreements and resident attrition could adversely affect our revenues and earnings.
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
•A substantial amount of the voting power of our issued and outstanding securities is held by a small group of stockholders.

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
As of December 31, 2025, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $693.1 million and we had an additional borrowing capacity of up to $40.0 million under our senior secured revolving credit facility. In addition, we incurred an additional $945.0 million of indebtedness to finance a portion of the CHP Merger, including $270.0 million under a bridge facility, increased borrowings under our senior secured revolving credit facility of an additional $150.0 million, and incurred $525.0 million in term loans upon the consummation of the CHP Merger. We cannot be assured that we will generate cash flow from operations or receive proceeds from refinancing activities, other financings, and/or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because of cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
On or before maturity, we will need to refinance our outstanding indebtedness, including the Bridge Facility, which matures on March 9, 2027. Any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. Our failure to obtain additional financing or refinancing on terms acceptable to us would have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our capital requirements, including the repayment of our debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. Further, any decreases in the appraised values of our communities, including due to adverse changes in real estate market conditions, or their performance, may result in available mortgage refinancing amounts that are less than the communities maturing indebtedness. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of additional equity securities could cause existing stockholders to experience further dilution and could adversely affect the market price of our common stock. See “Item 1A. Risk Factors—Future sales of equity securities by us or certain stockholders may adversely affect the market price of our common stock.” Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations. Further, if we are unable to repay or otherwise refinance our indebtedness when due, the applicable lenders could proceed against the communities that serve as collateral to secure such indebtedness, the cross-default provisions in our debt instruments could be triggered and we could be forced into bankruptcy or liquidation.

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
As of December 31, 2025, we had approximately $306.4 million of long-term variable rate debt outstanding which is indexed to the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. Accordingly, our annual interest expense related to long-term variable rate debt is directly affected by movements in SOFR. We have interest rate caps for $194.2 million, which is the majority of the outstanding variable rate debt. The costs of obtaining additional interest rate cap derivatives may offset the benefits of our existing interest rate cap agreements. In addition, developing and implementing an interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective.

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

Risks Related to Our Business, Operations and Strategy

We may be unsuccessful in integrating recent or future acquisitions into our existing operations or in realizing all or the anticipated benefits of such acquisitions, including the CHP Merger, and the closing of such acquisitions, including the CHP Merger, may adversely affect our business, financial condition, operations, stock price and market value.
From time to time, we evaluate and seek to acquire assets and business that we believe complement our existing senior living communities and business. In 2025, we acquired 3 new communities, and on March 11, 2026, we completed the previously announced acquisition of CNL Healthcare Properties, Inc., a public non-traded real estate investment trust which owns a national portfolio of 69 high-quality senior housing communities.
We might not be successful in consummating acquisitions. There are a number of factors that impact our ability to succeed in acquiring the senior living communities and businesses we identify, including competition for senior living communities and businesses, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed.
The acquisition component of our growth strategy depends on the successful integration of acquisitions, including the communities acquired in 2025, the CHP Merger, and communities that will be acquired in the future. Integration of these acquisitions is subject to numerous risks and challenges, including (i) the potential for unexpected costs, delays and challenges that may arise in integrating acquired communities into our existing portfolio of communities and business; (ii) limitations on our ability to realize any expected cost savings and synergies from the acquisitions; and (iii) discovery of previously unknown liabilities following the acquisitions for which we cannot receive reimbursement under any applicable indemnification provisions.
We may not realize the anticipated benefits from the acquisitions that we do consummate, including the CHP Merger and the acquisitions consummated in 2025 and 2024, and we may face difficulties in managing the expanded operations of a larger and more complex company. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of operational and cost synergies; however, we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. We may also incur substantial time and expense in connection with the integration of new acquisitions. We may also encounter inconsistencies in standards, controls, and policies, as well as unforeseen liabilities, expenses or regulatory requirements. The integration process could involve higher costs than anticipated or take longer than expected. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from planned acquisitions may be offset by costs incurred to, or delays in, integrating the businesses. Additionally, integration challenges could also divert management’s attention from ongoing operations and opportunities. Any such challenges, delays or increased costs could prevent us from realizing the anticipated benefits of acquisitions, including the CHP Merger, and could adversely affect our revenues, expenses, financial condition and results of operations.

CHP’s third-party managers and tenants expose us to additional operational risks.
In the CHP Merger, we acquired a national portfolio of 69 high-quality senior housing communities, consisting of 54 communities that are managed by various third-party property managers pursuant to management agreements and 15 communities that are leased to third-party tenants pursuant to triple-net operating leases. Of the 15 leased communities, 13 are leased to one tenant. Under the terms of the triple-net operating leases, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, the Company would be liable.
Utilizing third-party managers and tenants has not historically been part of our business model and will subject us to additional operational risks, as described below, which could materially and adversely affect our business, financial condition and results of operations.

Managed Communities
Although we will have some general oversight approval rights and the right to review operational and financial reporting information, our third-party managers are ultimately in control of the day-to-day business of our managed communities, and we will rely on them to operate and manage the communities, including providing resident care, complying with laws, managing risk, setting appropriate resident fees and providing accurate and timely community-level financial results. Income from our managed communities, therefore, will be dependent on the ability of our third-party managers to successfully manage those communities. Community managers generally compete with other companies in the management of senior housing communities, with respect to the quality of care provided, reputation, physical appearance of the community and price and location, among other attributes. A third-party manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business, financial condition and results of operations. Additionally, because we do not control third-party managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact the income we recognize from properties managed by such third-party managers, as well as our reputation. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control our third-party managers.
As the owner of managed community, we will be responsible for all operational costs, expenses and other risks and liabilities of the community, other than those arising out of certain actions by the third-party managers, such as gross negligence, fraud or willful misconduct, including, those relating to employment matters of our third-party managers, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, compliance with federal, state, local and industry-related laws, regulations and standards, and litigation involving managed communities or residents, even though we have limited ability to control or influence our third-party managers’ management of these risks. As such, these operational risks include our dependence on the availability and cost of general and professional liability insurance coverage. If these or other adverse events occur with respect to our third-party managers or managed communities, our business and reputation could suffer and our financial condition, results of operations or cash flows may be materially affected.
In addition, the success of our managed communities, will depend on our ability to maintain good relationships with our third-party managers. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the management agreements, which in turn could adversely affect our business, financial condition or results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

Leased Communities
We will be unable to directly implement strategic business decisions regarding the daily operation and marketing of our leased communities. While we have rights as the property owner under our triple-net leases and will monitor the performance of our third-party tenants, we may have limited recourse if we believe that one of them is not performing adequately, and any failure by them to effectively conduct operations or to maintain and improve our communities could adversely affect their reputation and ability to attract and retain residents in our communities, which in turn, could adversely affect their ability to make contractual payments to us and otherwise adversely affect our results of operations. Additionally, because each lease is a triple-net lease, we will depend on our tenants to pay certain insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income or financing to enable them to satisfy their contractual payment or indemnification obligations and they may fail to make payments when due, or they may declare bankruptcy. In any such event, we may be required to fund certain expenses (e.g., property taxes and maintenance) to preserve the value of a leased community or to avoid the imposition of liens on a leased community.
We have no control over the success or failure of our third-party tenants’ businesses and, at any time, one of our tenants may experience a downturn in its business that may weaken its financial condition. This risk is concentrated as we lease 13 communities to a single tenant. If a tenant is unable to comply with the terms of its lease, we may be forced to write off unpaid amounts due to us from the tenant or modify the tenant’s lease in ways that are unfavorable to us. Further, if a tenant files for bankruptcy relief, efforts by us to collect pre-bankruptcy debts from that party or seize its property could be barred. A bankruptcy could also delay our efforts to collect past due balances under the lease and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, while our triple-net leases typically contain provisions such as rent escalators designed to mitigate the adverse impact of inflation, any contractual increases in rental rates may not keep pace with a rise in inflation. Inflation could also erode the value of leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation.
The failure of our third-party managers and tenants to comply with any applicable laws, regulations, or standards could result in adverse publicity and reputational harm for them and for us, as well as penalties, which may include loss or restriction of license, denial of reimbursement, imposition of fines, or closure of the managed or leased community.
The other risk factors set forth herein that apply to us directly as an owner and operator of senior housing communities may in many instances apply equally to our third-party managers and tenants.

The obligations and liabilities of CHP, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of CHP to us.

CHP’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in CHP’s financial statements, may be greater than we have anticipated. The obligations and liabilities of CHP could have a material adverse effect on CHP’s business or CHP’s value to us or on our business, results of operations or financial condition. We are not entitled to indemnification by CHP. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through any applicable insurance or alternative remedies that might be available to us, we could suffer severe consequences that materially and adversely affect our business, results of operations or financial condition.

We have incurred and are expected to incur substantial expenses related to the integration of the Company and CHP.
We have incurred and are expected to incur substantial expenses in connection with the integration of the Company and CHP. The expectation of substantial integration expenses reflects in part the many processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of the expenses incurred in connection with the CHP Merger and the integration of the Company and CHP will be non-recurring expenses. We will also likely incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. We will also incur fees and costs related to integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We may not have accurately estimated the benefits or synergies to be realized from businesses we acquired, including CHP.
Our expected benefits and synergies from new acquisitions, including the CHP Merger, may not be realized if our estimates regarding such acquisitions are materially inaccurate or if we failed to identify operating problems or liabilities prior to closing. The accuracy of our assessments of new acquisitions and our estimates are inherently uncertain. There could also be healthcare, regulatory, environmental, or other problems that were not discovered in the course of our due diligence and inspections. If problems are identified after closing of an acquisition, our agreements related to such acquisition may provide for limited recourse against the seller of the acquired communities or businesses.

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
In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted at a time when we would otherwise prefer to sell it, and the market for our such interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the communities in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a community.

We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.
Approximately 92.3% of our total resident revenues from communities that we operated were attributable to private pay sources and approximately 7.7% of our resident revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal year 2025. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial and credit markets, elevated interest rates, unemployment, decreased consumer confidence, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We have recently made the annual rate adjustment effective March 1, 2026 for our in-place private pay residents. Due to the highly competitive nature of the senior living services industry, if our residents do not have sufficient income, assets, or other resources required to pay the increased rates associated with our services, these rate adjustments could result in attrition among our residents, which could negatively impact our occupancy, revenues, results of operations and cash flows.

Changes in the reimbursement rates, methods, or timing of payment from government reimbursement programs could adversely affect our revenues, results of operations, and cash flow.
We rely on reimbursement from government programs for a portion of our revenues. For the year ended December 31, 2025, Medicaid reimbursements represented approximately 7.7% of our resident revenues from communities that we operated. Revenues from Medicaid have, and are expected to continue to, come under pressure due to reimbursement cuts and state budget shortfalls and changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies may result in a reduction in our revenue relating to such government programs. For example, amendments to Indiana’s Medicaid Waiver program went into effect on July 1, 2024 that have resulted in significant waitlists for eligibility for both new program recipients and previous recipients with errors in the annual eligibility redetermination process, which has resulted in a reduction in our revenue from Medicaid reimbursements in Indiana. We cannot provide assurance that reimbursement levels will not decrease in the future, which could adversely affect our revenues, results of operations, and cash flow. Government efforts to reduce medical spending, along with broader healthcare reform, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels, including a reduction in funds available for our services or increases in our operating costs. Such reimbursement levels may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to patients eligible for reimbursement. In addition, if a partial or total federal or state government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, and state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flow may be materially affected.

The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.
The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. In addition, expanded use of telemedicine and home healthcare by seniors, for which regulatory barriers were relaxed as a result of the pandemic, may result in additional competition for our services. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high-quality professional and non-professional employees and managers. Although we believe there is a need for senior housing communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some that may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior housing communities outpaces the demand for those communities in the markets in which we have senior housing communities, those markets may become saturated. Regulation regarding entry into the independent and assisted living industry is not substantial. Consequently, development of new senior housing communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict. If a large number of residents elect to or otherwise terminate their resident agreements at or around the same time and/or the living spaces we lease remain unoccupied for a long period of time, our occupancy revenues, cash flows and earnings could be adversely affected.

We have incurred losses from operations in each of the last two fiscal years and may do so in the future.
We incurred net losses in fiscal years 2025 and 2024. The Company currently has limited resources and substantial debt obligations. Given our history of losses and current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

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
A certain number of our communities are located in areas that have experienced, and may experience in the future, catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, freeze events in warmer climates, flooding or other severe weather. These events have intensified in recent years and could result in some of our communities losing access to electricity, gas, water and other utilities for a period of time, and could also result in increased electricity and other utility expenses. Damage to facilities or loss of power or water could adversely impact our residents and result in a decline in occupancy at our communities. We maintain insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events. However, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, intensifying natural disasters, climate change and extreme weather events, coupled with the current economic climate, have directly affected the availability of insurance premiums, deductibles and the capacity insurers are willing to underwrite, which may lead to an increase of our cost of insurance, a decrease in our anticipated revenues from an affected senior living community and a loss of all or a portion of our investment in an affected senior living community.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes, acts of nature, including severe weather conditions or natural disasters, or the physical effects of climate change in those areas, which could negatively impact our financial condition, revenues, results of operations, and cash flow.
We have a high concentration of communities in various geographic areas, including the states of Texas, Indiana, Ohio and Florida, which we estimate represented approximately 22%, 13%, 18%, and 10%, respectively, of our resident revenues for the year ended December 31, 2025. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental regulations, acts of nature, including severe weather conditions or natural disasters, the physical effects of climate change, and other factors that may result in a decrease in demand for senior living services in these areas could have an adverse effect on our financial condition, revenues, results of operations, and cash flow. Given the location of our communities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions, including winter storms or natural disasters such as hurricanes, wildfires, earthquakes, freeze events in warmer climates, or tornados. Any significant loss due to such an event may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for communities affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters, including sustainability-related laws such as emissions reduction, could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues.

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
Our business and operations are exposed to risks from, severe cold and flu seasons or the occurrence of other epidemics, pandemics, widespread illnesses or public health crises, as occurred during the height of the pandemic. A future epidemic, pandemic, widespread illness or public health crisis could adversely impact our occupancy levels, revenues, expenses and operating results at our communities. We have been required, and we may in the future be required, to restrict or limit access to our communities, including limitations on in-person prospective resident tours and, in certain cases, new resident admissions, which could cause a decline in the occupancy levels at our communities and negatively impact our revenues and operating results.
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
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We experienced pressures associated with the intensely competitive labor environment during 2023, which continued throughout 2024 and 2025. The United States’ unemployment rate remained at or below 4.5% each month during 2025 and 2024, and many states experienced record low unemployment rates. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open line-level positions timely. To cover existing open positions, during 2024 and continuing into 2025, we needed to rely on more expensive premium labor, primarily contract labor and overtime. In our consolidated community portfolio, the labor component of our operating expense increased approximately $33.9 million, or 26.6%, during 2025 as compared to 2024. These increases primarily resulted from labor expenses related to newly acquired properties during 2025 and 2024, filling our open positions, merit and market wage rate adjustments, more hours worked with higher occupancy during 2025, and an increase in the use of premium labor, primarily overtime. For 2026, we expect to continue to experience labor cost pressure as a result of the continuing labor conditions previously described, changes to immigration laws, and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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
Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referrals. Similar state laws vary, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from participation in the Medicaid program. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.
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
Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-laws may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including: a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms; removal of directors only for cause, and only with the affirmative vote of at least a majority of the voting interest of stockholders entitled to vote; right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our stockholders; provisions in our amended and restated certificate of incorporation and amended and restated by-laws limiting the right of our stockholders to call special meetings of stockholders; advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; requirement for two-thirds stockholder approval for amendment of our by-laws and certain provisions of our Certificate of Incorporation; and no provision in our Amended and Restated Certificate of Incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.  Further, we entered into an amended and restated investor rights agreement with certain of our largest stockholders that prohibits certain change of control transactions without the prior written consent of Conversant Fund A, which may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

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
Approximately 39 percent of the voting power of our issued and outstanding securities is held by a small group of stockholders.
As of the date hereof, affiliates of Conversant Capital LLC (the "Conversant Investors") and Silk Partners LP collectively owned approximately 39 percent of the voting power of the Company’s issued and outstanding securities.
Pursuant to the amended and restated investor rights agreement, Conversant Fund A is currently entitled to designate three individuals to be appointed to the Company’s board of directors, including the Chairperson, and Silk Partners LP is currently entitled to designate one individual to be appointed to the Company’s board of directors, in each case so long as they and their respective permitted transferees and affiliates maintain minimum aggregate holdings of our stock as described in further detail in the amended and restated investor rights agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of these stockholders and their respective director designees may differ from the interests of our security holders as a whole or of our other directors.
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
We have increased, and may again in the future, attempt to increase, our capital resources by offering additional equity securities. During 2024, we completed the 2024 Private Placement pursuant to which we issued and sold an aggregate of 5,026,318 Shares of our common stock to certain of our largest stockholders, including the Conversant Investors, at a price of $9.50 per share; we issued and sold an aggregate of 667,502 shares of our common stock pursuant to our At-the-Market Sales Agreement with Mizuho Securities USA LLC; and we issued and sold 4,830,317 shares of our common stock in an underwritten public offering at a public offering price of $27.00 per share. Additional equity offerings, including sales under our ATM Sales Agreement, may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. Our decision to issue equity securities in a future offering will depend on market conditions and other factors, some of which are beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their holdings in our Company.
Further, we have registered the resale of shares of common stock issued to certain stockholders that are either outstanding or issuable upon the exercise of outstanding warrants. The resale of a substantial number of shares of common stock in the public market, or the perception that such resale might occur, could cause the market price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Any shares sold in a registered resale will be freely tradable without restriction under the Securities Act. While we cannot predict the size of future resales or offerings of our common stock, if there is a perception that such resales or offerings could occur, or if the holders of our securities registered for resale sell a large number of the registered securities, the market price for our common stock could be adversely affected.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the year ended December 31, 2025, our common stock traded at a low of $19.34 and a high of $33.50. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects.
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
•our ability to integrate any business we acquire, including CHP, with our business and to achieve anticipated synergies;
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
•Cybersecurity incident response plan and testing: We have a cybersecurity incident response plan and dedicated team to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have a strategic partner (a Managed Security Service Provider) that is responsible for leading the initial assessment of priority and severity. Our cybersecurity team assists in responding to incidents depending on severity levels and seeks to improve our cybersecurity incident management plan through periodic tabletops or simulations at the enterprise level.
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

Our Chief Technology Officer reports to our Chief Financial Officer and leads the Company’s overall cybersecurity function, including the assessment and management of cybersecurity risks. The Chief Technology Officer has over 30 years of experience in managing and leading information technology and cybersecurity teams and participates in various cybersecurity organizations. The Chief Technology Officer collaborates with operation presidents and department leaders to identify and analyze cybersecurity risks to us; considers industry trends; implements controls, as appropriate and feasible, to mitigate these risks; and enables business leaders to make risk-based business decisions that implicate cybersecurity considerations. The Chief Technology Officer meets with senior leadership to review and discuss our cybersecurity program, including emerging cyber risks, threats, and industry trends. The Chief Technology Officer also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with external security personnel and internal business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public, or private sources to inform our cybersecurity technologies and processes.

ITEM 2.    PROPERTIES.
Our executive and administrative offices are located at 14755 Preston Road, Suite 810, Dallas, Texas 75254, and consist of approximately 12,723 square feet as of December 31, 2025. Our lease on the premises extends through April 30, 2028 with a three-year extension option. In February 2026, the Company added 4,400 square feet of additional lease space and amended its master lease to expire on October 31, 2031.
As of December 31, 2025, we owned, managed, or invested in the senior housing communities referred to in Part I, Item 1 above under the caption “Operating Communities.”

With our recent CHP Merger, we acquired a national portfolio consisting of 69 high-quality senior housing communities that comprise a total of approximately 7,500 units and one vacant land parcel. The portfolio is geographically diversified with properties in 26 states.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information and Holders of the Registrant’s Common Equity and Related Stockholder Matters.
Market Information and Holders
The Company’s shares of common stock are listed for trading on the New York Stock Exchange under the symbol “SNDA.” As of February 25, 2026, there were 29 known registered stockholders of record of the Company’s common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information relating to the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	797,512
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	797,512
(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None, other than as previously disclosed by the Company in a quarterly report on Form 10-Q or a current report on Form 8-K.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Total at September 30, 2025	32,941	$104.10	32,941	$6,570,222
October 1 – October 31, 2025	—	—	—	6,570,222
November 1 – November 30, 2025	—	—	—	6,570,222
December 1 – December 31, 2025	—	—	—	6,570,222
Total at December 31, 2025	32,941	$104.10	32,941	$6,570,222
_______________________________________
(1)Does not include shares withheld to satisfy tax liabilities due upon the vesting of restricted stock, all of which have been reported in Form 4 filings relating to the Company. The average price paid per share for such share withholding is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The number of shares are a cumulative total.

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

Overview
The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2025 and 2024, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2025, the Company owned, managed, or invested in 96 senior housing communities in 20 states with an aggregate capacity of approximately 10,150 residents, including 84 owned senior housing communities (inclusive of four owned through joint venture investments in consolidated entities and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third party.

Strategic Merger with CHP
On March 11, 2026, the Company completed the previously announced acquisition of CHP, a public non-traded real estate investment trust which owns a national portfolio of 69 high-quality senior housing communities, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, the Company acquired 100% of the outstanding common stock of CHP in a stock and cash transaction valued at approximately $1.8 billion, with approximately 68% of the consideration paid in the form of newly issued Sonida common stock and 32% paid in cash. Specifically, each share of CHP common stock was converted into $2.32 in cash and 0.1318 shares of Sonida common stock, which was determined by dividing (a) $4.58 by (b) the volume weighted average price (“VWAP”) of Sonida common stock during a measurement period prior to closing of the transaction and subject to a collar of 15% below the transaction reference price for the Sonida common stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price. Since the VWAP during the measurement period was $35.93, the 0.1318 exchange ratio was calculated by dividing $4.58 by $34.76, being the high end of the collar.
In order to fund a portion of the cash consideration required for the CHP Merger, entities affiliated with Conversant Capital, LLC and Silk Partners LP, two of the Company’s largest shareholders, funded an aggregate amount of $110.0 million in exchange for the issuance of 4,113,688 of Sonida common stock in a private placement pursuant to Section 4(a)(2) of the Securities Act at a price per share equal to $26.74, in accordance with certain investment agreements. The remainder of the cash consideration was funded with cash from the balance sheets of the Company and CHP along with debt financing as described under “ —Recent Financing—Senior Secured Credit Facility” and “—Recent Financing—Bridge Loan Agreement.”
See Part I, Item 1 and “Note 2–CHP Merger” in the Notes to Consolidated Financial Statements for additional information.

Unless otherwise specifically noted, the historical financial information included herein does not reflect the closing of the CHP Merger, which occurred subsequent to December 31, 2025. The post-Merger results of CHP will first be included in our consolidated financial information for the period ending March 31, 2026. We expect our 2026 results of operations to be materially impacted by the CHP Merger as a result of acquiring 69 senior housing communities.

Recent Acquisitions
2025 Acquisitions and Community Held for Sale
The Jasper Acquisition
In September 2025, the Company acquired one senior living community located in Mansfield, Texas for a purchase price of $15.6 million plus transaction costs of $0.1 million. The asset acquisition was recorded at relative fair value. The Company recorded $14.2 million in “Property and equipment, net” for tangible assets purchased and $1.5 million in “Intangible assets, net” for in-place leases in the Company’s consolidated balance sheets.
Alpharetta Acquisition
In June 2025, the Company acquired one senior living community located in Alpharetta, Georgia for a purchase price of $11.0 million plus transaction costs of $0.2 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.2 million in “Property and equipment, net” for tangible assets purchased, $2.1 million in “Intangible assets, net” for in-place leases, and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets.
East Lake Acquisition
In May 2025, the Company acquired one senior living community located in Tarpon Springs, Florida for a purchase price of $11.0 million plus transaction costs of $0.3 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.9 million in “Property and equipment, net” for tangible assets purchased, $1.6 million in “Intangible assets, net” for in-place leases, and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets. The Company mortgaged the property with a $9.0 million loan. See “Note 9 - Debt” in the Notes to Consolidated Financial Statements.
Assets and Liabilities Held for Sale
As of December 31, 2025, the Company classified one of its communities as held for sale in its consolidated balance sheets in accordance with ASC 360, following management’s decision to divest the property and actively market it for sale. The reclassification of the property’s assets and liabilities held-for-sale status represents a presentation change within the balance sheet, rather than a new investing or financing transaction. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. During the year ended December 31, 2025, the Company recorded an impairment charge of $4.7 million for the excess of its carrying value over its estimated fair value less estimated disposal costs. This charge was reported on long-lived asset impairment on the consolidated statements of operations. See “Note 4 - Investments, Acquisitions and Assets Held for Sale” in the Notes to Consolidated Financial Statements. The Company continues to actively market the community for sale, and no sale-related cash flows with respect to such community have been recognized as of December 31, 2025.
2024 Acquisitions
Cincinnati Acquisition

In December 2024, the Company closed on the acquisition of an unoccupied single senior living community located in Cincinnati, Ohio for a purchase price of $16.3 million. Sonida funded the transaction with $18.3 million of senior mortgage debt, including $2.0 million for capital expenditure investment into the facility (the “Cincinnati Acquisition”). The non-recourse mortgage has an 84-month term and 24-month interest waiver to support lease-up and stabilization, with a 3% fixed-interest-only rate thereafter.
The asset acquisition was recorded at relative fair value. The Company recorded $16.4 million in “Property and equipment, net” for tangible assets purchased in the Company’s consolidated balance sheets. As of December 31, 2025, the community was occupied.

Atlanta Acquisition
In November 2024, the Company acquired two senior living communities in the Atlanta, Georgia market for $29.0 million. The asset acquisition was recorded at relative fair value. The Company recorded $24.7 million in “Property and equipment, net” for tangible assets purchased; $4.8 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below-market leases in the Company’s consolidated balance sheets.
Palm Acquisition
In October 2024, the Company acquired eight senior living communities (collectively, the “Palm Communities”) for an aggregate cash purchase price of $102.9 million (such acquisition, the “Palm Acquisition”). Five of the Palm Communities are located in Florida and three are located in South Carolina. The asset acquisition was recorded at relative fair value. The Company recorded $89.2 million in “Property and equipment, net” for tangible assets purchased; $15.6 million in “Intangible assets, net” for in-place leases; and $0.5 million in “Other long-term liabilities” for below-market leases in the Company’s consolidated balance sheets.
Macedonia Acquisition
In May 2024, the Company acquired a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. The Company entered into a mortgage loan totaling $9.4 million to fund the acquisition. The Company purchased a Secured Overnight Financing Rate (“SOFR”) based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 9–Debt” and “Note 15–Fair Value.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other liabilities” for below-market leases for this acquisition in our consolidated balance sheets.
Investments
Investment in Consolidated VIE
In July 2024, the Company entered into two joint ventures with affiliates of Palatine Capital Partners (the “Palatine JVs”), which acquired four senior living communities located in Texas (3) and Georgia (1). The Company is a 51% owner of the Palatine JVs. The noncontrolling interest of the Palatine JVs is reported on the noncontrolling interest line items in the Company's consolidated financial statements.
The asset acquisition by the Palatine JVs was recorded at fair value. The Company recorded $27.5 million in “Property and equipment, net” for tangible assets purchased; $5.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other liabilities” for below market leases in the Company’s consolidated balance sheets.
On March 4, 2026 the Company entered into a membership interest purchase agreement with its minority partner PAL SL Decatur RS JV, LLC, to purchase their 49% membership interest for $2.1 million. The community has a $1.8 million outstanding mortgage that will be paid off at closing. The community will be a wholly-owned subsidiary of the Company after closing.
Investment in Stone Unconsolidated Entity
In May 2024, the Company and an investor formed a joint venture, Stone JV LLC (the “Stone JV”), which purchased four senior housing communities located in the Midwest for a purchase price of $64.0 million through cash contributions. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owns 67.29% of the entity as of December 31, 2025 and 2024. Sonida owns a 32.71% noncontrolling interest in the Stone JV as of December 31, 2025 and 2024. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and on other customary terms and conditions. The carrying amount of the Company's investment in the Stone JV and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV were $8.8 million and $10.9 million, respectively, as of December 31, 2025 and 2024, which is included in investment in unconsolidated entity on the accompanying consolidated balance sheets.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the year ended December 31, 2025 and 2024, there were no impairments.

Recent Financing
Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement for a senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility had an initial borrowing capacity of $75.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Revolving Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Revolving Credit Facility. In October 2024, the Company closed on an additional $75.0 million commitment under the Revolving Credit Facility. The incremental $75.0 million availability results in a total aggregate commitment under the Revolving Credit Facility of up to $150.0 million with total commitment fees paid of $0.1 million for the year ended December 31, 2024. During the year ended December 31, 2025, the Company borrowed $49.6 million under the Revolving Credit Facility, at a weighted average interest rate of 6.6%, which was secured by 14 of the Company's senior living communities. The Company repaid $14.5 million of the borrowings during the year ended December 31, 2025 and $95.1 million borrowings were outstanding as of December 31, 2025, which was secured by 14 of the Company's senior living communities. The Company had a $15.0 million standby letter of credit outstanding as of December 31, 2025 under the Revolving Credit Facility. The standby letter of credit expired on March 11, 2026.
On December 29, 2025, the Company amended and restated its revolving credit facility (as further amended on March 5, 2026, the “A&R Credit Agreement”) to fund a portion of the cash consideration necessary for the CHP Merger, which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other change (the “New Revolving Credit Facility”). In addition, the Company incurred $525.0 million in permanent term loans under the A&R Credit Agreement in two equal tranches (the “Term Loan Facility”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loan Facility is comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the New Revolving Credit Facility. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and an interest rate of 4.50%. Upon consummation of the CHP Merger, the $150.0 million Revolving Credit Facility was replaced with the new $405.0 million revolving credit facility under the A&R Credit Agreement. The A&R Credit Agreement has a $320.0 million accordion feature to provide for future liquidity needs of the Company. See “Note 2–CHP Merger” in the Notes to Consolidated Financial Statements.

Bridge Loan Agreement
In order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company obtained a debt commitment letter in an aggregate amount of $900.0 million for a 364-day senior secured bridge loan (the “Bridge Facility”), which was reduced to $270.0 million in connection with the entry into A&R Credit Agreement. On March 10, 2026, the Company incurred $270.0 million of loans under the Bridge Facility to fund a portion of the cash consideration for the CHP Merger. The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270.0 million, a 12-month term and an interest rate of 4.25%. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement.

2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The amendment resulted in the removal of one lender from the loan commitment. Following this amendment, only one lender remains under the facility. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community the Company acquired in June 2025. Two additional draws of $7.5 million each will become available if the Company achieves certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based step-down to a 2.45% margin). As of December 31, 2025, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which has a maturity date of August 2028. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence, review and approval.
2025 and 2024 Community Mortgage Loans
On May 30, 2025, the Company acquired one senior living community located in Tarpon Springs, Florida. The Company mortgaged the property with a $9.0 million interest-only loan, which has a term of 36 months, plus two 12-month extensions at the Company’s option subject to the Company meeting certain financial conditions. The interest rate is based on SOFR plus applicable margins ranging from 0.0% to 3.0%.
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
2024 Fannie Mae Loan Modifications
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amended the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s 37 senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extended the maturity dates of each 2024 Loan Agreement from December 1, 2026 to January 1, 2029 in exchange for $10 million of scheduled principal paydowns on the 2024 Loan Agreements. The Company has made $4 million in principal payments as of December 31, 2025 and is scheduled to pay $3 million on each of November 2026 and November 2027 to Fannie Mae.
Texas Loan Modification
In August 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas, pursuant to which, among other things, the Company received an option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal. On November 1, 2024, the Company paid $18.3 million for the Texas DPO which was financed with funds received from our Revolving Credit Facility. The Texas DPO represents a discount of 36% on the total principal outstanding for which the Company recognized a gain on debt extinguishment of $10.4 million for the year ended December 31, 2024.
2024 Loan Purchase and Ally Loan Expansion
During 2024, we entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). In February 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender which loans were secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by the concurrent expansion of the Company’s existing loan facility with Ally by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, as described below. The 2024 Loan Purchase and Ally Term Loan expansion reduced notes payable by $49.6 million and resulted in a gain on debt extinguishment totaling $38.1 million for the year ended December 31, 2024. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing which are being amortized over the loan term. As part of the Ally loan expansion, the Company expanded its then-existing interest rate cap to include the additional loan obligation at a cost of $0.6 million. The expanded Ally debt facility was secured by six of the Company’s senior living communities involved in the 2024 Loan Purchase.

Notes Payable - Consolidated VIE
In connection with the purchase of the Palatine JVs in July 2024, the Palatine JV assumed $21.7 million of mortgage debt with several lenders. As of December 31, 2025, the mortgages have a weighted average interest rate of 6.6% and have terms ranging from 2026 through 2029. As of December 31, 2025, $21.7 million relating to this debt assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows. The Company amended $13.5 million of the Palatine JV mortgage debt with one lender and extended the maturity to April 1, 2027.
In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Conversion of Series A Preferred Stock and Warrant Extension
On March 11, 2026, in order to induce the immediate full conversion of the Series A Preferred Stock, the Company entered into an agreement with the Conversant Preferred Investors. Pursuant to the agreement, the conversion price of the Series A Preferred Stock was decreased from $40.00 per share of common stock to $32.00 per share of common stock, the expiration date of all of the outstanding warrants issued on November 3, 2021 was extended from November 3, 2026 to November 3, 2027, and the Company made a onetime payment to the Conversant Preferred Investors totaling $4.7 million in the aggregate. In addition, the Company paid the Conversant Preferred Investors $1.1 million, in the aggregate, for accrued but unpaid dividends through March 11, 2026. On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock.
Public Offering
In August 2024, the Company entered into an underwriting agreement providing for the offer and sale (the “2024 Offering”) by the Company, and the purchase by the underwriters, of 4,300,000 shares of the Company’s common stock, at a price to the public of $27.00 per share. The Company also granted a 30-day option to the underwriters to purchase up to an additional 645,000 shares of common stock on the same terms as above. During August 2024, the Company raised $124.1 million in total net proceeds from the 2024 Offering: an initial $110.4 million of proceeds on the sale of 4,300,000 shares and an additional $13.7 million on 530,317 shares, pursuant to the partial exercise of the underwriters’ 30-day option.
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
During 2024, the Company sold an aggregate of 667,502 shares pursuant to the ATM Sales Agreement for net proceeds of $18.7 million, after applicable commissions and offering costs.
2024 Private Placement Transaction
In February 2024, the Company entered into a securities purchase agreement with affiliates of Conversant Capital, LLC and several other shareholders (together, the “Investors”), pursuant to which the Investors agreed to purchase from the Company, and the Company agreed to sell to the Investors, in a private placement transaction (the “2024 Private Placement”), an aggregate of 5,026,318 shares of the Company’s common stock at a price of $9.50 per share. The 2024 Private Placement occurred in two tranches. The first tranche occurred in February 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred in March 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase.

Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee and on other customary terms and conditions. The Company managed 12 and 13 communities on behalf of a third party during the years ended December 31, 2025 and 2024, respectively. The Company managed four communities on behalf of an unconsolidated joint venture and four communities of consolidated joint ventures during the years ending December 31, 2025 and 2024.
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

Acquisitions of Senior Living Communities
Upon the acquisition of new senior living communities, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 2 inputs at the date of acquisition including replacement costs and market data, as well as Level 3 inputs at the date of acquisition. There is judgment involved when determining the fair value of land and building values, including the selection of key assumptions in the valuation models based on estimated replacement costs, market data, and capitalization rates, which are primarily unobservable inputs. We have estimated the value and economic lives of certain tangible assets based on historical information, industry estimates and averages, which are used to calculate depreciation and amortization expense. If the subsequent actual results and updated projections of the underlying business activity change, compared with the assumptions and projections used to develop these values, we could experience impairment charges. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
To estimate fair value management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, future cash flows of each property during our estimated holding period, and estimated capitalization rates. We corroborate the estimated capitalization rates we use in these calculations with capitalization rates observable from recent market transactions. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. The Company recognized a non-cash impairment charge of $12.5 million to its “Property and equipment, net” during the year ended December 31, 2025 which related to four owned communities. Due to recurring net operating losses, the Company concluded the assets related to three of the communities had indicators of impairment and the carrying value was not recoverable. With respect to a fourth community, the Company adjusted the carrying value of the community and classified it as held for sale at its fair value, net of estimated disposal costs. There were no impairments on long-lived assets during the year ended December 31, 2024.

New Accounting Pronouncements
See “Note 3–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

Results of Operations
We use the operating measures described below in connection with operating and managing our business and reporting our results of operations.
Same-Store/Same-Store Community Portfolio is defined by the Company as communities that are consolidated, wholly or partially owned, and operational for the full year in each year beginning as of January 1st of the prior year. Consolidated communities excluded from the same-store community portfolio include the Acquisition Community Portfolio, Repositioning Portfolio, and certain communities that have experienced a casualty event that has significantly impacted their operations. Management uses same-store community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, or communities acquired or disposed during the comparison periods (or planned for disposition).
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
Repositioning Portfolio is defined by the Company as communities that are wholly or partially owned, and have recently undergone or are undergoing strategic repositioning as a result of significant changes in the Company's business model, care offerings, and/or capital re-investment plans, that in each case, have disrupted, or are expected to disrupt, normal course operations. These communities will be included in the Same-Store Community Portfolio once operating under normal course operating structures for the full year in each year beginning as of January 1st of the prior year.
Community Operating Expense is a financial measure not calculated in accordance with GAAP. It is defined by the Company as community operating expenses excluding casualty loss, non-recurring settlement fees, income tax and personal property tax. Please see “—Non-GAAP Financial Measures” below for more information.

RevPAR, or average monthly revenue per available unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. Our management uses RevPAR for decision making, and we believe the measure provides useful information to investors because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.
RevPOR, or average monthly revenue per occupied unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors because it reflects the average amount of resident revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.
Weighted Average Occupancy reflects the percentage of units at our owned communities being utilized by residents over a reporting period. We measure occupancy rates on both a consolidated community portfolio basis and a same-store community portfolio basis. Our management uses weighted average occupancy, and we believe the measure provides useful information to investors because it is a significant driver of our resident revenue performance.
This section includes the non-GAAP performance measures Adjusted EBITDA, Community net operating income and Community operating expense. See “—Non-GAAP Financial Measures” below for our definition of these measures and other important information regarding such measures, including reconciliations to the most comparable measures in accordance with GAAP.

Summary Operating Results
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table summarizes our overall operating results for the years ended December 31, 2025 and 2024.

	Years Ended
	December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Net loss	$(72,492)	$(3,280)	$(69,212)	*
Resident revenue	331,957	267,849	64,108	23.9%
Community operating expense	248,472	199,181	49,291	24.7%
Community net operating income [1]	83,485	68,668	14,817	21.6%
Adjusted EBITDA [1]	$53,760	$43,244	$10,516	24.3%
(1) See “—Non-GAAP Financial Measures.”
* Represents a percentage in excess of 100%.
The following table summarizes our consolidated data for the years ended December 31, 2025 and 2024, including operating results and data on a same-store community portfolio basis.

	Years Ended
	December 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	$	%
Resident revenue	$331,957	$267,849	$64,108	23.9%
Community operating expense [1]	248,472	199,181	49,291	24.7%
Community net operating income	83,485	68,668	14,817	21.6%
Number of communities owned (period end) [2]	80	77	3	3.9%
Total average units	6,999	6,092	907	14.9%
RevPAR	$3,952	$3,664	$288	7.9%
Weighted average occupancy	84.7%	85.3%	(0.6)%	(0.7)%
RevPOR	$4,665	$4,295	$370	8.6%

	Years Ended
	December 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2025	2024	$	%
Same-Store Operating Results [3]
Resident revenue	$233,807	$220,440	$13,367	6.1%
Community operating expense	168,655	160,091	8,564	5.3%
Community net operating income	65,152	60,349	4,803	8.0%
Number of communities owned (period end)	55	55	—	—%
Total average units	5,151	5,143	8	0.2%
RevPAR	$3,783	$3,572	$211	5.9%
Weighted average occupancy	87.4%	86.5%	0.9%	1.0%
RevPOR	$4,330	$4,130	$200	4.8%
(1) Community operating expense for FY 2025 and FY 2024 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $4.7 million and $2.8 million, respectively.
(2) Excludes four unconsolidated communities for FY 2025 and FY 2024.
(3) FY 2025 excludes four unconsolidated communities, six repositioning communities, and 19 newly acquired communities.

The increase in resident revenue was primarily attributable to an additional 19 operating communities acquired during 2025 and 2024, and a 5.9% increase in same-store RevPAR, comprised of a 4.8% increase in same-store portfolio RevPOR and a 90 basis point increase in same-store weighted average occupancy.
The increase in community operating expense was primarily attributable to an increase in operating expenses related to the 19 additional communities acquired during 2025 and 2024, and a 5.3% increase in same-store community operating expense primarily resulting from increases in labor, service contracts, utilities and other expense.
The increase in net loss was primarily attributable to $12.5 million non-cash impairment charges to long-lived assets in 2025, the gain on extinguishment of debt in 2024 of $48.5 million, an increase in transaction, transition and restructuring costs, and an increase in depreciation and amortization expense, partially offset by the increase in community net operating income.
The increase in Adjusted EBITDA was primarily attributable to new communities added during 2025 and 2024 and an increase in resident revenue, partially offset by the increase in community operating expense.
Expenses and Other

	Years Ended
	December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Management fee revenue	$4,431	$3,381	$1,050	31.1%
General and administrative expense	39,851	34,123	5,728	16.8%
Transaction, transition and restructuring costs	16,231	5,874	10,357	*
Depreciation and amortization expense	56,768	44,051	12,717	28.9%
Long-lived asset impairment	12,525	—	12,525	*
Interest expense	(38,635)	(36,990)	(1,645)	4.4%
Gain on extinguishment of debt	—	48,536	(48,536)	*
Other income (expense), net	$7,948	$(540)	$8,488	*
* Represents a percentage in excess of 100%.
General and administrative expense for the year ended December 31, 2025 increased as compared to the year ended December 31, 2024, primarily due to a result of an increase in labor and employee related expenses to support the Company's 2025 and 2024 acquisitions.
Transaction, transition and restructuring costs increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The costs include legal, audit, and other costs to support the Company’s CHP transaction, recent debt restructuring, and investments by the Company.
Depreciation increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the additional communities acquired in 2024 and 2025, and an increase in capital expenditures.
During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $12.5 million to property and equipment, net, of which $4.7 million was to adjust the carrying value of a community classified as held for sale to its fair value, net of estimated disposal costs, and $7.8 million was related to three owned communities with decreased cash flow estimates as a result of recurring net operating losses.
Gain on extinguishment of debt for the year ended December 31, 2024 was $48.5 million related to the derecognition of notes payable and accrued liabilities as a result of a loan purchase and discounted loan payoff from two of its lenders.
The increase in other income (expense), net for the year ended December 31, 2025 as compared to the year ended December 31, 2024, included $10.7 million recognized for gross employee retention credits (“ERC”) received from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) funding for businesses that had certain employee costs and were affected by the coronavirus pandemic. This increase was offset by $2.2 million in integration costs of the communities related to the Company's recent acquisitions.

Liquidity and Capital Resources
In addition to approximately $11.0 million of unrestricted cash balance as of December 31, 2025, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our A&R Credit Agreement, proceeds from debt financings, refinancings or loan modifications, and proceeds from equity offerings. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. On March 11, 2026, the holders of all of the outstanding shares of Series A Preferred Stock converted all of such shares to shares of our common stock. As a result, dividends will no longer be payable on any shares of Series A Preferred Stock. See “Note 2–CHP Merger”, “Note 9–Debt”, “Note 10–Securities Financing”, and “Note 20–Subsequent Events” in the Notes to Consolidated Financial Statements.
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
We will need to refinance all or a portion of our indebtedness on or before maturity, including the $270.0 million Bridge Facility that will mature in March 2027. We expect to repay the Bridge Facility in 2026 with the net proceeds of additional financing transactions secured by certain of the CHP properties, including any property-level agency or mortgage financing. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms or at all.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Years Ended December 31,
	2025	2024	$ Change
Net cash provided by (used in) operating activities	$24,364	$(1,782)	$26,146
Net cash used in investing activities	(70,687)	(208,923)	$138,236
Net cash provided by financing activities	37,508	232,042	(194,534)
Increase (decrease) in cash and cash equivalents	$(8,815)	$21,337	$(30,152)
Operating activities
Net cash provided by operating activities for the year ended December 31, 2025 was $24.4 million as compared to net cash used by operating activities of $1.8 million for the year ended December 31, 2024. The change of $26.1 million is primarily due to the timing of collections of accounts receivable and settlement of accounts payable and accrued expenses during the year ended December 31, 2025 compared to the prior year.
Investing activities
The net cash used in investing activities for the year ended December 31, 2025 was $70.7 million primarily due to $38.2 million for acquisitions of new communities and $33.3 million due to ongoing capital improvements and refurbishments, partially offset by a return of investment of $0.8 million in our unconsolidated entity. The net cash used in investing activities for the year ended December 31, 2024 was primarily due to $172.5 million for acquisitions of new communities, ongoing capital improvements and refurbishments of $25.2 million, and $22.4 million in investments in unconsolidated entities, partially offset by a return on investment of $10.6 million in our unconsolidated entities in connection with its subsequent financing.

Financing activities
The net cash provided by financing activities for the year ended December 31, 2025 of $37.5 million was primarily due to proceeds from our Revolving Credit Facility of $49.6 million and proceeds of $18.1 million from notes payable, partially offset by repayments of our Revolving Credit Facility of $14.5 million, repayments of notes payable of $8.4 million, dividends paid of $5.6 million, and deferred loan costs paid of $1.2 million. The net cash provided by financing activities for the year ended December 31, 2024 of $232.0 million was primarily due to net proceeds from the issuance of common stock of $190.5 million, proceeds from our Revolving Credit Facility of $68.7 million, proceeds of $56.0 million from notes payable, and proceeds from noncontrolling investors of $7.8 million, partially offset by repayments of notes payable of $72.0 million, repayments of our Revolving Credit Facility of $8.7 million, deferred loan costs paid of $3.7 million, purchase of derivative assets of $3.3 million, and dividends paid of $2.8 million. See “Note 9–Debt” and “Note 10–Securities Financing” in the Notes to Consolidated Financial Statements.
Non-GAAP Financial Measures
Community Net Operating Income and Net Operating Income Margin
Community Net Operating Income and Net Operating Income Margin are non-GAAP performance measures that the Company defines as net income (loss) excluding: general and administrative expenses (inclusive of stock-based compensation expense), interest income, interest expense, other income (expense), provision for income taxes, management fees, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include depreciation and amortization expense, long-lived asset impairment, transaction, transition and restructuring costs, gain on extinguishment of debt, loss from equity method investment, casualty loss, non-recurring settlement fees, income tax, and personal property tax. Net Operating Income Margin is calculated by dividing Net Operating Income by resident revenue. The Company presents these non-GAAP measures on a consolidated community and same-store community basis.
The following table presents a reconciliation of the Non-GAAP Financial Measures of Net Operating Income and Net Operating Income Margin, in each case, on a consolidated community and same-store community basis to the most directly comparable GAAP financial measure of net loss for the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2025	2024
Same-store community net operating income (1)
Net loss	$(72,492)	$(3,280)
General and administrative expense	39,851	34,123
Transaction, transition and restructuring costs	16,231	5,874
Depreciation and amortization expense	56,768	44,051
Long-lived asset impairment	12,525	—
Interest income	(2,103)	(1,681)
Interest expense	38,635	36,990
Gain on extinguishment of debt, net	—	(48,536)
Loss from equity method investment	1,370	895
Other (income) expense, net	(7,948)	540
Provision for income taxes	330	239
Management fees	(4,431)	(3,381)
Other operating expenses (2)	4,749	2,834
Consolidated community net operating income	83,485	68,668
Net operating income for non same-store communities (1)	(18,333)	(8,319)
Same-store community net operating income	65,152	60,349
Resident revenue	331,957	267,849
Resident revenue for non same-store communities (1)	98,150	47,409
Same-store community resident revenue	$233,807	$220,440
Same-store community net operating income	65,152	60,349
Same-store community net operating income margin	27.9%	27.4%
(1) YTD 2025 excludes 3 and 16 senior living consolidated communities acquired by the Company in 2025 and 2024, respectively and the 6 Repositioning communities. YTD 2024 excludes 16 senior living consolidated communities acquired by the Company in 2024 and the 6 Repositioning communities.
(2) Includes casualty loss, non-recurring settlement fees, income tax and personal property tax.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP performance measure that the Company defines as net income (loss) excluding: depreciation and amortization expense, interest income, interest expense, other expense/income, provision for income taxes; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include stock-based compensation expense, provision for credit losses, impairments for long-lived assets, gain on extinguishment of debt, casualty losses, and transaction, transition and restructuring costs.

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure of net loss for the periods indicated:

(In thousands)	Years Ended December 31,
	2025	2024
Adjusted EBITDA
Net loss	$(72,492)	$(3,280)
Depreciation and amortization expense	56,768	44,051
Stock-based compensation expense	5,049	4,369
Provision for credit losses	3,329	2,596
Interest income	(2,103)	(1,681)
Interest expense	38,635	36,990
Long-lived asset impairment	12,525	—
Gain on extinguishment of debt, net	—	(48,536)
Other (income) expense, net	(7,948)	540
Provision for income taxes	330	239
Casualty losses (1)	3,436	2,082
Transaction, transition and restructuring costs (2)	16,231	5,874
Adjusted EBITDA	$53,760	$43,244
(1) Casualty losses relate to non-recurring insured claims for unexpected events.
(2) Transaction, transition and restructuring costs relate to legal and professional fees incurred for transactions, restructuring projects, or related projects, primarily related to the CHP transaction during 2025.
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
The Company was in compliance with all financial covenants of its outstanding indebtedness as of December 31, 2025.
Other Liquidity Factors
The continuation of the currently elevated inflationary environment could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident revenues to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurances that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.
Our non-labor operating expenses have historically comprised of approximately one-third of our total operating expenses and are subject to inflationary pressures. The United States consumer price index increased 2.8% during 2025, as compared to an increase of 2.9% in 2024. We mitigated a portion of the increase in food costs with the scale benefit of a higher number of residents, along with appropriate product substitution. For 2025 our non-labor operating expense on the same-store communities increased 3.5% as compared to the prior year. For 2026, we expect to continue to experience increases tied in to overall inflationary pacing.
Historically, labor costs have comprised of approximately two-thirds of our total operating expenses. We began to experience pressures associated with the intensely competitive labor environment during 2022, which continued throughout 2024 and 2025. Labor pressures have resulted in higher-than-typical associate turnover and wage growth, and we have experienced difficulty in filling open positions timely. To cover existing open positions, during 2024 and continuing into 2025, we needed to rely on more expensive premium labor, primarily shift bonuses and overtime. The increase primarily resulted from merit and market wage rate adjustments, more hours worked with higher occupancy during 2025, and an increase in the use of premium labor, consisting primarily of shift bonuses and overtime. For 2026, we expect to continue to experience labor cost pressures as a result of the continuing labor conditions previously described and an anticipated increase in hours worked as our occupancy levels grow. Continued increased competition for, or a shortage of, nurses and other employees and general inflationary pressures have required and may require that we enhance our pay and benefits package to compete effectively for such employees.
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
Based upon the controls evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of the following 2025 acquisitions from its evaluation of the effectiveness of our disclosure controls and procedures. We are in the process of integrating these acquisitions into our system of internal control over financial reporting.

•East Lake Acquisition purchased in May 2025 and represented 1% of our consolidated total assets and 1% of total revenues for the year ended December 31, 2025.
•Alpharetta Acquisition purchased in June 2025 and represented 1% of our consolidated total assets and 1% of total revenues for the year ended December 31, 2025.
•Jasper Acquisition purchased in September 2025 and represented 2% of consolidated total assets and 1% of total revenues for the year ended December 31, 2025.

Remediation of Previously Reported Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management had concluded the Company had a material weakness in internal control over financial reporting, specific to the Company’s system user access controls for certain financial systems, including provisioning and user access review, which were not operating effectively. Moreover, the lack of effective user access controls caused insufficient restriction of user and privileged access to our payroll system and data, resulting in a lack of segregation of duties for certain user roles. These control deficiencies could have resulted in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies in aggregate constituted a material weakness. To remediate the material weakness, during the fiscal year ended December 31, 2025, we:
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

During the three months ended December 31, 2025, the Company completed its testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that the material weakness has been effectively remediated as of December 31, 2025.
Changes In Internal Control Over Financial Reporting
Other than those implemented to address the material weakness as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Sonida Senior Living, Inc.
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Sonida Senior Living, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes and our report dated March 12, 2026, expressed an unqualified opinion thereon.

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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the East Lake Acquisition, which was acquired in May 2025, the Alpharetta Acquisition, which was acquired in June 2025, and the Jasper Acquisition, which was acquired in September 2025, and which are included in the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. The East Lake Acquisition constituted 1% of total assets as of December 31, 2025 and 1% of total revenues for the year then ended. The Alpharetta Acquisition constituted 1% of total assets as of December 31, 2025 and 1% of total revenues for the year then ended. The Jasper Acquisition constituted 2% of total assets as of December 31, 2025 and 1% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquisitions.

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

March 12, 2026

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors,” “Board of Directors and Committees,” “Executive Officers,” and “General” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required under Item 11 is incorporated herein by reference to the information under the headings “Executive Compensation Tables” and “2025 Director Compensation” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 12 is incorporated herein by reference to the information under the headings “Principal Stockholders and Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under Item 13 is incorporated herein by reference to the information under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Committees” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 is incorporated herein by reference to the information under the heading “Fees Paid to Independent Auditors” in our definitive proxy statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.
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
2.1+
Agreement and Plan of Merger, dated as of November 4, 2025, by and among Sonida Senior Living, Inc., Sparti Merger Sub, Inc., SSL Sparti LLC, CHP Merger Corp. and CNL Healthcare Properties, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

3.1
Second Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

3.2
Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

3.3
Amendment to the Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2021.)

3.4
Second Amendment to the Second Amended and Restated Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2024.)

3.5
Third Amendment to the Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 16, 2025.)

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

4.6†
Amendment No. 2 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 28, 2022.)

4.7†
Amendment No. 3 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 16, 2023.)

4.8†
Amendment No. 4 to Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2024.)

4.9*	Description of the Company's securities.

10.1
Investment Agreement, dated as of November 4, 2025, by and among Sonida Senior Living, Inc. and Conversant PIF Aggregator A LP, CPIF Sparti SAF, L.P., Conversant Dallas Parkway (A) LP and CPIF K Co-Invest SPT A, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

10.2
Investment Agreement, dated as of November 4, 2025, by and between Sonida Senior Living, Inc. and Silk Partners, LP (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 5, 2025.)

10.3
Amended and Restated Investor Rights Agreement, dated as of March 10, 2026, by and among Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Conversant Dallas Parkway (D) LP, Conversant Dallas Parkway (F) LP, Conversant PIF Aggregator A LP, CPIF Sparti SAF, L.P., CPIF K Co-Invest SPT A, L.P., and Silk Partners, LP (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.4
Amended and Restated Registration Rights Agreement, dated as of March 10, 2026, by and among Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP, Conversant Dallas Parkway (B) LP, Conversant Dallas Parkway (D) LP, Conversant Dallas Parkway (F) LP, Conversant PIF Aggregator A LP, CPIF Sparti SAF, L.P., CPIF K Co-Invest SPT A, L.P., Silk Partners, LP, and PF Investors, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

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

10.7†
Employment Agreement by and between Sonida Senior Living, Inc. and Kevin Detz (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 19, 2022.)

10.8†
Amended and Restated Executive Employment Agreement, dated December 17, 2024, by and between Sonida Senior Living, Inc. and Brandon Ribar (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

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

10.12
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

10.13†
Form of Performance Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

10.14†
Form of Restricted Stock Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

10.15†
Form of Outside Director’s Restricted Stock Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

10.16†
Form of Outside Director’s Restricted Share Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

10.17†
Form of Shareholder Alignment Performance Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

10.18†
Form of Performance Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 11, 2025.)

10.19†
Form of Restricted Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 11, 2025.)

10.20†
Form of Outside Director’s Restricted Stock Unit Award Under the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 11, 2025.)

10.21
Amended and Restated Term Loan Agreement, dated August 7, 2025, by and among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 13, 2025.)

10.22
Amended and Restated Credit Agreement, dated December 29, 2025, among Sonida Senior Living, Inc. and BMO Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 5, 2025.)

10.23*++
Increase and Joinder to Credit Agreement, dated March 5, 2026, by and among Sonida Senior Living, Inc., the guarantors party thereto, BMO Bank N.A., as administrative agent and swingline lender, the banks, financial institutions and other institutional lenders listed as lenders on the signature pages thereof as the lenders, the L/C Issuers party thereto and Goldman Sachs Bank USA.

10.24++
Bridge Loan Agreement, dated as of March 10, 2026, by and among Sonida Senior Living, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and BMO Bank N.A., as collateral agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.25†
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.26*	Master Credit Facility Agreement, by and between affiliated borrower entities signatory thereto and Berkadia Commercial Mortgage LLC, dated December 18, 2018.

10.27*	First Amendment to Master Credit Facility Agreement, dated June 18, 2019, by and among the affiliated borrower entities signatory thereto and Fannie Mae.

10.28*	Second Amendment to Master Credit Facility, dated July 30, 2019, by and among the affiliated borrower entities signatory thereto and Fannie Mae.

10.29
Preferred Stock Conversion and Warrant Extension Agreement, dated as of March 11, 2026, by and among Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.30
Amendment to Warrant Agreement, dated as of March 11, 2026, by and among Sonida Senior Living, Inc., Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

19.1*	Sonida Senior Living, Inc. Policy on Insider Trading

21.1*	Subsidiaries of the Company

23.1*	Consent of BDO, USA P.C.

24.1	Power of Attorney (included in signature pages hereto)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Sonida Senior Living, Inc. Compensation Recovery Policy (Incorporated by Reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2024.)

97.2
Sonida Senior Living, Inc. Supplemental Compensation Recovery Policy (Incorporated by reference to Exhibit 97.2 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 17, 2025.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
_____________________________________

*	Filed herewith.

†	This exhibit constitutes a management contract or compensatory plan, contract, or arrangement.

+	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

++	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIDA SENIOR LIVING, INC.

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director

Date: March 12, 2026
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

Signature	Title	Date

/s/ BRANDON M. RIBAR	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2026
Brandon M. Ribar

/s/ KEVIN J. DETZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2026
Kevin J. Detz

/s/ TIMOTHY J. COBER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026
Timothy J. Cober

/s/ MICHAEL SIMANOVSKY	Chairman of the Board	March 12, 2026
Michael Simanovsky

/s/ LILLY H. DONOHUE	Director	March 12, 2026
Lilly H. Donohue

/s/ ROBERT GROVE	Director	March 12, 2026
Robert Grove

/s/ BENJAMIN P. HARRIS	Director	March 12, 2026
Benjamin P. Harris

/s/ JILL M. KRUEGER	Director	March 12, 2026
Jill M. Krueger

/s/ SHMUEL S.Z. LIEBERMAN	Director	March 12, 2026
Shmuel S.Z. Lieberman

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Sonida Senior Living, Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sonida Senior Living, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2026, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Measurement of Impairment Charges for Long-Lived Assets

As described in Notes 3, 5 and 6 to the consolidated financial statements, the Company assessed $1.2 billion of long-lived assets for impairment during the year ended December 31, 2025, resulting in a total impairment charge of $12.5 million. The Company assesses its long-lived assets held for use for impairment whenever facts and circumstances suggest the carrying amount of its long-lived assets may not be recoverable from future cash flows.

If the carrying amount of a long-lived asset held for use exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount in which the carrying amount exceeds fair value. During the year ended December 31, 2025, the Company recognized $7.8 million in impairment charges related to held for use communities.

Further, as described in Note 4 to the consolidated financial statements, the Company classified one community as held for sale as of December 31, 2025, following management’s decision to divest the property and actively market it for sale.

If the carrying amount of a long-lived asset held for sale exceeds its estimated fair value, less estimated costs to sell, the Company recognizes an impairment charge for the amount in which the carrying value exceeds fair value, less estimated costs to sell. During the year ended December 31, 2025, the Company recognized a $4.7 million impairment charge related to the community classified as held for sale.

We identified the measurement of impairment loss for the one community held for sale and three of the communities held for use as a critical audit matter because of the significant assumptions and judgments used by management in estimating the fair value of these asset groups. Auditing management’s significant assumptions and judgments used in the fair value estimates, including sales price, future cash flows of each community during the holding period, and capitalization rates, required a high degree of auditor judgment and increased audit effort.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s inputs used to develop the future cash flow estimates within the fair value model by comparing such inputs to historical operating results and publicly available industry and market outlook information.
•Utilizing professionals with specialized skills and knowledge in valuation to evaluate certain of the Company’s significant assumptions, including sales price and capitalization rates used in the fair value estimates by comparing to publicly available market data.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Dallas, Texas

March 12, 2026

SONIDA SENIOR LIVING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$11,008	$16,992
Restricted cash	19,264	22,095
Accounts receivable, net of allowance for credit losses of $2.6 million and $7.9 million, respectively	18,611	18,965
Prepaid expenses and other assets	6,373	4,634
Assets held for sale	9,453	—
Derivative assets	8	1,403
Deferred issuance costs	13,163	—
Total current assets	77,880	64,089
Property and equipment, net	736,188	739,884
Investment in unconsolidated entity	8,789	10,943
Intangible assets, net	19,743	24,526
Other assets, net	2,245	2,479
Total assets (a)	$844,845	$841,921
Liabilities:
Current liabilities:
Accounts payable	$4,705	$9,031
Accrued expenses	71,663	45,024
Current portion of debt, net of deferred loan costs	7,291	15,486
Deferred income	7,275	5,361
Federal and state income taxes payable	292	243
Liabilities held for sale	13,529	—
Other current liabilities	379	470
Total current liabilities	105,134	75,615
Long-term debt, net of deferred loan costs	682,450	635,904
Other long-term liabilities	1,006	793
Total liabilities (a)	788,590	712,312
Commitments and contingencies (Note 13)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; 41 shares authorized, 41 shares issued and outstanding as of December 31, 2025 and 2024	51,249	51,249
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares — 15,000 as of December 31, 2025 and 2024; none issued or outstanding, except Series A convertible preferred stock as noted above	—	—
Common stock, $0.01 par value:
Authorized shares — 30,000 as of December 31, 2025 and 2024; 18,770 and 18,992 shares issued and outstanding as of December 31, 2025 and 2024, respectively	188	190
Additional paid-in capital	490,804	491,819
Retained deficit	(491,003)	(420,224)
Total Sonida shareholders’ equity (deficit)	(11)	71,785
Noncontrolling interest:	5,017	6,575
Total equity	5,006	78,360
Total liabilities, redeemable preferred stock and equity	$844,845	$841,921
(a) The consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $1.8 million and $5.0 million of Cash and cash equivalents; $2.0 million and $1.5 million of Restricted cash; $0.4 million and $0.3 million of Accounts receivable, net; $28.8 million and $27.8 million of Property and equipment, net; $2.8 million and $4.7 million of Intangible assets, net; $1.0 million and $5.4 million of Accounts payable; $0.7 million and $0.9 million of Accrued expenses; $0.3 million and $0.2 million of Deferred income; $21.5 million and $21.3 million of Debt, net of deferred loan costs; and $0.1 million and $0.2 million of Other long-term liabilities, in each case, as of December 31, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
	(In thousands, except per share data)
Revenues:
Resident revenue	$331,957	$267,849
Management fees	4,431	3,381
Managed community reimbursement revenue	44,753	33,096
Total revenues	381,141	304,326
Expenses:
Operating expense	253,221	202,015
General and administrative expense	39,851	34,123
Transaction, transition and restructuring costs	16,231	5,874
Depreciation and amortization expense	56,768	44,051
Long-lived asset impairment	12,525	—
Managed community reimbursement expense	44,753	33,096
Total expenses	423,349	319,159
Other income (expense):
Interest income	2,103	1,681
Interest expense	(38,635)	(36,990)
Gain on extinguishment of debt	—	48,536
Loss from equity method investment	(1,370)	(895)
Other income (expense), net	7,948	(540)
Loss before provision for income taxes	(72,162)	(3,041)
Provision for income taxes	(330)	(239)
Net loss	(72,492)	(3,280)
Less: Net loss attributable to noncontrolling interests	1,713	1,221
Net loss attributable to Sonida shareholders	(70,779)	(2,059)

Dividends on Series A convertible preferred stock	(5,637)	(2,818)
Undeclared dividends on Series A convertible preferred stock	—	(2,707)
Net loss attributable to common stockholders	$(76,416)	$(7,584)

Per share data:
Basic net loss per share	$(4.22)	$(0.54)
Diluted net loss per share	$(4.22)	$(0.54)
Weighted average common shares outstanding — basic	18,087	14,109
Weighted average common shares outstanding — diluted	18,087	14,109

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024
	(In thousands)
Net loss	$(72,492)	$(3,280)
Comprehensive Loss	(72,492)	(3,280)
Less: Comprehensive loss attributable to noncontrolling interests	1,713	1,221
Comprehensive Loss attributable to common stockholders	$(70,779)	$(2,059)

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Sonida's Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance as of December 31, 2023	8,178	$82	$302,992	$(418,165)	$—	$(115,091)
Issuance of equity interest in consolidated entity	—	—	—	—	7,796	7,796
Issuance of common stock, net	10,524	105	190,431	—	—	190,536
Series A convertible preferred stock dividends	—	—	(2,818)	—	—	(2,818)
Undeclared dividends on Series A convertible preferred stock	—	—	(2,707)	—	—	(2,707)
Stock-based plan activity	290	3	(448)	—	—	(445)
Non-cash stock-based compensation	—	—	4,369	—	—	4,369
Net loss	—	—	—	(2,059)	(1,221)	(3,280)
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Capital contributions from noncontrolling interest					287	287
Series A convertible preferred stock dividends	—	—	(5,637)	—	—	(5,637)
Stock-based plan activity	(222)	(2)	(427)	—	—	(429)
Non-cash stock-based compensation	—	—	5,049	—	—	5,049
Net loss	—	—	—	(70,779)	(1,713)	(72,492)
Balance as of December 31, 2025	18,770	$188	$490,804	$(491,003)	$5,017	$5,006

See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024
Operating Activities
Net loss	$(72,492)	$(3,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,768	44,051
Amortization of deferred loan costs	1,562	1,619
Loss on derivative instruments, net	1,069	3,950
Gain on sale of assets, net	—	(192)
Long-lived asset impairment	12,525	—
Gain on extinguishment of debt	—	(48,536)
Loss from equity method investment	1,370	895
Provision for credit losses	3,329	2,596
Non-cash stock-based compensation expense	5,049	4,369
Other non-cash items	364	(35)
Changes in operating assets and liabilities:
Accounts receivable	(2,975)	(13,543)
Prepaid expenses and other assets	4,485	(156)
Other assets, net	470	—
Accounts payable and accrued expenses	11,093	5,151
Federal and state income taxes payable	49	28
Deferred income	1,969	1,320
Customer deposits	(271)	(19)
Net cash provided by (used in) operating activities	24,364	(1,782)
Investing Activities
Investments in unconsolidated entity	—	(22,409)
Return of investment in unconsolidated entity	785	10,571
Acquisition of new communities	(38,188)	(172,546)
Capital expenditures	(33,284)	(25,170)
Proceeds from sale of assets	—	631
Net cash used in investing activities	(70,687)	(208,923)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	190,537
Proceeds from notes payable	18,082	56,040
Repayments of notes payable	(8,372)	(72,026)
Proceeds from revolving credit facility	49,550	68,705
Repayment of revolving credit facility	(14,500)	(8,705)
Capital contributions from noncontrolling investors in joint ventures	287	7,796
Distributions to noncontrolling investors in joint ventures	(132)	—
Dividends paid on Series A convertible preferred stock	(5,637)	(2,818)
Deferred loan costs paid	(1,212)	(3,726)
Purchase of derivative assets	(129)	(3,312)
Other financing costs	(429)	(449)
Net cash provided by financing activities	37,508	232,042
Increase (decrease) in cash and cash equivalents	(8,815)	21,337
Cash and cash equivalents and restricted cash at beginning of year	39,087	17,750
Cash and cash equivalents and restricted cash at end of year	$30,272	$39,087
Supplemental Disclosures
Cash paid during the year for:
Interest	$37,290	$33,359
Income taxes paid, net - Texas	$277	$220
Non-cash investing and financing activities:
Notes payable acquired through acquisitions	$—	$21,690
Undeclared dividends on Series A convertible preferred stock	$—	$2,707
Insurance financed through insurance notes payable	$6,224	$1,707
Non-cash additions of property and equipment	$729	$2,219
Non-cash right-of-use assets	$643	$—
See accompanying notes to consolidated financial statements.

SONIDA SENIOR LIVING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States in terms of resident capacity. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of December 31, 2025, the Company owned, managed or invested in 96 senior housing communities in 20 states with an aggregate capacity of approximately 10,150 residents1, including 84 owned senior housing communities (inclusive of four owned through joint venture investments in consolidated entities and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party.
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

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of December 31, 2025 and 2024, the Company has a joint venture, Stone JV LLC (“Stone JV”) which is treated as an unconsolidated entity. See “Note 4 –Investments, Acquisitions and Assets Held for Sale.”
As of December 31, 2025, the Company is a 51% owner in two joint ventures (collectively, the “Palatine JVs”) with affiliates of Palatine Capital Partners. The Company has evaluated its investment in the Palatine JVs under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JVs into its consolidated financial statements for the periods ended December 31, 2025 and 2024. See “Note 4 –Investments, Acquisitions and Assets Held for Sale.”

2. CHP Merger
Strategic Merger with CNL Healthcare Properties, Inc.
On March 11, 2026, pursuant to a definitive agreement and plan of merger dated November 4, 2025 (the “Merger Agreement”), by and among the Company, SSL Sparti LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Holdco”), SSL Sparti Property Holdings Inc., a Maryland corporation and a wholly owned subsidiary of Holdco (f/k/a Sparti Merger Sub, Inc., “SNDA Merger Sub”), CNL Healthcare Properties, Inc., a Maryland corporation (“CHP”), and CHP Merger Corp., a Maryland corporation and a wholly owned subsidiary of CHP (“CHP Merger Sub”), the Company completed the acquisition of CHP through a series of steps ending with a forward merger of CHP with and into SNDA Merger Sub, with SNDA Merger Sub surviving the merger (the “CHP Merger”). As a result of the CHP Merger, the
1 Capacity disclosures in these footnotes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s audit.

Company acquired 100% of the outstanding shares of CHP. The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Merger Transactions”.
Pursuant to the Merger Agreement, each share of common stock of CHP, par value $0.01, was cancelled and converted into the right to receive (i) $2.32 in cash and 0.1318 shares of common stock of the Company, par value $0.01 (“Sonida Common Stock”), which was determined by dividing (a) $4.58 by (b) the volume weighted average trading price (“VWAP”), of Sonida Common Stock during a measurement period prior to the closing date, subject to a collar of 15% below the transaction reference price for the Sonida Common Stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price. Since the VWAP during the measurement period was $35.93, the 0.1318 exchange ratio was calculated by dividing $4.58 by $34.76, being the high end of the collar.
In connection with the issuance of Sonida Common Stock to the former CHP shareholders and certain equity financing transactions, on February 26, 2026, the Company amended its Amended and Restated Certificate of Incorporation, pursuant to that certain Eighth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of Sonida Common Stock to 100.0 million.
On November 5, 2025, the Company provided an irrevocable standby letter of credit in the amount of $15.0 million to CHP in partial support of a potential termination fee if needed. As of December 31, 2025, the $15.0 million letter of credit was outstanding with an interest rate of 2.5%. On March 11, 2026, the standby letter of credit was cancelled in conjunction with the closing of the Merger Transactions.
Financing of the Merger Transactions
On December 29, 2025, the Company amended and restated its revolving credit facility (as further amended on March 5, 2026, the “A&R Credit Agreement”) to, among other things, provide for permanent debt financing (“Permanent Financing”) to fund a portion of the cash consideration necessary for the CHP Merger, which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between Secured Overnight Financing Rate (“SOFR”) plus 1.35% margin and SOFR plus 2.00% margin, expanded the lenders, and effected certain other changes (the “New Revolving Credit Facility”). In addition, under the A&R Credit Agreement, the Company incurred $525 million in new term loans in two equal tranches (the “Term Loan Facility”). The Term Loan Facility is comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin. The A&R Credit Agreement has a $320 million accordion feature to provide for future liquidity needs of the Company. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and an interest rate of 4.50%.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge loan (the “Bridge Facility”). The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Permanent Financing and the Bridge Facility are subject to customary guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270 million, a 12-month term and an interest rate of 4.25%. See “Note 9–Debt” in the Notes to Consolidated Financial Statements.
In connection with the Merger Transactions, the Company has incurred and accrued deferred costs of $13.2 million which are included in Deferred costs on the consolidated balance sheets as of December 31, 2025.
Equity Financing
On November 4, 2025, Sonida entered into (i) an investment agreement (the “Conversant Investment Agreement”) with certain affiliates of Conversant (the “Conversant Investors”), pursuant to which the Conversant Investors agreed to fund an aggregate amount of $100.0 million in exchange for the issuance of 3,739,716 shares of Sonida Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act at $26.74 per share, immediately prior to the CHP Merger, and (ii) an investment agreement (the “Silk Investment Agreement” and, together with the Conversant Investment Agreement, collectively, the “Investment Agreements”) with Silk (the Conversant Investors and Silk, together, the “Equity Investors”) pursuant to which Silk agreed to fund an aggregate amount of $10.0 million in exchange for the issuance of 373,972 shares of Sonida Common Stock in a private placement at $26.74 per share on substantially the same terms as in the Conversant Investment Agreement (collectively, the “Equity Financing”). On March 11, 2026, the Company issued 4,113,688 shares of

Sonida Common Stock to the Equity Investors. Sonida used the proceeds from the Equity Financing pursuant to the Investment Agreements to fund a portion of the cash consideration required for the consummation of the transactions under the Merger Agreement. Under the Investment Agreements, Sonida provided to the Equity Investors representations and warranties substantially similar to those under the Merger Agreement, and the Equity Investors provided to Sonida customary representations and warranties for a private financing of this type. The Equity Investors and Sonida are subject to compliance with customary covenants under the Investment Agreements, subject to the Equity Investors’ consent (not to be unreasonably withheld, conditioned or delayed). The parties have provided mutual indemnities for breach of certain representation and warranties and post-closing covenants capped at the applicable purchase price paid by each of the Equity Investors. Under the Investment Agreements, Sonida was responsible for the Equity Investors’ reasonable and documented legal and other out-of-pocket expenses in connection with the Equity Financing (not to exceed, $2.0 million with respect to the Conversant Investors and $0.2 million with respect to Silk).
In connection with the closing of the Equity Financing, (i) Conversant and certain other entities affiliated with Conversant that are current Company shareholders, Silk and the Company entered into an amended and restated investor rights agreement, and (ii) the Conversant Parties, Silk, PF Investors, LLC and the Company entered into an amended and restated registration rights agreement.

3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for credit losses; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions, fair values of our equity method investments; and depreciation and amortization, including determination of estimated useful lives. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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
The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	$11,008	$16,992
Restricted cash:
Property tax and insurance reserves	6,606	6,156
Lender reserves	3,780	6,013
Capital expenditures reserves	5,354	6,210
Deposits pursuant to outstanding letters of credit	3,524	3,524
Other reserves	—	192
Total restricted cash	19,264	22,095
Total cash, cash equivalents, and restricted cash	$30,272	$39,087

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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. The Company recognized non-cash impairment charges of $12.5 million to its "Property and equipment, net" during the year ended December 31, 2025, related to four owned communities. See “Note 5–Impairment of Long-Lived Assets.” There were no impairments on long-lived assets during the year ended December 31, 2024.
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

Assets and Liabilities Held for Sale
Long-lived assets or disposal groups are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, and a sale is probable within one year after the end of the applicable reporting period. Upon classification, the related assets and liabilities are presented separately in the consolidated balance sheets. Once the Company has classified assets as held for sale, it no longer recognizes depreciation on the assets.
Disposal groups are measured at the lower of their carrying amount or estimated fair value less costs to sell. The Company reassesses assets classified as held for sale each reporting period to ensure they continue to meet the held-for-sale criteria and are recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Fair values are typically estimated using market analysis, industry trends, and recent comparable sales. See “Note 4 –Investments, Acquisitions and Assets Held for Sale.”

Deferred Issuance Costs
Deferred issuance costs are deferred debt and equity issuance costs, which primarily consist of advisor, legal, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as assets in our consolidated balance sheets as incurred. We incurred such costs in connection with the debt financings affiliated with the Merger Transactions and the Equity Financing during the year ended December 31, 2025. Upon closing of the related transactions, these deferred issuance costs are generally offset against the specific issuance proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations.

Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in other assets, net in our consolidated balance sheets. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in other current liabilities and other long-term liabilities in our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term in our consolidated statements of operations. As the rates implicit in our leases are not readily determinable, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component.

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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition including replacement costs and market data, as well as Level 3 inputs including estimates of appropriate discount rates and capitalization rate once we have determined the fair value of each of these assets and liabilities. Relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are more than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Above-market and below-market in-place leases are amortized to resident revenue on a straight-line basis over their estimated remaining lease terms, and are included in other long-term liabilities on the accompanying consolidated balance sheets. Additionally, acquired in-place lease intangibles representing market estimates to lease up the property based on leases in place at the time of acquisitions. These in-place lease intangibles are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the accompanying consolidated balance sheets.

Investment in Unconsolidated Entities
The Company reports investments in unconsolidated entities that it has the ability to exercise significant influence under the equity method of accounting. The initial carrying amount of investments in unconsolidated entities is based on the amount paid to purchase the investment. The Company's reported share of earnings from an unconsolidated entity is adjusted for the impact, if any, of basis differences between its carrying amount of the equity investment and its share of the investment’s underlying assets. The portion of the basis difference that is attributable to our equity-method goodwill is not amortized. Distributions received from an investee are recognized as a reduction in the carrying amount of the investment. The Company presents the net income/loss from unconsolidated entities in "Loss from equity method investment" in its Consolidated Statements of Operations.

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

The Company's other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, long-term debt, and liabilities held for sale. The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses approximates fair value due to their highly liquid nature, short-term maturity, or competitive rates assigned to these financial instruments. See “Note 15–Fair Value.”

    The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of December 31, 2025 and 2024, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 16–Derivatives and Hedging.”

Stock-Based Compensation Plans
The Company applies the provisions of ASC 718, Compensation - Stock Compensation, in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the Company's option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the Company's stock at the date of grant. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. The Company recognizes forfeitures as they occur. See “Note 11–Stock-Based Compensation.”

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for fiscal year 2025 and 2024 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing broad tax reform changes including restoring 100% bonus depreciation, revisions to business interest expense limitation under Section 163(j), and changing the computation of taxes related to international operations. The OBBBA did not have a material impact on our consolidated financial statements.

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
The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred revenue. Community fees are recognized evenly over the term of the residency agreements which is generally 12 months. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $7.3 million and $5.4 million, respectively, which is reported as deferred income within current liabilities of the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024. As of December 31, 2025, $5.4 million of deferred revenue has been recognized from the year ended December 31, 2024. As of December 31, 2024, $4.1 million of deferred revenue was recognized from the year ended December 31, 2023.
Revenues from the Medicaid program accounted for approximately 7.7% and 10.1% of the Company’s revenue in fiscal years 2025 and 2024, respectively. Accordingly, these communities were entitled to reimbursement under the Medicaid program at established rates that were lower than private pay rates. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report.
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

Revenue for the years ended December 31, 2025 and 2024 is comprised of the following components (in thousands):

	Years Ended December 31,
	2025	2024
Housing and support services	$328,197	$264,694
Community fees	2,391	1,945
Ancillary services	1,369	1,210
Resident revenue	331,957	267,849
Management fees	4,431	3,381
Managed community reimbursement revenue	44,753	33,096
Total revenues	$381,141	$304,326
Community fees, ancillary services, management fees, and community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP.

Credit Risk and Allowance for Credit Losses
The Company’s resident receivables are generally due within 30 days after the date billed. Accounts receivable are reported net of an allowance for credit losses of $2.6 million and $7.9 million as of December 31, 2025 and 2024, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.

Concentration of Credit Risk and Business Risk
Substantially all of our revenues are derived from senior living communities we own and senior living communities that we manage. Senior living operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the effects of pandemics, which have previously adversely affected our business, financial condition, and results of operations. We have a concentration of owned properties operating in Texas (20), Indiana (12), Ohio (12) and Florida (8), which represented approximately 22%, 13%, 18%, and 10%, respectively, of our resident revenues for the year ended December 31, 2025 and approximately 23%, 17%, 19%, and 5%, respectively, of our resident revenues for the year ended December 31, 2024.

Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were affected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the year ended December 31, 2025, the Department of Treasury notified the Company of ERCs awarded under the CARES Act. The Company recognized gross ERC received of $10.7 million as other income on the accompanying consolidated statements of operations for the year ended December 31, 2025. The Company did not receive any funds from the ERC for the year ended December 31, 2024.

Self-Insurance Liability Accruals
The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Contributions collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Patient Protection and Affordable Care Act. The ESRP is applicable to employers that (i) had 50 or more full-time equivalent employees, (ii) did not offer minimum essential coverage

(“MEC”) to at least 70% of full-time employees and their dependents, or (iii) did offer MEC to at least 70% of full-time employees and their dependents that did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit. The Internal Revenue Service (“IRS”) determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by such employers' employees. Management believes that the recorded liabilities and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred as of December 31, 2025. It is possible that actual claims and expenses may differ from established reserves. Any subsequent changes in estimates are recorded in the period in which they are determined.
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

Net Income (Loss) Per Common Share
The Company uses the two-class method to compute net income (loss) per common share because the Company as of December 31, 2025 and 2024 had issued securities (Series A Preferred Stock) that entitled the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and Series A Preferred Stock (on an if-converted basis) to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the weighted average number of shares of common stock outstanding to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities, including Series A Preferred Stock, have no obligation to fund losses.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Years Ended December 31,
	2025	2024
Basic net loss per common share calculation:
Net loss attributable to Sonida shareholders	$(70,779)	$(2,059)
Less: Dividends on Series A Convertible Preferred Stock	(5,637)	(2,818)
Less: Undeclared dividends on Series A Preferred Stock	—	(2,707)
Net loss attributable to common stockholders	$(76,416)	$(7,584)
Weighted average shares outstanding — basic	18,087	14,109
Basic net loss per share	$(4.22)	$(0.54)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(76,416)	$(7,584)
Weighted average shares outstanding — diluted	18,087	14,109
Diluted net loss per share	$(4.22)	$(0.54)

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Years Ended December 31,
(shares in thousands)	2025	2024
Series A Preferred Stock (if converted)	1,281	1,256
Warrants	1,031	1,031
Restricted stock awards	765	941
Restricted stock units	145	4
Stock options	10	10
Total	3,232	3,242

Redeemable Preferred Stock
The Company's Series A Preferred Stock is convertible outside of our control and is classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. The holders of our Series A Preferred Stock are Conversant and related affiliates, (“Conversant Preferred Investors”), and are entitled to vote with the holders of common stock on all matters submitted to a vote of stockholders of the Company. As such, the Conversant Preferred Investors, in combination with their common stock ownership as of December 31, 2025 and 2024, have voting rights in excess of 50% of the Company’s total voting stock. It is deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such the Series A Preferred Stock is required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2025 and December 31, 2024, the Series A Preferred Stock is carried at the maximum redemption value. The Series A Preferred Stock does not have a maturity date and, therefore, is considered perpetual.
Dividends on redeemable Series A Preferred Stock are recorded to retained earnings or additional paid-in capital if retained earnings is an accumulated deficit. Dividends are cumulative, and any declaration of dividends is at the discretion of the Board. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2025, the Board declared dividends for all four fiscal quarters, and accordingly, no amount was added to the liquidation preference. During the year ended December 31, 2024, the Board declared dividends on the last two fiscal quarters, but did not declare any dividends for the first two fiscal quarters, and accordingly, an aggregate of $2.7 million was added to the liquidation preference of the Series A Preferred Stock during such period, effectively increasing the carrying value of the redeemable preferred stock. See “Note 10–Securities Financing.”
See “Note 20–Subsequent Events.”

Segment Information
The Company evaluates the performance of its senior living communities and allocates resources based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that its owned communities meet the criteria in ASC Topic 280, Segment Reporting, to be aggregated into one reporting segment. As such, the Company has one reportable segment.

Reclassifications
Certain amounts previously reflected in the prior year consolidated financial statements have been reclassified to conform to our December 31, 2025 presentation. The consolidated statements of operations as of December 31, 2024 reflects reclassifying transactions, transition and restructuring costs from "General and administrative expense" to "Transaction, transition and restructuring costs."
Off-Balance Sheet Arrangements
On November 5, 2025, the Company provided an irrevocable standby letter of credit in the amount of $15.0 million to CHP in partial support of any termination fee payable by the Company under the Merger Agreement if needed. As of

December 31, 2025, the $15.0 million letter of credit was outstanding. On March 11, 2026, the standby letter of credit was cancelled in conjunction with the closing of the Merger Transactions. The Company had no material off-balance sheet arrangements as of December 31, 2024.
Recently Adopted Accounting Pronouncements
Income Tax Disclosures
In 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. See “Note 12–Income Taxes”.

Recently Issued Accounting Pronouncements Not Yet Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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

4. Investments, Acquisitions and Assets Held for Sale
The Jasper Acquisition
In September 2025, the Company acquired one senior living community located in Mansfield, Texas for a purchase price of $15.6 million plus transaction costs of $0.1 million. The asset acquisition was recorded at relative fair value. The Company recorded $14.2 million in “Property and equipment, net” for tangible assets purchased and $1.5 million in “Intangible assets, net” for in-place leases in the Company’s consolidated balance sheets as of December 31, 2025.
Alpharetta Acquisition
In June 2025, the Company acquired one senior living community located in Alpharetta, Georgia for a purchase price of $11.0 million plus transaction costs of $0.2 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.2 million in “Property and equipment, net” for tangible assets purchased; $2.1 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets as of December 31, 2025.
East Lake Acquisition
In May 2025, the Company acquired one senior living community located in Tarpon Springs, Florida for a purchase price of $11.0 million plus transaction costs of $0.3 million. The asset acquisition was recorded at relative fair value. The Company recorded $9.9 million in “Property and equipment, net” for tangible assets purchased; $1.6 million in “Intangible assets, net” for in-place leases; and $0.2 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets as of December 31, 2025. The Company mortgaged the property with a $9.0 million loan. See “Note 9–Debt.”

Cincinnati Acquisition
On December 31, 2024, the Company closed on the acquisition of an unoccupied single senior living community located in Cincinnati, Ohio for a purchase price of $16.3 million plus transaction costs of $0.1 million. Sonida funded the transaction with $18.3 million of senior mortgage debt, including $2.0 million for capital expenditure investment into the facility. The non-recourse mortgage has an 84-month term and 24-month interest waiver, with a 3% fixed interest-only rate thereafter.
The asset acquisition was recorded at relative fair value. The Company recorded $16.4 million in “Property and equipment, net” for tangible assets purchased in the Company’s consolidated balance sheets. As of December 31, 2025, the community was occupied.
Atlanta Acquisition
In November 2024, the Company acquired two senior living communities in the Atlanta, Georgia market for $29.0 million plus transaction costs of $0.5 million. The asset acquisition was recorded at relative fair value. The Company recorded $24.7 million in “Property and equipment, net” for tangible assets purchased; $4.8 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets.
Palm Acquisition
In October 2024, the Company acquired eight senior living communities (collectively, the “Palm Communities”) for an aggregate cash purchase price of $102.9 million plus transaction costs of $1.4 million (such acquisition, the “Palm Acquisition”). Five of the Palm Communities are located in Florida and the other three Palm Communities are located in South Carolina. The asset acquisition was recorded at relative fair value. The Company recorded $89.2 million in “Property and equipment, net” for tangible assets purchased; $15.6 million in “Intangible assets, net” for in-place leases; and $0.5 million in “Other long-term liabilities” for below market leases in the Company’s consolidated balance sheets.
Macedonia Acquisition
In May 2024, the Company acquired a community located in Macedonia, Ohio for a purchase price of $10.7 million plus transaction costs of $0.4 million. The Company entered into a mortgage loan totaling $9.4 million to fund the acquisition. The Company purchased a Secured Overnight Financing Rate (“SOFR”) based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%. See “Note 9–Debt” and “Note 15–Fair Value.”
The asset acquisition was recorded at relative fair value. We recorded $10.0 million in “Property and equipment, net” for tangible assets purchased; $1.2 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases for this acquisition in our consolidated balance sheets.
Investment in Consolidated VIE
In July 2024, the Company entered into two joint ventures with affiliates of Palatine Capital Partners (the “Palatine JVs”), which acquired four senior living communities located in Texas (3) and Georgia (1). The Palatine JVs acquired these communities for a purchase price of $32.8 million plus transaction costs of $0.1 million for net cash of $11.2 million and financing of $21.7 million of senior mortgage debt. The Company is a 51% owner in the joint ventures.
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
Investment in Stone Unconsolidated Entity
In May 2024, the Company and an investor formed a joint venture, Stone JV LLC (the "Stone JV"), which purchased four senior housing communities located in the Midwest for a purchase price of $64.0 million through cash contributions. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owns 67.29% of the entity as of December 31, 2025 and 2024. Sonida owns a 32.71% noncontrolling interest in the Stone JV as of December 31, 2025 and 2024.
The Company has evaluated its investment in the Stone JV under ASC 810. The Company has determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE in accordance with ASC 810. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company's ownership interest in the Stone JV were $8.8 million and $10.9 million, respectively, as of December 31, 2025 and 2024, which is included in equity method investment on the accompanying consolidated balance sheets. The Company estimated an initial basis difference of approximately $0.4 million which is accounted for as equity method goodwill which is not subject to amortization. The Company received a return on investment of $0.8 million and $10.6 million, respectively, as of December 31, 2025 and 2024 in our unconsolidated entity.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. During the year ended December 31, 2025 and 2024, there were no impairments.
Assets and Liabilities Held for Sale
As of December 31, 2025, the Company classified one of its communities as held for sale in its consolidated balance sheets in accordance with ASC 360, following management’s decision to divest the property and actively market it for sale.
The reclassification of the property’s assets and liabilities held-for-sale status represents a presentation change within the balance sheet, rather than a new investing or financing transaction. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. The Company continues to actively market the community for sale, and no sale-related cash flows with respect to such community have been recognized as of December 31, 2025.
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheets (in thousands) as of December 31, 2025. There were no assets or liabilities held for sale as of December 31, 2024.

December 31,
2025
Assets held for sale
Land	$550
Land improvements	108
Buildings and building improvements	15,191
Furniture and equipment	748
Automobiles	11
Other	175
Accumulated depreciation and amortization	(7,330)
Total assets held for sale	$9,453

Liabilities held for sale
Fixed rate mortgage note payable	$13,021
Accrued expenses	453
Deferred income	55
Total liabilities held for sale	$13,529

5. Impairment of Long-Lived Assets
The Company recognized non-cash impairment charges of $12.5 million to its “Property and equipment, net” during the year ended December 31, 2025, which related to four owned communities. Due to recurring net operating losses, the Company concluded the assets related to three of the communities had indicators of impairment and the carrying value was not recoverable. The fair value of the property and equipment, net of these three communities was determined using an income approach considering stabilized facility operating income and market capitalization rate of 8.0%. The Company classified the other community as held for sale in its consolidated balance sheets in accordance with ASC 360, following management's decision to divest the property and actively market it for sale. An impairment charge of $4.7 million was recognized for the community held for sale. The impairment charge was recorded to reduce the carrying value of the property to its estimated fair value less estimated disposal costs and is presented within long-lived asset impairment in the Company's consolidated statements of operations. There were no impairments on long-lived assets during the year ended December 31, 2024.

6. Property and Equipment
As of December 31, 2025 and 2024, property and equipment, net consists of the following (in thousands):

		December 31,
	Asset Lives	2025	2024
Land	NA	$75,952	$73,405
Land improvements	5 to 20 years	36,313	31,764
Buildings and building improvements	10 to 40 years	1,007,562	989,054
Furniture and equipment	5 to 10 years	76,098	66,600
Automobiles	5 to 7 years	3,486	2,923
Other	—	2,794	5,607
Construction in progress	NA	1,463	1,039
Total property and equipment		$1,203,668	$1,170,392
Less accumulated depreciation and amortization		(467,480)	(430,508)
Property and equipment, net		$736,188	$739,884
_____________________________________
As of December 31, 2025 and 2024, depreciation expense was $46.7 million and $40.8 million, respectively. As of December 31, 2025 and 2024, property and equipment, net included $0.7 million and $2.2 million, respectively, of capital expenditures which had been incurred but not yet paid.
During the year ended December 31, 2025, the Company recognized non-cash impairment charges to “Property and equipment, net” of $12.5 million. See “Note 5–Impairment of Long–Lived Assets.”

7. Intangible Assets
Intangibles, net consist of the following (in thousands):

	December 31,		Weighted Average Life Remaining
	2025	2024	(in years)
In-place leases, gross	$34,199	$28,960
Accumulated amortization	(14,456)	(4,434)
Intangibles, net	$19,743	$24,526	1.9

Intangibles, net represents in-place leases, purchased with acquired communities. A portion of purchase price for acquisitions have been allocated to in-place leases. The intangible assets are estimated to be amortized over the straight-line method over their estimated useful lives as of the date of acquisition. See “Note 4–Investments, Acquisitions and Assets Held for Sale” for in-place leases acquired during the years ended December 31, 2025 and 2024.
Amortization expense for intangible assets was $10.0 million and $3.3 million during the year ended December 31, 2025 and 2024, respectively. Expected future amortization expense of intangible assets as of December 31, 2025 is as follows (in thousands):

Year ended December 31,
2026	10,826
2027	8,064
2028	853
Total amortization	$19,743

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and employee benefits	$17,877	$20,894
Accrued interest (1)	7,096	8,499
Accrued property taxes	9,068	8,050
Accrued professional fees (2)	31,561	3,315
Accrued other expenses	6,061	4,266
Total accrued expenses	$71,663	$45,024
__________
(1)    Includes $3.9 million and $5.5 million of deferred interest as of December 31, 2025 and 2024, respectively, in connection with the Fannie Mae Loan Modification.
(2)    Includes loss contingencies of $6.5 million and $1.8 million as of December 31, 2025 and 2024, respectively, and accrued professional fees in connection with the CHP Merger of $23.4 million as of December 31, 2025.

9. Debt
Long-term debt balances, including associated interest rates and maturities consist of the following (in thousands):

		Weighted average interest rate		December 31,
	Maturity Date	2025	2024	2025	2024
Senior secured revolving credit facility	2027	6.6%	7.3%	$95,050	$60,000
Fixed rate mortgage notes payable	2026 to 2045	4.6%	4.6%	384,764	400,229
Variable rate mortgage notes payable (1)	2026 to 2029	6.3%	6.5%	189,611	171,530
Notes payable – consolidated VIE	2026 to 2027	6.6%	7.2%	21,690	21,690
Notes payable – insurance	2026	5.6%	6.9%	2,004	1,707
Total debt				$693,119	$655,156
Deferred loan costs, net				3,378	3,766
Total debt, net of deferred loan costs				$689,741	$651,390
Current portion of debt, net				7,291	15,486
Long-term debt, net				$682,450	$635,904
(1) See “Note 15–Fair Value” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our debt payable as of December 31, 2025 (in thousands):

Principal payments due in:
2026	$8,606
2027	121,180
2028	134,395
2029	408,562
2030	95
Thereafter	20,281
Total debt, excluding deferred loan costs	$693,119

As of December 31, 2025, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. As of December 31, 2025, the one-month SOFR was 3.9%, and the applicable margins range from 0.0% to 2.7%.
As of December 31, 2025, we had property and equipment with a net carrying value of $560.7 million that was secured by outstanding notes payable. In addition, as of December 31, 2025, we had property and equipment with a net carrying value of $156.8 million secured by the outstanding Revolving Credit Facility (as defined below).
As of December 31, 2025, we had a fixed rate mortgage note with a carrying value of $13.0 million associated with a property held for sale. This mortgage note matures in June 2026.
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The amendment resulted in the removal of one lender from the loan commitment. Following this amendment, only one member remains under the facility. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based step-down to a 2.45% margin). As of December 31, 2025, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which has a maturity date of August 2028. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.
Senior Secured Revolving Credit Facility
In July 2024, the Company entered into a credit agreement for a senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility had an initial borrowing capacity of $75.0 million, a term of three years, a leverage-based pricing matrix between SOFR plus 2.10% margin and SOFR plus 2.60% margin and is fully recourse to Sonida Senior Living, Inc. and its applicable subsidiaries. The borrowing base by which borrowing availability under the Revolving Credit Facility is determined is generally based upon the value of the senior living communities that secure the Company’s obligations under the Revolving Credit Facility. In October 2024, the Company closed on an additional $75.0 million commitment under the Revolving Credit Facility. The incremental $75.0 million availability results in a total aggregate commitment under the Revolving Credit Facility of up to $150.0 million with total commitment fees paid of $0.1 million for the year ended December 31, 2024. During the year ended December 31, 2025, the Company borrowed $49.6 million under the Revolving Credit Facility, at a weighted average interest rate of 6.6%, which was secured by 14 of the Company's senior living communities. The Company repaid $14.5 million of the borrowings during the year ended December 31, 2025 and $95.1 million borrowings were outstanding as of December 31, 2025, which was secured by 14 of the Company's senior living communities. The Company had a $15.0 million letter of credit outstanding as of December 31, 2025 under the Revolving Credit Facility. On March 11, 2026, the standby letter of credit was cancelled in conjunction with the closing of the Merger Transactions. The Company had an additional borrowing capacity of up to $39.9 million under our Revolving Credit Facility as of December 31, 2025.
Debt Financing of the CHP Merger
In order to fund a portion of the cash consideration required for the CHP Merger, the Company obtained permanent debt financing of $930 million, with a $320 million accordion feature that allows Sonida to increase the facilities up to $1.25 billion. On December 29, 2025, the Company amended and restated its revolving credit facility and on March 5, 2026 increased the borrowing amount (collectively, the “A&R Credit Agreement”), which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other change (the “New Revolving Credit Facility”). In addition, the Company incurred $525.0 million in permanent term loans under the A&R Credit Agreement in two equal tranches (the “Term Loan Facility”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loan Facility is comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the New Revolving Credit Facility. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and an interest rate of 4.50%. Upon consummation of the CHP Merger, the $150.0 million Revolving Credit Facility was replaced with the new $405.0 million revolving credit facility under the A&R Credit Agreement.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge loan (the “Bridge Facility”). The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270.0 million, a 12-month term and an interest rate of 4.25%.
2024 Fannie Mae Loan Modification
In December 2024, the Company and certain of its subsidiaries entered into an Omnibus Amendment to Multifamily Loan and Security Agreements (the “Omnibus Amendment”) with Federal National Mortgage Association (“Fannie Mae”). The Omnibus Amendment amended the terms of each of the loan agreements (each, a “2024 Loan Agreement” and collectively, the “2024 Loan Agreements”) relating to 18 of the Company’s senior living communities encumbered by mortgage agreements with Fannie Mae to, among other things, extended the maturity dates of each 2024 Loan Agreement from December 1, 2026 to January 1, 2029 in exchange for $10 million of scheduled principal paydowns on the 2024 Loan Agreements. The Company has made $4 million in principal payments as of December 31, 2025 and is scheduled to pay $3 million on each of November 2026 and November 2027 to Fannie Mae.
Texas Loan Modification
In August 2024, the Company entered into loan modification agreements (“Texas Loan Modification”) with one of its lenders on two owned communities in Texas. The original loan terms included maturities of April 2025 and October 2031, as well as cross-default provisions with each other. The Texas Loan Modification included revised loan maturities of December 2025 on both communities, with the Company’s option to make a discounted payoff (“Texas DPO”) of the outstanding loan principal on or prior to November 1, 2024. As part of the consideration, the Company was required to pay a total restructuring fee of $0.3 million. On November 1, 2024, the Company paid $18.3 million for the Texas DPO, which was financed with funds received from our Revolving Credit Facility. The Texas DPO represents a discount of 36% on the total principal outstanding for which the Company recognized a gain on debt extinguishment of $10.4 million for the year ended December 31, 2024.
2024 Loan Purchase Agreement and Ally Term Loan Expansion
During 2024, we entered into an agreement with one of our previous lenders whereby the Company agreed to purchase the outstanding indebtedness it owed to such lender for a purchase price of $40.2 million (plus the reimbursement of certain amounts advanced to the Company by such lender). In February 2024, the Company completed the purchase of the total outstanding principal balance of $74.4 million from the lender that was secured by seven of the Company’s senior living communities (such transaction, the “2024 Loan Purchase”). The 2024 Loan Purchase was funded by expanding the Company’s then-existing loan facility with Ally Bank (“Ally”) by $24.8 million and the remainder was funded by proceeds from the 2024 Private Placement, see “Note 10–Securities Financing.” The 2024 Loan Purchase and Ally financing closed in February 2024, reduced notes payable by $49.6 million, and resulted in a gain on debt extinguishment totaling $38.1 million. The Company incurred deferred loan costs of $0.5 million as part of the Ally financing that are amortized over the loan term. As part of the agreement with Ally, the Company expanded its current interest rate cap to include the additional borrowing at a cost of $0.6 million. The expanded Ally debt facility is secured by six of the Company’s senior living communities involved in the transaction.

2025 & 2024 Community Mortgage Loans
In May 2025, the Company acquired one senior living community located in Tarpon Springs, Florida. The Company mortgaged the property with a $9.0 million interest-only loan due in 36 months, plus two 12-month extensions at the Company's option subject to meeting certain financial conditions. The interest rate is based on SOFR plus applicable margins ranging from 0.0% to 3.0%.
In December 2024, the Company entered into a non-recourse mortgage loan of $18.3 million for a term of 84-month term and 24-month interest waiver with a 3% fixed interest-only rate thereafter. In May 2024, the Company entered into a $9.4 million mortgage loan with a 60-month term and a variable interest rate equal to 1-month term SOFR plus 2.00% margin. The Company is not required to make scheduled principal payments for the first 36 months. The Company also entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the new mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00% from May 9, 2024 through May 1, 2026 with respect to such variable rate indebtedness.
Notes Payable - Consolidated VIE
As of December 31, 2025 and 2024, the Company had $21.7 million of mortgage debt outstanding related to the Palatine JV's. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JVs entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Notes Payable - Insurance
During the year ended December 31, 2025, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $6.2 million. During the year ended December 31, 2024, the Company renewed certain insurance policies and entered into several finance agreements totaling approximately $3.5 million. As of December 31, 2025, the Company had finance agreements outstanding totaling $2.0 million, with a fixed interest rate of 5.60%, and principal being repaid over five-months.
Deferred Loan Costs
As of December 31, 2025 and 2024, the Company had gross deferred loan costs of approximately $12.5 million and $11.4 million, respectively related to notes payable. Accumulated amortization was approximately $9.1 million and $7.6 million as of December 31, 2025 and 2024, respectively.
Financial Covenants
Certain of the Company's debt agreements contain restrictions and financial covenants, which require the Company to maintain prescribed minimum liquidity, net worth, shareholders' equity levels and debt service ratios, and require the Company not to exceed prescribed leverage ratios, in each case on a consolidated, portfolio-wide, multi-community, single-community, and/or entity basis. In addition, the Company's debt agreements generally contain non-financial covenants, such as those requiring the Company to comply with Medicaid provider requirements and maintain insurance coverage.

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
As of December 31, 2025, the Company was in compliance with the financial covenants of its debt agreements.

10. Securities Financing
Financing of the Merger Transactions
See “Note 2–CHP Merger” for a discussion on the financing of our Merger Transactions which was completed on March 11, 2026.
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
On February 26, 2026, following receipt of stockholder approval at the special meeting of the Company’s stockholders held on February 26, 2026, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 30,000,000 shares to 100,000,000 shares. The charter amendment became effective upon filing.
2024 Public Offering
In August 2024, the Company entered into an underwriting agreement providing for the offer and sale (the “2024 Offering”) by the Company, and the purchase by the underwriters, of 4,300,000 shares of the Company’s common stock, at a price to the public of $27.00 per share ($25.785 per share net of underwriting discounts and commissions). The Company also granted a 30-day option to the underwriters to purchase up to an additional 645,000 shares of common stock on the same terms as above.
During August 2024, the Company raised $124.1 million in net proceeds from the 2024 Offering. The Company initially raised $110.4 million of proceeds on the sale of 4,300,000 shares, net of underwriting discounts and offering costs. The Company raised an additional $13.7 million on 530,317 shares, net of underwriting discounts and offering costs, pursuant to the partial exercise of the underwriters’ 30-day option described above.
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
During 2024, the Company sold an aggregate of 667,502 shares pursuant to the ATM Sales Agreement at a weighted average price per share of $29.08 for net proceeds of $18.7 million, after applicable commissions and offering costs.
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
The 2024 Private Placement occurred in two tranches. The first tranche occurred on February 1, 2024, at which time 3,350,878 shares of common stock were issued and sold to the Investors for $31.8 million. The second tranche occurred on March 22, 2024, at which time 1,675,440 shares of common stock were issued and sold to the Investors for $15.9 million. The Company used a portion of the proceeds from the first closing of the 2024 Private Placement to fund a portion of the cash purchase price for the 2024 Loan Purchase. As of December 31, 2025, the majority of our common stock is held by Conversant and their related affiliates (together, “Conversant” or the “Conversant Investors”).

Series A Preferred Stock
As of December 31, 2025 and 2024, the Company has 41,250 shares outstanding of Series A Preferred Stock of the Company, par value $0.01 per share, at $1,000 per share (“Series A Preferred Stock”).
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
Dividends are cumulative, and any declaration of dividends is at the discretion of the Company’s Board of Directors. If the Board does not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend is added to the liquidation preference and compounds quarterly thereafter. During the year ended December 31, 2025, the Board declared and paid $5.6 million cash dividends on the Series A Preferred Stock. During the year ended December 31, 2024, the Company declared and paid $2.8 million cash dividends on the Series A Preferred Stock. During the quarters ended March 31, 2024 and June 30, 2024, the Board did not declare dividends, and accordingly, $2.7 million was added to the liquidation preference of the Series A Preferred Stock.
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
At any time the Company may elect, upon the approval of a majority of the independent and disinterested directors of the Board of Directors, to convert all, but not less than all, of the outstanding shares of Series A Preferred Stock into shares of common stock by delivery to the Series A Preferred Stock holders of a notice of mandatory conversion, provided, that the Company shall not be entitled to deliver an irrevocable notice of mandatory conversion unless the VWAP per share of common stock exceeds 150% of the conversion price for the 30 consecutive trading days immediately preceding the notice. The Company has the option to exercise its right to require the Conversant Investors to convert their Series A Preferred Stock, once VWAP has met the above requirements for this contingent call.
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
The Company may, at its option, irrevocably elect to redeem the Series A Preferred Stock, in whole or in part, at any time (i) before November 3, 2028 at a cash redemption price per share of Series A Preferred Stock equal to the greater of (A) 100% of the Liquidation Preference as of such redemption date and (B) an amount equal to (a) the number of shares of common stock issuable upon conversion of such share of Series A Preferred Stock as of the redemption date, multiplied by (b) the VWAP of common stock for the 30 trading days immediately preceding the notice date and (c) on or after the seventh anniversary of November 3, 2021, at a redemption price per share of Series A Preferred Stock equal to 100% of the Liquidation

Preference as of the redemption date. The Conversant Investors, in combination with their common stock ownership as of December 31, 2025, have voting rights in excess of 50% of the Company’s total voting stock. It is therefore deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Investors, and as such the Series A Preferred Stock is required to be adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. As of December 31, 2025 and 2024, the Series A Preferred Stock was carried at the maximum redemption value. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features.
The Series A Preferred Stock does not have a maturity date and therefore is considered perpetual. The Series A Preferred Stock is redeemable outside of the Company’s control and is therefore classified as mezzanine equity in the consolidated balance sheets of the Company as of December 31, 2025 and 2024. The Series A Preferred Stock is convertible into common stock at $40 per share, as of December 31, 2025, and as of such date, the Series A Preferred Stock is convertible into 1,281,205 shares of common stock. There is no limit for the maximum shares of common stock the Company would be required to issue upon the conversion of Series A Preferred Stock.
Changes in the Series A Preferred Stock are as follows:

	Series A Preferred Stock
	Shares	Amount
(In thousands)
Balance as of December 31, 2023	41	$48,542
Undeclared dividends on Series A Preferred Stock	—	2,707
Balance as of December 31, 2024	41	51,249
Balance as of December 31, 2025	41	$51,249
See “Note 20–Subsequent Events.”

Warrants
On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Investors, each evidencing the right to purchase one share of common stock at a price per share of $40 and with an exercise expiration date of November 3, 2026. The Company had 1,031,250 outstanding warrants as of December 31, 2025 and 2024.
See “Note 20–Subsequent Events.”

11. Stock-Based Compensation
The Company’s uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align stockholder and employee interests. The Company recognizes compensation expense for all our share-based stock awards based on their fair values.
Stock Options
The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period. There were no stock options granted during the years ended December 31, 2025 and 2024. The Company recorded no stock-based compensation expense related to stock options in the years ended December 31, 2025 and 2024 and there was no unrecognized compensation expense related to unvested stock option awards.
There were 9,816 options outstanding as of December 31, 2025 and 2024. The options outstanding as of December 31, 2025 and 2024 had no intrinsic value, a weighted-average remaining contractual life of 3 years, and a weighted-average exercise price of $111.90.

Restricted Stock Units
Restricted stock units (“RSUs”) may be granted to employees and members of the Company’s Board of Directors (“Directors”) as part of their compensation. Awards have a vesting period of one to three years; however, the Directors may defer the release of the RSU until their departure from the board. Compensation expense is recognized over the vesting period on a straight-line basis. The fair value of RSUs is the market close price of the Company’s common stock on the date of the grant. A summary of restricted stock units’ activity is presented in the table below:
Time-Based Restricted Stock Units

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2024	3,000	$8.80
Granted	5,420	27.68
Vested [1]	(3,000)	8.80
Non-vested shares as of December 31, 2024	5,420	$27.68
Granted	131,443	26.00
Forfeited/Cancelled	(7,802)	26.16
Vested [2]	(6,122)	27.51
Non-vested shares as of December 31, 2025	122,939	$25.98
1 Weighted average price per share was $26.65 on the vesting date with a total fair value of $80 thousand.
2 Weighted average price per share was $24.84 on the vesting date with a total fair value of $152 thousand.
Performance-Based Restricted Stock Units
Vesting of performance-based stock units (“PSUs”) is dependent upon attainment of various levels of performance that equal or exceed targeted levels and generally vest in their entirety one to three years from the date of the grant. Compensation expense for performance-based restricted stock units is recognized over the performance period and is based on the probability of achievement of the performance condition. Expense is recognized net of actual forfeitures. A summary of performance-based restricted stock units’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of December 31, 2024	—	$—
Granted	110,548	26.16
Forfeited/Cancelled	(8,504)	26.16
Non-vested shares as of December 31, 2025	102,044	$26.16

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

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2024	108,571	$19.26
Granted	173,950	28.72
Forfeited/Cancelled	(9,791)	25.96
Vested [1]	(75,959)	23.13
Non-vested shares as of December 31, 2024	196,771	$25.79
Forfeited/Cancelled	(17,676)	26.24
Vested [2]	(86,384)	25.05
Non-vested shares as of December 31, 2025	92,711	$26.39
1 Weighted average price per share was $27.94 on the vesting date with a total fair value of $2.1 million.
2 Weighted average price per share was $22.89 on the vesting date with a total fair value of $2.0 million.
Performance-Based Restricted Stock Awards
Vesting of performance-based stock awards (“PSAs”) is dependent upon attainment of various levels of performance based on Adjusted Return on Equity that equal or exceed targeted levels and generally vest in their entirety one to three years from the date of the grant. Compensation expense for performance-based restricted stock awards is recognized over the performance period and is based on the probability of achievement of the performance condition. Expense is recognized net of actual forfeitures. A summary of performance-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2024	149,219	$13.86
Granted	160,395	28.80
Forfeited/Cancelled	(22,082)	$19.56
Non-vested shares as of December 31, 2024	287,532	$26.37
Forfeited/Cancelled	(86,616)	25.00
Non-vested shares as of December 31, 2025	200,916	$25.86

Market-Based Restricted Stock Awards
Market-based restricted stock awards become eligible for vesting upon the achievement of specific market-based conditions based on the per share price of the Company’s common stock.
The Company grants certain employees market-based restricted stock awards generally with either three or four tranches that vest if the Company’s stock price closes at or above an established threshold for each tranche for a specified number of consecutive trading days within five years of the date of the grant. Compensation expense related to market-based restricted stock awards is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold and was estimated by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded. During 2024, the Company granted 55,000 market-based restricted stock awards which vest in four tranches based on the 90-day volume weighted average price of SNDA common stock based on a grant date market condition. The grant date fair value of such awards was $14.27, the risk-free interest rate was 4.5%, the expected volatility was 50.3%, the expected dividends was $0, and the weighted average derived service period was 1.56 years.

A summary of market-based restricted stock awards’ activity is presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2024	464,950	$15.07
Granted	55,000	14.27
Forfeited/Cancelled	(45,000)	19.80
Non-vested shares as of December 31, 2024	474,950	$14.75
Forfeited/Cancelled	(90,700)	16.38
Non-vested shares as of December 31, 2025	384,250	$14.09
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense related to the PSUs, RSUs, PSAs and RSAs described above of $5.0 million and $4.4 million during fiscal years 2025 and 2024, respectively, that is primarily associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations. Unrecognized stock-based compensation expense is $7.7 million as of December 31, 2025. If all awards granted are earned, the Company expects this expense to be recognized over one to three-year periods for RSUs, a five-year period for market-based RSAs, and a three-year period for time-based and performance-based RSAs.

12. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	330	239
Deferred:
Federal	—	—
Provision for income taxes	$330	$239
Applying the updated requirements in ASU 2023-09 on a prospective basis, the principal reconciling items from the U.S. statutory income tax rate to the effective tax rate (provision for income taxes as a percentage of income before income taxes) are as follows (dollars in thousands):

	Year Ended December 31,
	2025
	$	%
Tax (benefit) provision at federal statutory rates	$(15,155)	21.0%
State income tax (benefit) provision, net of federal effects (1)	261	(0.4)%
Nontaxable or nondeductible items:
Income attributable to noncontrolling interests	51	(0.1)%
Stock based compensation expense	458	(0.6)%
Permanent impact of employee retention credit claims	(1,185)	1.6%
Other non-deductible items	(92)	0.1%
Change in deferred tax asset valuation allowance	16,390	(22.7)%
Other adjustments	$(398)	0.6%
Provision for income taxes	$330	(0.5)%
(1) Texas makes up over 50% of the state income tax in this category.

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the principal reconciling items from the U.S. statutory income tax rate to the effective tax rate are as follows (in thousands):

Year Ended December 31,
2024
Tax (benefit) provision at federal statutory rates	$(639)

Income attributable to noncontrolling interests	257
State income tax (benefit) provision, net of federal effects	475
Change in deferred tax asset valuation allowance	155
Stock based compensation expense	496
Permanent impact of employee retention credit claims	(585)
Other non-deductible items	80
Provision for income taxes	$239

The effective tax rate for fiscal year 2025 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2025 other permanent tax differences include $0.5 million of Section 162(m) of the Internal Revenue Code of 1986, as amended compensation limitation. The valuation allowance recorded as of fiscal year 2025 was $119.1 million, reflecting an increase of $18.1 million from the previous year due to current year activity. Of the current year increase, $1.7 million pertains to state tax assets.
The effective tax rate for fiscal year 2024 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance and other permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The fiscal year 2024 other permanent tax differences include $0.4 million Section 162(m) of the Internal Revenue Code of 1986, as amended compensation limitation. The valuation allowance recorded as of December 31, 2024 was $101.0 million, which had increased from the prior year by $0.2 million due to current year activity.
A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$101,078	$89,623
Compensation costs	3,368	4,148
Depreciation and amortization	12,031	3,271
Other	2,711	3,963
Total deferred tax assets	119,188	101,005
Deferred tax asset valuation allowance	(119,076)	(100,994)
Total deferred tax assets, net	112	11
Deferred tax liabilities:
Operating lease right-of-use assets	(112)	(11)
Total deferred tax liabilities	(112)	(11)
Deferred taxes, net	$—	$—
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
As of December 31, 2025, the Company has gross federal and state net operating loss (“NOL”) carryforwards of $434.0 million and $313.8 million and related net deferred tax assets of $91.1 million and $13.9 million, respectively.
The Company filed for an employee retention credit (“ERC”) with the Internal Revenue Service (“IRS”) during the fourth quarter of 2023. See “Note 3–Summary of Significant Accounting Policies” for a discussion of employee retention credits. Of the $10.7 million ERC received during 2025, $5.6 million reduced the federal NOL recorded. The remaining $5.1 million was recognized in taxable income during 2025 consistent with the IRS guidance released March 20, 2025. The previously recorded reduction to the federal NOL was $8.5 million as of 2024 and a 2025 true up of approximately $2.8 million increased the federal NOL to net to the $5.6 million federal NOL reduction noted above.
The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal year 2018 will expire during fiscal years 2033 to 2037 and non-conforming state NOLs will expire during fiscal years 2026 to 2045. Federal NOLs generated subsequent to fiscal 2017 currently have no expiration due to changes to tax laws enacted with the Tax Cuts and Jobs Act of 2017 ("TCJA"). Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.
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
A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2025 and 2024 is presented below (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance, January 1	$3,602	$3,193
Gross increases – tax positions in prior period	415	409
Ending balance, December 31	$4,017	$3,602
As of December 31, 2025, the Company has unrecognized tax benefits of $4.0 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2025 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2025, the Company is generally no longer subject to U.S. federal tax examinations for tax years prior to 2022 and state tax examinations for tax years prior to 2021 with limited exceptions for net operating losses from 2013 forward.

13. Commitments and Contingencies
As of December 31, 2025, we had contractual commitments of $6.9 million related to future renovations and technology enhancements to our communities.
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
As of December 31, 2025, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of these consolidated financial statements, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.
The Company has accrued a total of $6.5 million as of December 31, 2025 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the consolidated balance sheets. In addition, insurance receivables for these claims have been recorded totaling $5.2 million as of December 31, 2025, which is included in accounts receivable on the consolidated balance sheets.
14. Related Party Transactions
Conversant
As of December 31, 2025, Conversant and its affiliates have a controlling interest in the Company.

During the year ended December 31, 2025, the Company entered into certain agreements with Conversant Investors in connection with the CHP Merger. See “Note 2–CHP Merger.”
During the year ended December 31, 2024, the Conversant Investors purchased an additional 5,007,895 shares of common stock of the Company for $80.0 million. See “Note 10–Securities Financing.”
See “Note 20–Subsequent Events.”
Stone Joint Venture
As of December 31, 2025, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. Sonida operates the four communities for a management fee based on gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions. The management fees and reporting fees were $1.5 million and $0.8 million, respectively, for the years ended December 31, 2025 and 2024.
In September 2024, the Stone JV entered into a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% backed by the four communities owned by the Stone JV. As of December 31, 2025, the outstanding balance of the Stone JV loan was $35.0 million and the Company guarantees the loan.
During the years ended December 31, 2025 and December 31, 2024, the Company received a distribution of $0.8 million and $10.6 million, respectively as a return of the Company’s investment in the Stone JV due to financing of the communities. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”

Palatine Joint Ventures
As of December 31, 2025, the Company manages the four communities owned by subsidiaries of the Palatine JVs under a management agreement and also provides reporting services for the two joint ventures. The Company manages the four Palatine JV communities in exchange for a management fee calculated as a percentage of gross revenue and an additional incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions. The management fees and reporting fees were $0.9 million and $0.4 million, respectively, for the years ended December 31, 2025 and 2024, which have been eliminated in consolidation. See “Note 4–Investments, Acquisitions and Assets Held for Sale.” See “Note 20–Subsequent Events.”

15. Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans that utilize floating interest rates. As of December 31, 2025 and 2024, we had interest rate cap agreements with an aggregate notional value of $194.2 million and $185.1 million, respectively. The fair value of these derivative assets as of December 31, 2025 and 2024 was $0.1 million and $1.5 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. See “Note 16–Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt, excluding deferred loan costs	693,119	661,756	655,156	621,597
Liabilities held for sale [1]	13,021	12,643	—	—

__________
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
As of December 31, 2025, we had a fixed rate mortgage note with a carrying value of $13.0 million associated with a property held for sale. The fair value of the mortgage, which is classified as liabilities held for sale, is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. As of December 31, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows (in thousands). There were no such amounts as of December 31, 2024.

	December 31, 2025
	Carrying Amount	Fair Value
Assets
Assets held for sale	$9,453	$9,453

    During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $12.5 million to “Property and equipment, net.” The Fair Value of the impaired assets were $19.1 million as of December 31, 2025. See "Note 5-Impairment of Long-Lived Assets." There were no impairments on long-lived assets during the year ended December 31, 2024.
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
Property and Equipment, Net: During the year ended December 31, 2025, the Company evaluated property and equipment, net for impairment. The Company recorded non-cash impairment charges of $12.5 million to "Property and equipment, net" which related to four owned communities. The fair value of the property and equipment, net was primarily determined based on market analysis, industry trends, and recent comparable sales transactions. See "Note 5-Impairment of Long-Lived Assets."
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
16. Derivatives and Hedging
The Company uses derivatives as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in interest rates. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate derivative instruments are not designated as hedges under ASC 815-20, Derivatives - Hedging. All changes in the fair value of the instruments are included as a component of interest expense in the consolidated statements of operations and "loss on derivative instruments, net" on the consolidated statements of cash flows.

In connection with a loan related to the Company's acquisition of a community located in Macedonia, Ohio in May 2024, the Company entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with the mortgage. The total cost of the IRC was $0.2 million and has an aggregate notional amount of $9.4 million. The IRC has a 24-month term and caps SOFR at 6.00%.

On March 1, 2022, the Company entered into an interest rate cap agreement for an aggregate notional amount of $50.3 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable. The interest rate cap agreement had a 24-month term and capped the interest rate at 4.00% from March 1, 2022 through March 1, 2024 with respect to the portion of our floating rate indebtedness. During April 2024, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $1.1 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable to Fannie Mae. The interest rate cap has 24-month term and effectively caps SOFR at 4.00%. The April 2024, interest rate cap replaced the interest rate cap that expired in March 2024.

On February 2, 2024, as part of the Ally Term Loan expansion, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $24.8 million at a cost of $0.6 million for a 2.25% interest rate cap expiring on December 1, 2024. On December 1, 2024, the Company entered into a SOFR-based interest rate cap transaction for an aggregate notional amount of $113 million at a cost of $1.4 million to replace the previous IRC that expired on December 1,

2024. The interest rate cap agreement had a 12-month term and effectively capped the interest rate at 3.00% with respect to the portion of our floating rate indebtedness. On August 27, 2025, as part of the 2025 Ally Term Loan, the Company terminated its existing IRC with Ally and entered into a new SOFR-based IRC transaction for an aggregate notional amount of $122 million at a cost of $0.1 million. The interest rate cap agreement has a 36-month term and effectively caps the interest rate at 5.50% with respect to the portion of our floating rate indebtedness.
In July 2024, one of the affiliates in the Palatine JV's entered into a SOFR-based IRC at 4.75% to reduce exposure to the variable interest rate fluctuations associated with two of its mortgages at a cost of $0.1 million. The IRC expires in July 2026 and was for an aggregate notional amount of $13.6 million.
The following table presents the fair values of derivative assets and liabilities in the consolidated balance sheets (in thousands):

	December 31, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value [1]	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	194,190	72	—	$—
Total derivatives	$194,190	$72	$—	$—
1 Of this amount, $8 thousand is presented on the balance sheet as Current assets - derivative assets and $64 thousand is Other assets, net.

	December 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value [1]	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	185,145	1,465	—	$—
Total derivatives	$185,145	$1,465	$—	$—
1 Of this amount, $1.4 million is presented on the balance sheet as Current assets - derivative assets and $0.1 million is Other assets, net.

The following table presents the effect of the derivative instrument on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2025	2024
Derivatives not designated as hedges
Interest rate caps
Loss on derivatives not designated as hedges included in interest expense	(1,069)	(3,950)

17. Allowance for Credit Losses
The components of the allowance for credit losses are as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$7,852	$5,256
Provision for credit losses, net of recoveries	3,329	2,596
Write-offs	(8,598)	—
Balance at end of year	$2,583	$7,852

Accounts receivable are reported net of an allowance for credit losses to represent the Company’s estimate of inherent losses at the balance sheet date.

18. Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. Such plan provides that the participants may defer eligible compensation subject to certain Internal Revenue Code maximum amounts. The Company makes discretionary matching contributions. For the 2024 and 2025 Plan Years the Company made a contribution in amounts equal to 100.0% of the employee's contribution to such plan, for contributions up to a maximum of 1.0% of eligible compensation deferred into the Plan. For the years ended December 31, 2025 and 2024, the Company's expense for such plan was $0.2 million and $0.4 million, respectively.

19. Segment Information
Each of our owned communities are identified as individual operating segments and we combine them into a single reportable segment for reporting purposes under ASC 280. We measure the segment based on resident revenue less community operating expense, (adjusted for various non-recurring non-operating community expenses), which we define as community net operating income (“NOI”), as well as some key performance indicators such as weighted average occupancy and a measurement of average rent per available unit. All other operating segments represent the managed communities, which consist of management fees and the related managed community reimbursement revenues and expenses.
Our Chief Executive Officer, is our chief operating decision maker (“CODM”), who organizes our company, manages resource allocations and measures performance among our one reportable segment. The CODM uses community NOI by property to allocate operating and capital resources and assesses performance of the segment by comparing actual NOI results to historical results and previously forecasted financial information. Our CODM manages our business by reviewing annual forecasts and segment results on a monthly basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The total investment in equity method investments and capital expenditures are presented on the consolidated financial statements.
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Years ended December 31,
	2025	2024
Resident revenue	331,957	267,849
Community operating expense:
Labor	160,925	126,730
Food	15,477	13,807
Utilities	15,558	12,701
Other community operating expense (1)	56,512	45,943
Total community operating expense	248,472	199,181
Community net operating income	$83,485	$68,668
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenues to consolidated total revenues for 2025 and 2024 is as follows (in thousands):

	Years ended December 31,
	2025	2024
Segment resident revenue	331,957	267,849
All other revenue:
Management fees	4,431	3,381
Managed community reimbursement revenue	44,753	33,096
Total revenues	$381,141	$304,326

A reconciliation of segment net operating income to the Company’s consolidated statements of operations for 2025 and 2024 is as follows (in thousands):

	Years ended December 31,
	2025	2024
Segment net operating income	$83,485	$68,668
Management fees	4,431	3,381
Other operating expenses	(4,749)	(2,834)
General and administrative expense	(39,851)	(34,123)
Transaction, transition and restructuring costs	(16,231)	(5,874)
Depreciation and amortization expense	(56,768)	(44,051)
Long-lived asset impairment	(12,525)	—
Interest income	2,103	1,681
Interest expense	(38,635)	(36,990)
Gain on extinguishment of debt, net	—	48,536
Loss from equity method investment	(1,370)	(895)
Other expense, net	7,948	(540)
Provision for income taxes	(330)	(239)
Net Loss	$(72,492)	$(3,280)

20. Subsequent Events

CHP Merger
On March 11, 2026, the Company completed the CHP Merger. See note “Note 2–CHP Merger”.
Mortgage Loan Amendments
On January 2, 2026 the Company entered into the second amendment on a mortgage loan for one of its communities. The amendment extended the loan maturity date to June 30, 2026 and adjusted the payment terms of the loan until maturity. As December 31, 2025, the mortgage loan for this community was $13.0 million. The loan is associated with the liabilities held for sale on the Company's Consolidated Balance Sheets. See note “Note 4–Investments, Acquisitions and Assets Held for Sale”.
On February 23, 2026, the Company amended two Palatine JV mortgages with a total principal balance of $13.5 million which extended the maturity dates to April 1, 2027.
Membership Interest Purchase Agreement
On March 4, 2026 the Company entered into a membership interest purchase agreement with its minority partner PAL SL Decatur RS JV, LLC, to purchase their 49% membership interest for $2.1 million. The community has a $1.8 million outstanding mortgage that will be paid off at closing. The community will be a wholly-owned subsidiary of the Company after closing.

Conversion of Series A Preferred Stock and Warrant Extension
On March 11, 2026, the Company entered into an agreement with the Conversant Preferred Investors in order to induce the immediate full conversion of the Series A Preferred Stock. Pursuant to the agreement, the conversion price of the Series A Preferred Stock was decreased from $40.00 per share of common stock to $32.00 per share of common stock, the expiration date of all of the outstanding warrants issued on November 3, 2021 was extended from November 3, 2026 to November 3, 2027, and the Company made a onetime payment to the Conversant Preferred Investors totaling $4.7 million in the aggregate. In addition, the Company paid the Conversant Preferred Investors $1.1 million, in the aggregate, for accrued but unpaid dividends through March 11, 2026. On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock.