Form 10-Q
period 2026-03-31
SONIDA SENIOR LIVING, INC.
filed 2026-05-11
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 7, 2026, the Registrant had 47,346,257 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended March 31, 2026

Cautionary Note Regarding Forward-Looking Statements
Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, the Company’s preliminary purchase price and purchase price accounting for the CHP Merger (as defined below), financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.
Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item. 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and also include the following:
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
•the Company’s ability to extend or refinance its existing debt as such debt matures, in particular the Company’s ability to refinance its Bridge Facility (as defined below) on the terms and within the timeline expected, or at all;
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
•litigation relating to the merger completed on March 11, 2026 with CNL Healthcare Properties, Inc., (the “CHP Merger”) that has been or could be instituted against CNL Healthcare Properties, Inc., (“CHP”) , the Company and our respective directors;
•our ability to integrate our business with CHP successfully, and to achieve the anticipated benefits;
•the possibility that companies that the Company has acquired (including CHP) or may acquire could have undiscovered liabilities, or that companies or assets that the Company has acquired (including CHP) or may acquire could involve other unexpected costs or may strain the Company’s management capabilities;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$84,284	$11,008
Restricted cash	15,940	19,264
Accounts receivable, net of allowance for credit losses of $5.1 million and $2.6 million, respectively	26,002	18,611
Prepaid expenses and other assets	10,824	6,373
Assets held for sale	9,459	9,453
Derivative assets	182	8
Deferred issuance costs	—	13,163
Total current assets	146,691	77,880
Property and equipment, net	2,201,292	736,188
Investment in unconsolidated entity	8,581	8,789
Intangible assets, net	197,555	19,743
Goodwill	63,950	—
Other assets, net	9,152	2,245
Total assets (a)	$2,627,221	$844,845
Liabilities:
Current liabilities
Accounts payable	$18,177	$4,705
Accrued expenses	66,423	71,663
Current portion of debt, net of deferred loan costs	218,673	7,291
Deferred income	13,104	7,275
Federal and state income taxes payable	1,232	292
Liabilities held for sale	13,619	13,529
Other current liabilities	2,435	379
Total current liabilities	333,663	105,134
Long-term debt, net of deferred loan costs	1,403,684	682,450
Other long-term liabilities	856	1,006
Total liabilities (a)	1,738,203	788,590
Commitments and contingencies (Note 13)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; none authorized, none issued and outstanding as of March 31, 2026 and 41 shares authorized, 41 shares issued and outstanding as of December 31, 2025	—	51,249
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of March 31, 2026 and December 31, 2025; none issued or outstanding, except Series A convertible preferred stock as noted above as of December 31, 2025	—	—
Common stock, $0.01 par value:
Authorized shares - 100,000 as of March 31, 2026 and 30,000 as of December 31, 2025; 47,359 and 18,770 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	474	188
Additional paid-in capital	1,416,615	490,804
Retained deficit	(532,231)	(491,003)
Total Sonida shareholders’ equity (deficit)	884,858	(11)
Noncontrolling interest:	4,160	5,017
Total equity	889,018	5,006
Total liabilities, redeemable preferred stock and equity	$2,627,221	$844,845
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $1.4 million and $1.8 million of Cash and cash equivalents; $2.1 million and $2.0 million of Restricted cash; $0.3 million and $0.4 million of Accounts receivable, net; and $29.3 million and $28.8 million of Property and equipment, net; $2.3 million and $2.8 million of Intangible assets, net; $1.1 million and $1.0 million of Accounts payable; $0.7 million and $0.7 million of Accrued expenses; $0.3 million and $0.3 million of Deferred income; $19.9 million and $21.5 million of Debt, net of deferred loan costs; and $0.1 million and $0.1 million of Other long-term liabilities, in each case, as of March 31, 2026 and December 31, 2025, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Resident revenue	$108,427	$79,255
Rental income	1,695	—
Management fee income	1,145	1,061
Managed community reimbursement revenue	11,365	11,607
Total revenues	122,632	91,923
Expenses:
Operating expense	82,676	60,414
General and administrative expense	10,463	8,472
Transaction, transition and restructuring costs	26,094	610
Depreciation and amortization expense	19,960	13,686
Managed community reimbursement expense	11,365	11,607
Third-party property management fees	1,048	—
Total expenses	151,606	94,789
Other income (expense):
Interest income	219	242
Interest expense	(12,833)	(9,446)
Loss from equity method investment	(208)	(330)
Other income (expense), net	554	(550)
Loss before provision for income taxes	(41,242)	(12,950)
Provision for income taxes	(208)	(75)
Net loss	(41,450)	(13,025)
Less: Net loss attributable to noncontrolling interests	222	496
Net loss attributable to Sonida shareholders	(41,228)	(12,529)

Dividends on Series A convertible preferred stock	(1,093)	(1,409)
Deemed dividend on induced conversion of Series A convertible preferred stock	(19,069)	—
Net loss attributable to common shareholders	$(61,390)	$(13,938)

Weighted average common shares outstanding — basic	25,694	18,047
Weighted average common shares outstanding — diluted	25,694	18,047

Basic net loss per common share	$(2.39)	$(0.77)
Diluted net loss per common share	$(2.39)	$(0.77)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	$189	$491,334	$(432,753)	$5,947	$64,717

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2025	18,770	$188	$490,804	$(491,003)	$5,017	$5,006
Issuance of common stock, net	27,016	270	880,329	—	—	880,599
Series A convertible preferred stock dividends	—	—	(1,093)	—	—	(1,093)
Series A convertible preferred stock induced conversion consideration	—	—	(4,698)	—	—	(4,698)
Series A convertible preferred stock deemed dividend on induced conversion	—	—	(19,069)	—	—	(19,069)
Issuance of common stock, net for induced conversion of Series A convertible preferred stock	1,602	16	66,297	—	—	66,313
Modification of warrants	—	—	3,577	—	—	3,577
Purchase of noncontrolling interest	—	—	(1,433)	—	(635)	(2,068)
Stock-based plan activity	(29)	—	(495)	—	—	(495)
Non-cash stock-based compensation	—	—	2,396	—	—	2,396
Net loss	—	—	—	(41,228)	(222)	(41,450)
Balance as of March 31, 2026	47,359	$474	$1,416,615	$(532,231)	$4,160	$889,018
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,450)	$(13,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,960	13,686
Amortization of deferred loan costs	765	421
Loss on derivative instruments, net	(393)	490
Loss from equity method investment	208	330
Provision for credit losses	1,041	695
Non-cash stock-based compensation expense	2,396	973
Other non-cash items	114	179
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(2,535)	1,807
Prepaid expenses	1,686	805
Other assets, net	(421)	(62)
Accounts payable and accrued expenses	(1,865)	(3,476)
Federal and state income taxes payable	202	69
Deferred income	(15,666)	1,043
Customer deposits	69	(112)
Net cash provided by (used in) operating activities	(35,889)	3,823
Cash flows from investing activities:
Acquisition of new businesses, net of cash acquired	(913,002)	—
Return of investment in unconsolidated entity	—	392
Acquisition of noncontrolling interest	(3,577)	—
Capital expenditures	(6,756)	(8,337)
Net cash used in investing activities	(923,335)	(7,945)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	108,780	—
Proceeds from issuance of debt	1,102,500	—
Repayments of debt	(159,013)	(918)
Distributions to noncontrolling investors in joint ventures	—	(132)
Purchase of derivative assets	(1,202)	—
Series A convertible preferred induced conversion consideration and closing costs	(5,125)	—
Dividends paid on Series A convertible preferred stock	(1,093)	(1,409)
Deferred loan costs paid	(15,175)	(38)
Other financing costs	(496)	(51)
Net cash provided by (used in) financing activities	1,029,176	(2,548)
Increase (decrease) in cash and cash equivalents and restricted cash	69,952	(6,670)
Cash, cash equivalents, and restricted cash at beginning of period	30,272	39,087
Cash, cash equivalents, and restricted cash at end of period	$100,224	$32,417
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,198	$8,806
Income taxes paid, net	$6	$7
Non-cash investing and financing activities:
Non-cash common stock issued for acquisition of new business	$771,819	$—
Non-cash issuance of common stock for induced conversion of Series A convertible preferred stock	$47,656	$—
Non-cash modification of warrants	$3,577	$—
Non-cash additions of property and equipment	$975	$1,412
Non-cash right-of-use assets	$—	$643
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is a leading owner, operator and investor in independent living, assisted living and memory care communities and services for senior adults in the United States. The Company owns, operates, manages and invests in senior housing communities throughout the United States. As of March 31, 2026, the Company owns, manages or is invested in 165 senior housing communities with over 16,400 total units1 across 35 states, including 153 owned senior housing communities (inclusive of 54 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company manages on behalf of a third-party. On March 11, 2026, the Company completed its previously announced merger with CNL Healthcare Properties, Inc. (“CHP”). See “Note 2–CHP Merger.”
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
The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of March 31, 2026, the Company has a joint venture, Stone JV LLC (“Stone JV”), which is treated as an unconsolidated entity. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
As of March 31, 2026, the Company was a 51% owner in one joint venture (the “Palatine JV”) with affiliates of Palatine Capital Partners (“Palatine”). The Company has evaluated its investment in the Palatine JV under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JV into its consolidated financial statements for the periods ended March 31, 2026 and December 31, 2025. Prior to March 31, 2026, the Company was a 51% owner in two joint ventures with Palatine. See “Note 4–Property and Investments, Acquisitions and Assets Held for Sale.”
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

March 31, 2026 and December 31, 2025, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2026 and 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for uncollectible accounts receivable; impairment of long-lived assets and intangible assets, including applicable cash flow projections, holding periods and fair value evaluations; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions and business combinations, fair values of our equity method investments; and depreciation and amortization, including determination of estimated useful lives. Actual results could differ from those estimates.
2. CHP Merger
Strategic Merger with CNL Healthcare Properties, Inc.
On March 11, 2026, pursuant to a definitive agreement and plan of merger dated November 4, 2025 (the “Merger Agreement”), by and among the Company, SSL Sparti LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Holdco”), SSL Sparti Property Holdings Inc., a Maryland corporation and a wholly owned subsidiary of Holdco (f/k/a Sparti Merger Sub, Inc., “SNDA Merger Sub”), CNL Healthcare Properties, Inc., a Maryland corporation (“CHP”), and CHP Merger Corp., a Maryland corporation and a wholly owned subsidiary of CHP (“CHP Merger Sub”), the Company completed the acquisition of CHP through a series of steps ending with a forward merger of CHP with and into SNDA Merger Sub, with SNDA Merger Sub surviving the merger (the “CHP Merger”). As a result of the CHP Merger, the Company acquired 100% of the outstanding shares of CHP. The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Merger Transactions”.
Pursuant to the Merger Agreement, each share of common stock of CHP, par value $0.01, was cancelled and converted into the right to receive (i) $2.32 in cash and 0.1318 shares of common stock of the Company, par value $0.01 (“Sonida Common Stock”), which was determined by dividing (a) $4.58 by (b) the volume weighted average trading price (“VWAP”), of Sonida Common Stock during a measurement period prior to the closing date, subject to a collar of 15% below the transaction reference price for the Sonida Common Stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price. Since the VWAP during the measurement period was $35.93, the 0.1318 exchange ratio was calculated by dividing $4.58 by $34.76, being the high end of the asymmetrical collar.
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
Financing of the Merger Transactions
On December 29, 2025, the Company amended and restated its revolving credit facility (as further amended on March 5, 2026, the “A&R Credit Agreement”) to, among other things, provide for permanent debt financing (“Permanent Financing”) to fund a portion of the cash consideration necessary for the CHP Merger, which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between Secured Overnight Financing Rate (“SOFR”) plus 1.35% margin and SOFR plus 2.00% margin, increased the number of participating lenders under the credit facility, and effected certain other changes (the “Revolving Credit Facility”). In addition, under the A&R Credit Agreement, the Company incurred $525.0 million in new term loans in two equal tranches (the “Term Loan Facility”). The Term Loan Facility is comprised of a three-year tranche that matures on March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin. The A&R Credit Agreement has a $320.0 million accordion feature to provide for future liquidity needs of the Company. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a SOFR-based interest rate cap of 4.50%.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”). The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and

SOFR plus 2.00% margin. The Permanent Financing and the Bridge Facility are subject to customary guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270.0 million, a 12-month term and a SOFR-based interest rate cap of 4.25%. See “Note 8–Debt” and “Note 18–Subsequent Events.”
On March 30, 2026, the Company incurred an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, incurred an additional $25.0 million on the Revolving Credit Facility in order to repay $50.0 million of loans outstanding under the Bridge Facility. As a result of the transaction as of March 31, 2026, the Term Loan Facility increased to $550.0 million in two equal tranches, the Revolving Credit Facility increased to $430.0 million, and the Bridge Facility decreased to $220.0 million. The transaction did not impact the leverage-based pricing matrix or maturity on the three facilities.
In connection with the Merger Transactions, the Company has incurred $25.6 million of transaction costs which are included in Transaction, transition and restructuring costs on the condensed consolidated statements of operations for the three months ended March 31, 2026.
Equity Financing
On November 4, 2025, the Company entered into (i) an investment agreement (the “Conversant Investment Agreement”) with certain affiliates of Conversant Capital LLC (the “Conversant Investors”), pursuant to which the Conversant Investors agreed to fund an aggregate amount of $100.0 million in exchange for the issuance of 3,739,716 shares of Sonida Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act at $26.74 per share, immediately prior to the CHP Merger, and (ii) an investment agreement (the “Silk Investment Agreement” and, together with the Conversant Investment Agreement, collectively, the “Investment Agreements”) with Silk (the Conversant Investors and Silk, together, the “Equity Investors”) pursuant to which Silk agreed to fund an aggregate amount of $10.0 million in exchange for the issuance of 373,972 shares of Sonida Common Stock in a private placement at $26.74 per share on substantially the same terms as in the Conversant Investment Agreement (collectively, the “Equity Financing”). On March 11, 2026, the Company issued 4,113,688 shares of Sonida Common Stock to the Equity Investors. Sonida used the proceeds from the Equity Financing pursuant to the Investment Agreements to fund a portion of the cash consideration required for the consummation of the transactions under the Merger Agreement. Under the Investment Agreements, Sonida provided to the Equity Investors representations and warranties substantially similar to those under the Merger Agreement, and the Equity Investors provided to Sonida customary representations and warranties for a private financing of this type. The Equity Investors and Sonida are subject to compliance with customary covenants under the Investment Agreements, subject to the Equity Investors’ consent (not to be unreasonably withheld, conditioned or delayed). The parties have provided mutual indemnities for breach of certain representation and warranties and post-closing covenants capped at the applicable purchase price paid by each of the Equity Investors. Under the Investment Agreements, Sonida was responsible for the Equity Investors’ reasonable and documented legal and other out-of-pocket expenses in connection with the Equity Financing which totaled $1.2 million.
In connection with the closing of the Equity Financing, (i) Conversant and certain other entities affiliated with Conversant that are current Company shareholders, Silk and the Company entered into an amended and restated investor rights agreement, and (ii) the Conversant Parties, Silk, PF Investors, LLC and the Company entered into an amended and restated registration rights agreement.
Preliminary Purchase Price
The consideration for the CHP Merger, which was transferred on March 11, 2026, the closing date of the CHP Merger (“Closing Date”), is as follows (in thousands, except per share data):

March 11, 2026
Quantity of outstanding CHP common stock	173,942
Fixed cash consideration per share	$2.32
Aggregate Cash Consideration	$403,545
Cash in lieu of fractional shares	824
Total Cash Consideration	$404,369

Exchange ratio	0.1318
Aggregate Stock Consideration	22,903
SNDA closing stock price	$33.70
Aggregate Stock Consideration (at fair value)	$771,819

CHP debt settlement payment (inclusive of accrued interest)	565,923
Upfront payments pursuant to the advisor assets purchase	6,076
Advisor disposition fee	14,338
Settlement of CHP transaction costs	116
Total preliminary purchase price	$1,762,641

Preliminary Purchase Price Allocation
For the Company’s real estate acquisitions that are accounted for as business combinations, such as the CHP Merger, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The preliminary estimated fair values of the assets acquired and liabilities assumed were based on information that was available as of March 11, 2026, the Closing Date. The fair values were determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.

The following table provides a summary of the preliminary purchase price allocation by major categories of assets acquired and liabilities assumed based on their respective estimated fair values as of March 11, 2026 (in thousands):

March 11, 2026
Total preliminary purchase price	$1,762,641
Assets:
Cash and cash equivalents	$77,820
Accounts receivable	5,897
Prepaid expenses and other	6,137
Property and equipment	1,472,066
Intangible assets	183,813
Other assets	306
Total assets acquired	$1,746,039
Liabilities:
Accounts payable	$8,346
Accrued expenses	14,788
Deferred income	21,502
Federal and state income taxes payable	738
Other current liabilities	1,974
Total liabilities assumed	$47,348
Estimated preliminary fair value of net assets acquired	$1,698,691
Goodwill	$63,950
As of March 31, 2026, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, intangible assets and liabilities, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the condensed consolidated financial statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
All of the goodwill totaling approximately $64.0 million has been allocated to the Company’s single reportable segment. The recognized goodwill is attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from senior living property management and community and vendor relationships following the closing of the CHP Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-Related Costs
During the three months ended March 31, 2026, the Company incurred approximately $25.6 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, and transition service arrangement costs. These merger-related costs are included in Transaction, transition and restructuring costs on the condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
The condensed consolidated statements of operations for the three months ended March 31, 2026 include $22.9 million of revenues and $2.2 million of net loss associated with the results of operations of legacy CHP from March 11, 2026 to March 31, 2026.
The following unaudited pro forma information presents a summary of the results of operations for the combined Company, as if the CHP Merger had been consummated on January 1, 2025 (in thousands). The following unaudited pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma financial information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended March 31,
	2026	2025
Total revenues	$202,619	$187,569
Net loss	$(56,191)	$(102,104)
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the CHP Merger had been completed on January 1, 2025, including transaction costs and other merger-related costs of $24.9 million which were excluded from the unaudited pro forma financial information for the three months ended March 31, 2026, but included for the three months ended March 31, 2025. The three months ended March 31, 2025 also includes $14.5 million of transaction costs that were recognized during the year ended December 31, 2025.

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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$84,284	$11,008
Restricted cash:
Property tax and insurance reserves	4,992	6,606
Lender reserves	2,797	3,780
Capital expenditures reserves	4,627	5,354
Deposits pursuant to outstanding letters of credit	3,524	3,524
Total restricted cash	15,940	19,264
Total cash, cash equivalents, and restricted cash	$100,224	$30,272
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. The Company recognized a non-cash impairment charge of $12.5 million to its “Property and equipment, net” during the year ended December 31, 2025, which related to four owned communities, one of which is a community held for sale. See “Note 4–Investments, Acquisitions and Assets Held for Sale.” There were no impairments on long-lived assets during the three months ended March 31, 2026 and 2025.
In evaluating our long-lived assets for impairment, we undergo continuous evaluations of property-level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price, and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses. See “Note 5–Property and Equipment, net.”
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
Disposal groups are measured at the lower of their carrying amount or estimated fair value less costs to sell, and depreciation and amortization cease. The Company reassesses assets classified as held for sale each reporting period to ensure they continue to meet the held-for-sale criteria and are recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Fair values are typically estimated using market analysis, industry trends, and recent comparable sales. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition including replacement costs and market data, as well as Level 3 inputs including estimates of appropriate discount rates and capitalization rate once we have determined the fair value of each of these assets and liabilities. Relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are more than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Above-market and below-market in-place leases are amortized to resident revenue on a straight-line basis over their estimated remaining lease terms, and are included in other long-term liabilities on the accompanying consolidated balance sheets. Additionally, acquired in-place lease intangibles represent market estimates to lease up the property based on leases in place at the time of acquisitions. These in-place lease intangibles are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the accompanying condensed consolidated balance sheets.
For the Company’s real estate acquisitions that are accounted for as business combinations, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired and liabilities assumed at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill for impairment at least annually.
The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.
The determination of fair value(s) requires the Company to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill is tested annually for impairment and more frequently if events and circumstances that indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount including goodwill exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. The Company has not had any goodwill impairments.
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

The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred income. Community fees are recognized evenly over the term of the residency agreements, which are generally 12 months. The Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling $13.1 million and $7.3 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, $6.7 million of deferred revenue has been recognized from the year ended December 31, 2025. During the three months ended March 31, 2025, $4.9 million of deferred revenue was recognized from the year ended December 31, 2024.
Revenues from Medicaid programs accounted for 6.6% and 8.4% of the Company’s revenue for the three months ended March 31, 2026 and 2025, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report.
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
The Company has management agreements whereby it manages certain communities on behalf of third-party owners and certain community investments under contracts that provide for periodic management fee payments to the Company. The Company has determined that all community management activities are a single performance obligation, which is satisfied over time as the services are rendered. Such revenue is included in “management fee income” on the Company’s condensed consolidated statements of operations. The Company is also reimbursed by the owners of the communities for costs incurred. Such revenue is included in “managed community reimbursement revenue” on the Company’s condensed consolidated statements of operations. The related costs are included in “managed community reimbursement expense” on the Company’s condensed consolidated statements of operations. See “Note 10–Revenue.”
Rental Income
Rental income and related revenues for operating leases are recognized based on the assessment of collectability of lease payments. When collectability is probable at commencement of the lease, lease income is recognized on an accrual basis and includes rental income that is recorded on the straight-line basis over the term of the lease. Collectability is reassessed during the lease term. When collectability of lease payments is no longer probable, lease income is recorded on a cash basis and limited to the amount of lease payments collected. In addition, lease related costs (the deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and other lease related intangibles) are written-off when the Company determines that these assets are no longer realizable.
Resident and other revenue is recorded on an accrual basis and includes rental income that is recorded on the straight-line basis over the terms of the leases. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying condensed consolidated balance sheets. Resident and other revenue also includes amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases. Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.
Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time such amounts are earned and are included in resident and other revenue in the accompanying consolidated statements of operations. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.
Operating Leases
As of March 31, 2026, the Company owned 15 senior housing properties that were leased to third-party tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.

Under the terms of the triple-net lease agreements, each tenant is required to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.
As of March 31, 2026, the Company’s triple-net operating leases had a weighted average remaining lease term of 4.8 years based on annualized base rents expiring between 2030 and 2032. The Company’s tenants hold options to extend the lease terms at certain properties for five-year periods, which are generally subject to terms and conditions similar to those provided under the initial lease term, including rent increases. The reported lease term is determined based on the non-cancellable periods of the Company’s leases unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the remainder of 2026, each of the next four years and thereafter as of March 31, 2026 (in thousands):

2026	$21,105
2027	28,598
2028	29,171
2029	29,756
2030	18,667
Thereafter	12,837
Total future minimum lease payments	$140,134

Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Resident accounts receivable are reported net of an allowance for credit losses of $5.1 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively, and represent the Company’s estimate of the amount that will ultimately be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (30), Ohio (17), and Indiana (13) which represented approximately 22%, 14%, and 10%, respectively, of our resident revenues for the three months ended March 31, 2026.
We had a concentration of owned properties operating in Texas (19), Ohio (12), and Indiana (12), which represented approximately 22%, 18%, and 13%, respectively, of our resident revenues for the three months ended March 31, 2025.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2026 and 2025 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were affected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the year ended December 31, 2025, the Department of Treasury notified the Company of ERCs awarded under the CARES Act. The Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized gross ERC received of $0.6 million as other income on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2026.
Redeemable Preferred Stock
The Company had Series A Convertible Preferred Stock (“Series A Preferred Stock”) outstanding through March 11, 2026. The Company’s Series A Preferred Stock was convertible outside of its control and was classified as mezzanine equity. The Series A Preferred Stock was initially recorded at fair value upon issuance, net of issuance costs and discounts. When the Series A Preferred Stock was outstanding, the holders of our Series A Preferred Stock were affiliates of Conversant Capital LLC, (together, the “Conversant Preferred Investors”) and were entitled to vote with the holders of common stock on all matters submitted to a vote of shareholders of the Company. As such, the Conversant Preferred Investors, in combination with the common stock owned by them and their affiliates as of December 31, 2025, had voting rights in excess of 50% of the Company’s total voting stock. It was deemed probable that the Series A Preferred Stock could be redeemed for cash by the Conversant Preferred Investors, and as such, the Series A Preferred Stock was required to be remeasured and adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Preferred Stock did not exceed the fair value of the shares at the date of issuance, the shares were not adjusted below the fair value at the date of issuance. As of December 31, 2025, the Series A Preferred Stock was carried at the maximum redemption value. The Series A Preferred Stock did not have a maturity date and, therefore, was considered perpetual.
Dividends on redeemable Series A Preferred Stock were recorded to retained earnings or additional paid-in capital if retained earnings was an accumulated deficit. Dividends were cumulative, and any declaration of dividends was at the discretion of the Company’s Board of Directors (the “Board”). If the Board did not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend was added to the liquidation preference of the Series A Preferred Stock and compounded quarterly thereafter.

On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock. See “Note 9–Securities Financing.”

Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of March 31, 2026 and December 31, 2025, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 16–Derivatives and Hedging.”
Net Income (Loss) Per Common Share
The Company uses the two-class method to compute net income per common share because, until March 11, 2026, the Company had issued securities (Series A Preferred Stock) that entitled the holders to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned during the period. The remaining earnings (undistributed earnings) are allocated based on the weighted-average shares outstanding of common stock and participating securities, including Series A Preferred Stock (on an if-converted basis) to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities, including Series A Preferred Stock, have no obligation to fund losses.
Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common shareholders, the potential dilutive effects of stock options, stock-based compensation awards, and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding Series A Preferred Stock under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding Series A Preferred Stock converts into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. See “Note 11–Net Income (Loss) Per Share.”
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. This ASU will likely result in the required additional disclosures where applicable being included in our consolidated financial statements once adopted. We continue to evaluate the effect that adoption of ASU 2024-03 will have on our disclosures.
Recently Adopted Accounting Pronouncements
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We adopted ASU 2025-03 on January 1, 2026. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

4. Investments, Acquisitions and Assets Held for Sale
Investment in Consolidated VIE
The Company has a joint venture with affiliates of Palatine Capital Partners (“Palatine”). Prior to March 31, 2026, it included four communities owned by subsidiaries of Palatine under two joint ventures.
On March 31, 2026, the Company purchased the noncontrolling interest from Palatine of one of its joint ventures for a purchase price of $2.1 million and assumed the mortgage of $1.7 million on the property.
The Company is a 51% owner in the remaining Palatine joint venture. The noncontrolling interest of the Palatine JV is reported on the noncontrolling interest line items in the Company’s condensed consolidated financial statements.
Investment in Stone Unconsolidated Entity
The Company has a joint venture with KZ Stone Investor LLC (the “Stone JV”) which owns four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of March 31, 2026. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of March 31, 2026. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in the Stone JV was $8.6 million as of March 31, 2026, which is included in investment in unconsolidated entity on the accompanying condensed consolidated balance sheet.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three months ended March 31, 2026 and 2025, there were no impairments with respect to the Company’s investment in the Stone JV.
Assets and Liabilities Held for Sale
As of March 31, 2026, the Company classified one of its communities as held for sale in its condensed consolidated balance sheets in accordance with ASC 360, following management’s decision to divest the property and actively market it for sale.
The reclassification of the property’s assets and liabilities held-for-sale status represents a presentation change within the balance sheet, rather than a new investing or financing transaction. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. During April 2026, the Company entered into a non-binding asset purchase agreement to dispose of the community.

The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the condensed consolidated balance sheet (in thousands):

March 31, 2026
Assets held for sale
Land	$550
Land improvements	127
Buildings and building improvements	15,289
Furniture and equipment	801
Automobiles	14
Other	8
Accumulated depreciation and amortization	(7,330)
Total assets held for sale	$9,459

Liabilities held for sale
Fixed rate mortgage note payable	$12,991
Accrued expenses	566
Deferred income	62
Total liabilities held for sale	$13,619

5. Property and Equipment, net
As of March 31, 2026 and December 31, 2025, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	March 31, 2026	December 31, 2025
Land	NA	$204,716	$75,952
Land improvements	5 to 20 years	82,112	36,313
Buildings and building improvements	10 to 40 years	2,263,227	1,007,562
Furniture and equipment	5 to 10 years	121,305	76,098
Automobiles	5 to 7 years	4,992	3,486
Other	5 to 10 years	5,044	2,794
Construction in progress	NA	1,334	1,463
Total property and equipment		$2,682,730	$1,203,668
Less accumulated depreciation and amortization		(481,438)	(467,480)
Total property and equipment, net		$2,201,292	$736,188

The Company recognized depreciation and amortization expense on its property and equipment of $14.0 million and $11.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, property and equipment, net included $1.0 million and $1.4 million, respectively, of capital expenditures which had been incurred but not yet paid.

6. Intangible Assets, Net and Goodwill
Intangible assets, net represents in-place leases purchased with acquired communities and businesses.

A portion of the purchase price for the Company’s acquisitions have been allocated to in-place leases. The intangible assets are amortized on a straight-line basis over their estimated useful lives from the date of acquisition. The intangible assets, net balance is as follows (in thousands):

	March 31, 2026	December 31, 2025	Weighted Average Life Remaining at March 31, 2026 (in years)
In-place leases, gross	$218,012	$34,199
Accumulated amortization	(20,457)	(14,456)
Intangible assets, net	$197,555	$19,743	2.8
Amortization expense for intangible assets was $6.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. The weighted average life remaining for the acquired intangibles is 2.9 years. Expected future amortization expense of intangible assets as of March 31, 2026 is as follows (in thousands):

Future amortization:
2026, remaining	$54,073
2027	69,334
2028	62,124
2029	12,024
Total amortization	$197,555
Goodwill represents acquired goodwill from the Company’s CHP Merger. See “Note 2–CHP Merger.”
The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance at December 31, 2025	$—
Goodwill acquired	63,950
Balance at March 31, 2026	$63,950
7. Accrued Expenses
The following is a summary of accrued expenses as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and employee benefits	$28,394	$17,877
Accrued interest (1)	9,640	7,096
Accrued taxes	10,575	9,068
Accrued professional fees (2)	10,184	31,561
Accrued other expenses	7,630	6,061
Total accrued expenses	$66,423	$71,663
__________
(1) Includes $3.7 million and $3.9 million of deferred interest as of March 31, 2026 and December 31, 2025, respectively, in connection with the Federal National Mortgage Association loan modification.
(2) Includes loss contingencies of $6.3 million and $6.5 million as of March 31, 2026 and December 31, 2025, respectively, and accrued professional fees in connection with the CHP Merger of $23.4 million as of December 31, 2025.

8. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		March 31, 2026	December 31, 2025
	Maturity Date	March 31, 2026	December 31, 2025
Revolving credit facility	2030	6.0%	6.6%	$270,000	$95,050
Fixed rate mortgage notes payable	2026 to 2045	4.6%	4.6%	384,745	384,764
Variable rate mortgage notes payable (1)	2026 to 2029	6.1%	6.3%	191,360	189,611
Term loan facility	2029 to 2031	5.6%	N/A	550,000	—
Bridge facility	2027	6.5%	N/A	220,000	—
Notes payable - consolidated VIE	2026 to 2027	6.4%	6.6%	19,933	21,690
Notes payable - insurance	2026	5.6%	5.6%	598	2,004
Total debt				1,636,636	693,119
Deferred loan costs, net				14,279	3,378
Total debt, net of deferred loan costs				1,622,357	689,741
Current portion of debt				218,673	7,291
Long-term debt, net				$1,403,684	$682,450
(1) See “Note 15–Fair Value Measurements” for interest rate cap agreements on variable rate mortgage notes payable.

The following schedule summarizes our debt payable as of March 31, 2026 (in thousands):

Principal payments due in:
2026	$7,173
2027	246,130
2028	134,395
2029	683,562
2030	270,095
Thereafter	295,281
Total debt, excluding deferred loan costs	$1,636,636

As of March 31, 2026, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on SOFR plus an applicable margin. As of March 31, 2026, the one-month SOFR was 3.7% and the applicable margins ranged from 0.0% to 2.7%.
As of March 31, 2026, we had property and equipment with a net carrying value of $557.1 million that was secured by outstanding notes payable. In addition, as of March 31, 2026, we had property and equipment with a net carrying value of $1,625.7 million secured by the revolving credit facility, term loan facility and bridge facility.
As of March 31, 2026, we had a fixed rate mortgage note with a carrying value of $13.0 million associated with a property held for sale.
Debt Financing of the CHP Merger
In order to fund a portion of the cash consideration required for the CHP Merger, the Company obtained permanent debt financing of $930.0 million, with an accordion feature that allows Sonida to increase the facilities up to $1.25 billion. On December 29, 2025, the Company amended and restated its revolving credit facility and on March 5, 2026 increased the borrowing amount (collectively, the “A&R Credit Agreement”), which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other change (the “Revolving Credit Facility”). In addition, the Company incurred $525.0 million in permanent term loans under the

A&R Credit Agreement in two equal tranches (the “Term Loan Facility”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loan Facility is comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a cap rate of 4.50%. Upon consummation of the CHP Merger, the $150.0 million revolving credit facility was replaced with a new $405.0 million revolving credit facility under the A&R Credit Agreement.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”). The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. No principal payments for the Bridge Facility are due until maturity. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270.0 million, a 12-month term and a cap rate of 4.25%.
On March 30, 2026, the Company incurred an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, incurred an additional $25.0 million on the Revolving Credit Facility in order to repay $50.0 million of loans outstanding under the Bridge Facility. As a result of the transaction as of March 31, 2026, the Term Loan Facility increased to $550.0 million in term loans in two equal tranches, the Revolving Credit Facility increased to a commitment of $430.0 million, and the Bridge Facility decreased to $220.0 million. The transaction did not impact the leverage-based pricing matrix or maturity on the three facilities. See “Note 18–Subsequent Events” for further updates.
Senior Secured Revolving Credit Facility
As of March 31, 2026, $270.0 million of borrowings were outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.0%, which was secured by 83 of the Company’s senior living communities. During the three months ended March 31, 2026, the Company borrowed $282.5 million under both of its revolving credit facilities and repaid $107.6 million of borrowings. As the borrowing capacity increased in connection with the refinancing of the revolving credit facility, fees on the refinancing and remaining unamortized fees on the former credit facility are deferred and amortized over the remaining term of the Revolving Credit Facility with no gain or loss on debt modification or extinguishment recognized. The Company incurred $3.6 million of deferred loan costs related to its Revolving Credit Facility during the three months ended March 31, 2026. As of March 31, 2026, the Company had an additional borrowing capacity of up to $160.0 million under the Revolving Credit Facility. See “Note 18–Subsequent Events.”
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The amendment resulted in the removal of one lender from the loan commitment. Following this amendment, only one member remains under the facility. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based stepdown to a 2.45% margin). As of March 31, 2026, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which has a maturity date of August 2028. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review.
Notes Payable - Consolidated VIE
As of March 31, 2026, the Company had $19.9 million of mortgage debt outstanding related to the Palatine JV. The mortgages have a weighted average interest rate of 6.4% and terms ranging from 2026 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JV entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.

Fannie Mae Loan Modification
In December 2024, the Company and certain of its subsidiaries entered into an amendment to its multifamily loan and security agreements with Federal National Mortgage Association (“Fannie Mae”). The amendment amended the terms of each of the loan agreements with Fannie Mae relating to 18 of the Company’s senior living communities and extended the maturity dates of each loan from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns. The Company has made $4.0 million in principal payments as of March 31, 2026 and is scheduled to pay $3.0 million on each of November 2026 and November 2027 to Fannie Mae.
Notes Payable - Insurance
As of March 31, 2026, the Company had one finance agreement for certain insurance policies totaling $0.6 million, with weighted average fixed interest rate of 5.6%, and principal being repaid over a ten month term.
Deferred Loan Costs
As of March 31, 2026 and December 31, 2025, the Company had gross deferred loan costs of $24.2 million and $12.5 million, respectively, related to notes payable. In the first quarter of 2026, the Company incurred an additional $11.7 million in gross deferred loan costs in relation to the debt financing of the CHP Merger and the related Term Loan Facility and Bridge Facility. Accumulated amortization was $9.9 million and $9.1 million as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026, the Company was in compliance with the financial covenants of its debt agreements.

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
Merger Equity Financing
On March 11, 2026, the Company issued 4.1 million shares of common stock for $110.0 million, less $1.2 million in issuance costs, in a private placement transaction to entities affiliated with Conversant Capital, LLC and Silk.
See “Note 2–CHP Merger” for a discussion on the financing of our Merger Transactions which was completed on March 11, 2026.
Series A Preferred Stock
On March 11, 2026, the Company completed an induced conversion of all the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) with the Conversant Preferred Investors, the holders of all of the outstanding shares of the Company’s Preferred Stock into shares of the Company’s common stock. The Series A Preferred Stock was convertible outside of the Company's control and, in accordance with GAAP, was classified as mezzanine equity, outside the equity section, on our condensed consolidated balance sheets.
Under the terms of the induced conversion, the Conversant Preferred Investors received 1,601,505 shares of common stock based on a modified conversion price of $32.00 per share, a cash payment of $4.7 million, and a $1.1 million cash dividend for the period of January 1, 2026 through March 11, 2026. In addition, the expiration date for the 1,031,250 warrants held by the Conversant Preferred Investors was extended from November 3, 2026 to November 3, 2027. All other warrant terms remain unchanged.
During the quarter ended March 31, 2026, the Company derecognized the carrying amount of the Preferred Stock from temporary equity totaling $51.2 million, recorded the issuance of 1,601,505 shares of the Company’s common stock and additional paid-in capital, and recognized a deemed dividend equal to the excess of the fair value of all securities and other consideration transferred over the fair value of the common stock issuable pursuant to the original contractual conversion terms, in accordance with ASC 260-10-S99-2 totaling $19.1 million.
The extension of the warrant expiration date represents a modification of equity-classified warrants. The incremental fair value resulting from the extension was included in the deemed dividend.
As of March 31, 2026, the Company had no shares of Series A Preferred Stock outstanding.
The Series A Preferred Stock had an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends were cumulative, and any declaration of dividends was at the discretion of the Company’s Board. If the Board did not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend was added to the liquidation preference of the Series A Preferred Stock and compounded quarterly thereafter. On March 11, 2026 and March 31, 2025, the Board declared and paid $1.1 million and $1.4 million in dividends on its Series A Preferred Stock, respectively. As of December 31, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.
The following schedule summarizes our Series A Preferred Stock as of March 31, 2026 and December 31, 2025 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2025	41	$51,249
Conversion of A convertible preferred stock	(41)	(51,249)
Balance as of March 31, 2026	—	$—

Outstanding Warrants

On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Preferred Investors, each evidencing the right to purchase one share of common stock at a price per share of $40.00 and with an exercise expiration date of November 3, 2026. On March 11, 2026, the expiration date for the warrants held by Conversant was extended from November 3, 2026 to November 3, 2027. The Company had 1,031,250 outstanding warrants as of March 31, 2026 and December 31, 2025.
10. Revenue
Revenue for the three months ended March 31, 2026 and 2025 is comprised of the following components (in thousands):

	Three Months Ended March 31,
	2026	2025
Housing and support services	$106,280	$78,411
Community fees	981	534
Ancillary services	1,166	310
Resident revenue	108,427	79,255
Rental income	1,695	—
Management fee income	1,145	1,061
Managed community reimbursement revenue	11,365	11,607
Total revenues	$122,632	$91,923
Community fees, ancillary services, management fees, and managed community reimbursement revenue represent revenue from contracts with customers in accordance with GAAP. Rental income represents lease income from the Company’s triple-net communities.
11. Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include warrants, shares of the Series A Preferred Stock, shares of restricted stock, restricted stock units, and former employee stock options.
Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The Series A Preferred Stock was considered participating securities for the purposes of the Company's EPS calculation.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net loss per common share calculation:
Net loss attributable to Sonida shareholders	$(41,228)	$(12,529)
Less: Dividends on Series A Preferred Stock	(1,093)	(1,409)
Less: Deemed dividend on induced conversion of Series A convertible preferred stock	(19,069)	—
Net loss attributable to common shareholders	$(61,390)	$(13,938)
Weighted average shares outstanding — basic	25,694	18,047
Basic net loss per share	$(2.39)	$(0.77)

Diluted net loss per common share calculation:
Net loss attributable to common shareholders	$(61,390)	$(13,938)
Weighted average shares outstanding — diluted	25,694	18,047
Diluted net loss per share	$(2.39)	$(0.77)

	Three Months Ended March 31,
(shares in thousands)	2026	2025
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	25,694	18,047
Weighted average shares outstanding — diluted	25,694	18,047
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
(shares in thousands)	2026	2025
Warrants	1,031	1,031
Series A Preferred Stock (if converted)	1,228	1,281
Restricted stock awards	658	885
Restricted stock units	488	5
Stock options	10	10
Total	3,415	3,212
12. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align shareholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
On March 11, 2026, the Company granted 1,137,500 performance stock unit awards (“PSUs”) to certain key employees, pursuant to the Company’s 2019 Omnibus Stock and Incentive Plan, as amended (the “Plan”) in connection with the closing of the CHP Merger. The PSUs are expressly conditioned upon the requisite approval by the Company’s stockholders of an increase to the share reserve under the Plan (the “Plan Amendment”) on or before December 31, 2026. The PSUs are subject to a performance period that begins on March 11, 2027 and ends on March 11, 2030 (the “Performance Period”). During the Performance Period, PSUs will be earned and become vested upon the achievement of stock price hurdles measured by reference to the VWAP per share of the Company’s common stock for thirty (30) consecutive trading days (the “Vesting Stock Price”). The PSUs are allocated equally across three tranches, which can be earned during the Performance Period if the Vesting Stock Price meets or exceeds $40.11, $53.48 and $66.85 per share hurdles. The PSU grants had a grant date fair value of $28.0 million.
The Company recognized $2.4 million and $1.0 million in stock-based compensation expense for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, the Company had $33.0 million in unrecognized stock compensation expense which will be recognized over approximately 1.27 years.

13. Commitments and Contingencies
As of March 31, 2026, the Company had contractual commitments of $6.9 million related to future renovations and technology enhancements to its communities.
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
As of March 31, 2026, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.
During the three months ended March 31, 2026, in connection with the CHP Merger, several lawsuits were filed by purported stockholders of the Company and purported shareholders of CHP against the Company, members of the Company’s Board of Directors, CHP, and/or members of the CHP’s Board of Directors challenging the disclosures made in the Company’s Registration Statement on Form S-4 filed with the SEC (as amended) on January 2, 2026. No loss contingency was recorded for these matters as of March 31, 2026 as the Company believed that losses related to the lawsuits were not probable.
The Company has accrued a total of $6.3 million as of March 31, 2026 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the condensed consolidated balance sheet. In addition, insurance receivables for these claims have been recorded totaling $5.1 million as of March 31, 2026, which is included in accounts receivable on the condensed consolidated balance sheet.

14. Related Party Transactions
Conversant
During the three months ended March 31, 2026, the Conversant Investors purchased an additional 3,739,716 shares of common stock of the Company for $100.0 million in a private placement. See “Note 9–Securities Financing.”
During the three months ended March 31, 2026, the Company entered into certain agreements with Conversant Investors in connection with the CHP Merger. See “Note 2–CHP Merger.”
On March 11, 2026, the Company entered into an agreement with the Conversant Preferred Investors in order to induce the immediate full conversion of the Series A Preferred Stock into shares of the Company’s common stock. Pursuant to the agreement, the conversion price of the Series A Preferred Stock was decreased from $40.00 per share of common stock to $32.00 per share of common stock, the expiration date of all of the outstanding warrants issued on November 3, 2021 was extended from November 3, 2026 to November 3, 2027, and the Company made a one-time payment to the Conversant Preferred Investors totaling $4.7 million. In addition, the Company paid the Conversant Preferred Investors $1.1 million, for accrued but unpaid dividends for the period of January 1, 2026 through March 11, 2026. On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock.
Stone Joint Venture
As of March 31, 2026, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 4–Investments, Acquisitions and Assets Held for Sale.” During the three months ended March 31, 2026, the Company received a distribution of $0.6 million as a return of its investment in the Stone JV.
The Stone JV has a $35.0 million mortgage loan with a 36-month term and a fixed interest rate equal to 7.3% secured by the four communities owned by the Stone JV. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Stone JV loan was $35.0 million and the Company guaranteed $14.0 million of the loan.
Palatine Joint Venture
For the three months ended March 31, 2026, the Company managed four communities owned by subsidiaries of Palatine in joint ventures under a management agreement and also provided reporting services for the joint ventures. On March 31, 2026, the Company purchased the noncontrolling interest of one of the two joint ventures and the community is wholly owned by Sonida as of that date. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap arrangements with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of March 31, 2026 and December 31, 2025, we had interest rate cap agreements with an aggregate notional value of $726.7 million and $194.2 million, respectively. The fair value of these derivative assets as of March 31, 2026 and December 31, 2025 was $1.7 million and $0.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 16– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities, were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt, excluding deferred loan costs	1,636,636	1,505,708	693,119	661,756
Liabilities held for sale [1]	12,991	12,538	13,021	12,643
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the three months ended March 31, 2026.

As of March 31, 2026, the Company’s assets measured at fair value on a non-recurring basis were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Assets held for sale	9,459	9,459	9,453	9,453

16. Derivatives and Hedging
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
During March 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $0.5 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable to the Federal National Mortgage Association (“Fannie Mae”). The interest rate cap has a 34-month term and effectively caps SOFR at 4.00%. The newly purchased March 2026 interest rate cap replaced the existing interest rate cap that expired in March 2026. Due to the timing of the replacement, both interest rate caps were active as of March 31, 2026. The IRC is not designated as a cash flow hedge under ASC 815-20, Derivatives – Hedging, and therefore, all changes in the fair value of the instrument are included as a component of interest expense in our condensed consolidated statements of operations.
During March 2026, the Company entered into two separate interest rate cap transactions for an aggregate notional amount of $270.0 million and $262.5 million for a premium of $0.04 million and $0.6 million, respectively, to reduce exposure to interest rate fluctuations associated with the Bridge Facility and the term loan tranche maturing in three years. The interest rate caps have a 12-month and 36-month term and cap SOFR at 4.25% and 4.50%, respectively.
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2026
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value [1]	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$726,690	$1,667	$—	$—
Total derivatives, net	$726,690	$1,667	$—	$—

1 Of this amount, $0.2 million is presented on the balance sheet as Current assets - derivative assets and $1.5 million is Other assets, net.

	December 31, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$194,190	$72	$—	$—
Total derivatives, net	$194,190	$72	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Derivative not designated as hedge
Interest rate cap
Gain (loss) on derivatives not designated as hedges included in interest expense	$393	$(490)

17. Segment Information
Each of our communities are identified as individual operating segments and we combine them into a single reportable segment for reporting purposes under ASC 280. We measure the segment based on resident revenue and rental income less community operating expense, (adjusted for various non-recurring non-operating community expenses), which we define as community net operating income (“NOI”), as well as some key performance indicators such as weighted average occupancy and a measurement of average rent per available unit. All other operating segments represent the managed communities, which consist of management fee income and the related managed community reimbursement revenues and expenses.
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
The following table presents resident and other revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Resident revenue	$108,427	$79,255
Rental income	1,695	—
Total segment revenue	110,122	79,255
Community operating expense:
Labor	52,436	38,299
Food	4,818	3,428
Utilities	5,184	4,001
Other community operating expense (1)	18,925	13,386
Total community operating expense	81,363	59,114
Total community net operating income	$28,759	$20,141
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenue to consolidated total revenues is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment revenue	$110,122	$79,255
All other non-segment revenue:
Management fee income	1,145	1,061
Managed community reimbursement revenue	11,365	11,607
Total revenues	$122,632	$91,923

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment net operating income	$28,759	$20,141
Management fee income	1,145	1,061
Other operating expenses	(1,313)	(1,300)
General and administrative expense	(10,463)	(8,472)
Transaction, transition and restructuring costs	(26,094)	(610)
Depreciation and amortization expense	(19,960)	(13,686)
Third-party property management fees	(1,048)	—
Interest income	219	242
Interest expense	(12,833)	(9,446)
Loss from equity method investment	(208)	(330)
Other income (expense), net	554	(550)
Provision for income taxes	(208)	(75)
Net loss	$(41,450)	$(13,025)
18. Subsequent Events
Subsequent Financing
On May 7, 2026, the Company added an incremental lender to its Revolving Credit Facility and Term Loan Facility, increasing each by $25.0 million and incurring $0.4 million in lender fees. The funds were used on May 7, 2026 to repay $50.0 million of loans outstanding under our Bridge Facility. As a result of the transaction, as of May 7, 2026, the Term Loan Facility increased to $575.0 million in term loans in two equal tranches, the Revolving Credit Facility increased to a commitment of $455.0 million, and the Bridge Facility decreased to $170.0 million.
Purchase and Sale Agreements
On April 7, 2026, the Company signed a purchase and sale agreement for one of its communities for a sales price of $9.6 million. The sale of the community has not been finalized. The Company has reported this community as held for sale on the Company’s condensed consolidated balance sheet as of March 31, 2026.
In May 2026, the Company committed to a plan to sell one of its communities. On May 8, 2026, the Company executed a purchase and sale agreement for a sales price of $13.5 million. The sale of the community has not been finalized.
Preferred Equity Investment

In April 2026, the Company closed a preferred equity investment totaling $2.9 million to recapitalize a senior living community in Texas. The preferred equity investment carries 15% annual non-compounding coupon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as well as “Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Quarterly Report on Form 10-Q to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2026 and 2025, and (ii) liquidity and capital resources of the Company.
The Company is one of the largest, pure-play owner-operators and investors in U.S. senior living communities, with a focus on independent living, assisted living and memory care communities and services for senior adults. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company primarily provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet each of their resident’s needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care that may be bridged by home care through independent home care agencies, sustains our residents’ autonomy and independence based on their physical and mental abilities.
As of March 31, 2026, the Company owns, manages or is invested in 165 senior housing communities with over 16,400 total units across 35 states, including 153 owned senior housing communities (inclusive of 54 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company manages on behalf of a third-party.

Strategic Merger with CHP
As previously announced, on March 11, 2026, the Company completed the acquisition of CNL Healthcare Properties, Inc. (“CHP”), a public non-traded real estate investment trust which owns a national portfolio of 69 high-quality senior housing communities, pursuant to the definitive merger agreement (the “Merger Agreement”), by and among the Company, CHP and its affiliates (the “CHP Merger”). Under the terms of the Merger Agreement, the Company acquired 100% of the outstanding common stock of CHP in a stock and cash transaction valued at approximately $1.8 billion, with approximately 66% of the consideration paid in the form of newly issued Sonida Common Stock and 34% paid in cash. Specifically, each share of CHP common stock was converted into $2.32 in cash and 0.1318 shares of Sonida common stock, which was determined by dividing (a) $4.58 by (b) the volume weighted average price (“VWAP”) of Sonida common stock during a measurement period prior to closing of the transaction was $35.93 and subject to a collar of 15% below the transaction reference price for the Sonida common stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price.
In addition, to provide cash funding for the CHP Merger, entities affiliated with Conversant Capital, LLC and Silk Partners LP, two of the Company’s largest shareholders, funded an aggregate amount of $110.0 million, less $1.2 million in issuance costs, in exchange for the issuance of 4,113,688 of Sonida Common Stock on March 11, 2026 in a private placement pursuant to Section 4(a)(2) of the Securities Act at a price per share equal to the Transaction Reference Price of $26.74, in accordance with certain investment agreements. The remainder of the cash consideration was funded with cash from the balance sheets of the Company and CHP along with debt financing as described below.
See “Note 2–CHP Merger” in the Notes to Condensed Consolidated Financial Statements for additional information.
We expect our 2026 results of operations to be materially impacted by the CHP Merger as a result of acquiring 69 senior housing communities.

Financial and Operational Highlights
Operations
For the three months ended March 31, 2026, the Company generated resident revenue of $108.4 million compared to resident revenue of $79.3 million for the three months ended March 31, 2025, representing an increase of 36.7%. The increase in revenue was primarily due to 54 additional SHOP communities acquired in the CHP Merger, 3 SHOP communities acquired in 2025, increased average rent rates, and increased occupancy.

Operating Leases
As of March 31, 2026, the Company owned 15 senior housing properties that were leased to third-party tenants under triple-net operating leases that it acquired as part of the CHP Merger. The operating leases generated $1.7 million of rental income for the three months ended March 31, 2026. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements. Sonida is not involved in the property management.
Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee, and other customary terms and conditions. The Company managed 12 communities and 13 communities on behalf of a third party for the three months ended March 31, 2026 and 2025, respectively. The Company also managed four communities on behalf of an unconsolidated joint venture and four communities in consolidated joint ventures for the three months ended March 31, 2026.
Investment in Consolidated VIE
On March 31, 2026, the Company purchased the 49% membership interest of its minority partner PAL SSL Decatur JV, LLC which owns a community in Georgia. Total purchase price for the remaining minority interest was $3.8 million, which includes the assumption of the outstanding mortgage as of the purchase price date. The community is now a wholly-owned subsidiary of the Company. Prior to March 31, 2026, the Company managed four communities owned by subsidiaries of Palatine Capital Partners (“Palatine”) through two joint ventures under a management agreement and also provided reporting services for the joint ventures. The Company will now manage three communities for the remaining Palatine joint venture.
Assets and Liabilities Held for Sale
As of March 31, 2026, the Company classified one of its communities as held for sale in its condensed consolidated balance sheets in accordance with ASC 360, following management’s decision to divest the property and actively market it for sale. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “Note 4–Investments, Acquisitions and Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements. In April 2026, the Company entered into a non-binding asset purchase agreement to dispose of the community.
Recent Financing
Senior Secured Revolving Credit Facility
As of March 31, 2026, the Company has an amended and restated revolving credit facility (the “Revolving Credit Facility”) which was used to fund a portion of the cash consideration necessary for the CHP Merger along with transaction costs and fund the future liquidity needs of the Company. The Revolving Credit Facility increased the available commitments to $430.0 million, extended the maturity to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other change. See “Note 2–CHP Merger” in the Notes to condensed consolidated financial statements.
As of March 31, 2026, the Company has $270.0 million of borrowings outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.0%, which was secured by 83 of the Company's senior living communities. See “Note 8–

Debt” in the Notes to condensed consolidated financial statements. See “Note 18–Subsequent Events” in the Notes to condensed consolidated financial statements.
Secured Term Loans
During the three months ended on March 31, 2026, the Company incurred $550.0 million in permanent term loans in two equal tranches (the “Term Loans”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loans are comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loans are subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. The Term Loans are secured by 83 of the Company's senior living communities. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loans. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a SOFR-based interest rate cap of 4.50%. See “Note 8–Debt” and “Note 18–Subsequent Events” in the Notes to condensed consolidated financial statements.

Secured Bridge Facility
In order to fund the remaining portion of the CHP Merger, the Company obtained a 364-day senior secured bridge facility (the “Bridge Facility”), which was funded on March 10, 2026 under our A&R Credit Agreement. As of March 31, 2026, the outstanding balance on the Bridge Facility is $220.0 million which is secured by 83 of the Company's senior living communities. The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Company entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with the Bridge Facility. The IRC has a total cost of $35 thousand, an aggregate notional amount of $270.0 million, a 12-month term and a SOFR-based interest rate cap of 4.25%. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement. The Company intends to seek further debt financing throughout 2026 to reduce the outstanding balance in the Bridge Facility. See “Note 8–Debt” in the Notes to condensed consolidated financial statements.
Financing Update
On May 7, 2026, the Company added an incremental lender to its Revolving Credit Facility and Term Loan Facility, increasing each by $25.0 million and incurring $0.4 million in deferred loan costs. The funds were used on May 7, 2026 to repay $50.0 million of loans outstanding under our Bridge Facility. As a result of the transaction, the Term Loan Facility increased to $575.0 million in term loans in two equal tranches, the Revolving Credit Facility increased to a commitment of $455.0 million, and the Bridge Facility decreased to $170.0 million.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
Business Combinations
For a real estate acquisition accounted for as a business combination, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired and liabilities assumed at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred.
We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets, liabilities, and noncontrolling interests based upon the relative fair value of each asset, liability, or noncontrolling interest. These fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant. We utilize available market information in our assessment, such as capitalization and discount rates and comparable sale transactions. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease intangibles. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.

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
Same-Store/Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned, and operational for the full year in each year beginning as of January 1st of the prior year. The same-store community portfolio excludes the non same-store community portfolio. Our management uses same-store community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition).
Non Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned and either (i) not operational or not owned for the full year in each year beginning as of January 1st of the prior year or (ii) have undergone or are undergoing strategic repositioning as a result of significant changes in the business model, care offerings, and/or capital re-investment plans, that in each case, have disrupted, or are expected to disrupt, normal course operations. These communities will be included in the Same-Store Community Portfolio once operating under normal course operating structures for the full year in each year beginning as of January 1st of the prior year.
Senior Housing / Senior Housing Operating Properties (SHOP) “Senior Housing” is defined as residential real estate assets designed to accommodate the needs of senior residents, including but not limited to independent living, assisted living, and memory care facilities. Within this category, "Senior Housing Operating Properties" (SHOP) refers exclusively to those properties in which the Company, directly or through third-party management agreements, maintains operational control and bears the associated risks and rewards of ownership, including but not limited to occupancy, revenue generation, and operating expenses. For the avoidance of doubt, this definition expressly excludes senior housing properties subject to triple net lease (“NNN”) agreements. Under such agreements, operational responsibilities, including property management, operating expenses, and financial performance, are borne solely by the lessee, and the Company’s involvement is limited to receiving fixed rental payments. As such, NNN Portfolio assets are not included within the scope of the SHOP portfolio.
NNN Portfolio is defined by the Company as wholly owned seniors housing properties that are leased to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost for real estate taxes, utilities, insurance and ordinary repairs). The Company is not involved in property management.
Community Operating Expense is a financial measure not calculated in accordance with GAAP. It is defined by the Company as community operating expenses excluding casualty loss, non-recurring settlement fees, non-income tax and non-property tax. Please see “—Non-GAAP Financial Measures” below for more information.

RevPAR, or average monthly revenue per available unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of available units in the corresponding portfolio for the period, divided by the number of months in the period. The RevPAR calculation does not include rental income. Our management uses RevPAR for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because the measure is an indicator of senior housing resident fee revenue performance that reflects the impact of both senior housing occupancy and rate.
RevPOR, or average monthly revenue per occupied unit, is defined by the Company as resident revenue for the period, divided by the weighted average number of occupied units in the corresponding portfolio for the period, divided by the number of months in the period. The RevPOR calculation does not include rental income. Our management uses RevPOR for decision making, and we believe the measure provides useful information to investors, because it reflects the average amount of resident revenue we derive from an occupied unit per month without factoring occupancy rates. RevPOR is a significant driver of our senior housing revenue performance.
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

Three months ended March 31, 2026 as compared to three months ended March 31, 2025
Summary Operating Results
The following table summarizes our overall operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Net loss	$(41,450)	$(13,025)	$(28,425)	218.2%
Resident revenue	108,427	79,255	29,172	36.8%
Rental income	1,695	—	—	—%
Community operating expense [1]	81,363	59,114	22,249	37.6%
Community net operating income [2]	28,759	20,141	8,618	42.8%
Adjusted EBITDA [2]	$21,529	$13,565	$7,964	58.7%
(1) Q1 2026 and Q1 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $1.3 million.
(2) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the three months ended March 31, 2026 and 2025, including operating results and data for our segment portfolio.

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	$	%
Resident revenue	$108,427	$79,255	$29,172	36.8%
Rental income	1,695	—	—
Total segment revenue	110,122	79,255	29,172	36.8%
Total community operating expense [1]	81,363	59,114	22,249	37.6%
Total community net operating income	28,759	20,141	6,923	34.4%
Number of communities owned (period end) [2]	153	81	72	88.9%
Total average units	8,623	6,878	1,745	25.4%
RevPAR	$4,191	$3,841	$350	9.1%
Weighted average occupancy	85.2%	84.5%	0.7%	0.8%
RevPOR	$4,918	$4,547	$371	8.2%

Same-Store Operating Results [3]
Resident revenue	$89,493		$66,212	$23,281	35.2%
Community operating expense	63,681		47,665	16,016	33.6%
Community net operating income	25,812		18,547	7,265	39.2%
Number of communities owned (period end)	107		64	43	67.2%
Total average units	6,867		5,706	1,161	20.3%
RevPAR	$4,344		$3,868	$476	12.3%
Weighted average occupancy	87.3%	3	85.1%	2.2%	2.6%
RevPOR	$4,975		$4,545	$430	9.5%
(1) Q1 2026 and Q1 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $1.3 million.
(2) Excludes four unconsolidated communities.
(3) Q1 2026 excludes unconsolidated entities and 27 non same-store consolidated communities. Q1 2025 excludes 13 non same-store consolidated communities.

The increase in resident revenue was primarily attributable to an additional 54 senior housing operating properties (“SHOP”) acquired in connection with the CHP Merger, and a 12.3% increase in same-store average rent rates, comprised of a 9.5% increase in same-store portfolio RevPOR and a 260 basis point increase in same-store weighted average occupancy.
The increase in rental income of $1.7 million was derived from the 15 triple-net senior housing communities that were acquired in connection with the CHP Merger.
The increase in community operating expense was primarily attributable to an increase in operating expenses related to the 54 additional SHOP communities acquired in 2026.
The increase in net loss was primarily attributable to the increase in transaction, transition and restructuring costs related to the CHP Merger, an increase in community operating expense, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees and rental income.
The increase in Adjusted EBITDA was primarily attributable to new communities added during the year and an increase in resident fees, partially offset by the increase in community operating expense.
Expenses and Other

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Management fee income	$1,145	$1,061	$84	7.9%
General and administrative expense	10,463	8,472	1,991	23.5%
Transaction, transition and restructuring costs	26,094	610	25,484	4,177.7%
Depreciation and amortization expense	19,960	13,686	6,274	45.8%
Interest expense	(12,833)	(9,446)	(3,387)	35.9%
Other income (expense), net	$554	$(550)	$1,104	(200.7)%
General and administrative expense for the three months ended March 31, 2026 increased as compared to the three months ended March 31, 2025, primarily due to a result of an increase in stock-based compensation of $1.4 million combined with an increase in labor and employee related expenses of $0.8 million to support the Company’s growth initiatives, partially offset by a $0.2 million decrease in other expenses.
Transaction, transition and restructuring costs increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The costs incurred during the three months ended March 31, 2026 primarily include legal, audit, banking and other costs to support the Company’s recent debt and restructuring activities in connection with the CHP Merger.
Other income (expense), net for the three months ended March 31, 2026 increased as compared to the three months ended March 31, 2025, primarily driven by $0.6 million in other income for recognized gross employee retention credits received from Coronavirus Aid, Relief, and Economic Security Act funding for businesses that had certain employee costs and were affected by the coronavirus pandemic.
Liquidity and Capital Resources
In addition to approximately $84.3 million of unrestricted cash as of March 31, 2026, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our A&R Credit Agreement, proceeds from debt financings, refinancings or loan modifications, and proceeds from equity offerings. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position. On March 11, 2026, the holders of all of the outstanding shares of Series A Preferred Stock converted all of such shares to shares of our common stock. As a result, dividends will no longer be payable on any shares of Series A Preferred

Stock. See “Note 2–CHP Merger”, “Note 8–Debt”, and “Note 9–Securities Financing” in the Notes to Consolidated Financial Statements.
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
On May 7, 2026, the Company added an incremental lender to its Revolving Credit Facility and Term Loan Facility, increasing each by $25.0 million and incurring $0.4 million in deferred loan costs. The funds were used on May 7, 2026 to repay $50.0 million of loans outstanding under our Bridge Facility. As a result of the transaction, the Term Loans increased to $575.0 million in term loans in two equal tranches, the Revolving Credit Facility increased to a commitment of $455.0 million, and the Bridge Facility decreased to $170.0 million.
We will need to refinance all or a portion of our indebtedness on or before maturity, including the $170.0 million Bridge Facility (inclusive of the May 7, 2026 financing described above) that will mature in March 2027. We expect to repay the Bridge Facility in 2026 with the net proceeds of additional financing transactions secured by certain of the CHP properties, including any property-level agency or mortgage financing. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms or at all.
Recent changes in the current economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and the tightening of liquidity and credit markets. These impacts could make securing debt or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. The Company’s actual liquidity and capital funding requirements depend on numerous factors, including its operating results, its capital expenditures for community investment, and general economic conditions, as well as other factors described in “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(35,889)	$3,823	$(39,712)
Net cash used in investing activities	(923,335)	(7,945)	(915,390)
Net cash provided by (used in) financing activities	1,029,176	(2,548)	1,031,724
Increase (decrease) in cash and cash equivalents and restricted cash	$69,952	$(6,670)	$76,622
Operating activities
Net cash used in operating activities for the three months ended March 31, 2026 was $35.9 million as compared to net cash provided by operating activities of $3.8 million for the three months ended March 31, 2025. The change of $39.7 million was primarily due to the net loss inclusive of the transaction costs associated with the CHP Merger and the change in deferred resident revenue during the three months ended March 31, 2026 compared to the prior year period.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2026 was $923.3 million, which was primarily due to the acquisition of the CHP communities, net of cash acquired, for $913 million, $6.8 million in ongoing capital improvements, and the acquisition of the non-controlling interest of a joint-venture for $3.6 million. Net cash used in investing activities for the three months ended March 31, 2025 of $7.9 million was primarily due to $8.3 million in ongoing capital improvements, partially offset by a return of investment of $0.4 million in our unconsolidated entity. See “Note 2–CHP Merger”.

Financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $1,029.2 million primarily due to proceeds from issuance of new debt related to the CHP Merger of $1,102.5 million, which includes the Term Loan Facility of $550.0 million, the Bridge Facility of $270.0 million and additional borrowings under the Revolving Credit Facility of $282.5 million. Additionally, in connection with the CHP merger, the Company completed the private placement of Sonida common stock for $108.8 million of consideration. The consideration was used to fund a portion of the cash consideration required for the CHP Merger and fund transaction costs. See “Note 2–CHP Merger”. The proceeds were partially offset by repayments on the Credit Facility of $107.6 million, repayment on the Bridge Facility of $50.0 million, repayments on outstanding mortgages of $1.4 million, deferred financing costs paid of $15.2 million, Series A convertible preferred conversions of $5.1 million, preferred dividends paid of $1.1 million, and interest rate cap purchase premiums paid of $1.2 million. The net cash used in financing activities for the three months ended March 31, 2025 was $2.5 million primarily due to repayments of notes payable of $0.9 million, and preferred dividends paid of $1.4 million. See “Note 18–Subsequent Events” in the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures
Community Net Operating Income and Net Operating Income Margin
Community Net Operating Income and Net Operating Income Margin are non-GAAP performance measures that the Company defines as net income (loss) excluding: general and administrative expenses (inclusive of stock-based compensation expense), interest income, interest expense, other income (expense), provision for income taxes, management fees, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include depreciation and amortization expense, transaction, transition and restructuring costs, loss from equity method investment, casualty loss, non-recurring settlement fees, non-income tax, and non-property tax. Net Operating Income Margin is calculated by dividing Net Operating Income by resident revenue. The Company presents these non-GAAP measures on a consolidated community and same-store community basis.
The following table presents a reconciliation of the Non-GAAP Financial Measures of Net Operating Income and Net Operating Income Margin, in each case, on a consolidated community and same-store community basis to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2026	2025
Same-store community net operating income (1)
Net loss	$(41,450)	$(13,025)
General and administrative expense	10,463	8,472
Transaction, transition and restructuring costs	26,094	610
Depreciation and amortization expense	19,960	13,686
Third-party property management fees	1,048	—
Interest income	(219)	(242)
Interest expense	12,833	9,446
Loss from equity method investment	208	330
Other (income) expense, net	(554)	550
Provision for income taxes	208	75
Management fee income	(1,145)	(1,061)
Other operating expenses (2)	1,313	1,300
Consolidated community net operating income	28,759	20,141
Net operating income for non same-store communities (1)	(2,947)	(4,087)
Same-store community net operating income	25,812	16,054
Resident revenue	108,427	79,255
Rental income	1,695	—
Total community revenue	110,122	79,255
Resident revenue for non same-store communities (1)	18,934	22,017
Rental income for non same-store communities (3)	1,695	—
Same-store community resident revenue	$89,493	$57,238
Same-store community net operating income	25,812	16,054
Same-store community net operating income margin	28.8%	28.0%
(1) Q1 2026 excludes 27 non same-store consolidated communities. Q1 2025 excludes 13 non same-store consolidated communities.
(2) Includes casualty loss, non-recurring settlement fees, income tax and personal property tax.
(3) Q1 2026 excludes 15 senior living communities acquired in 2026 that are leased to third-party tenants.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP performance measure that the Company defines as net income (loss) excluding: depreciation and amortization expense, interest income, interest expense, other expense/income, provision for income taxes; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include stock-based compensation expense, provision for credit losses, casualty losses, and transaction, transition and restructuring costs.

The following table presents a reconciliation of the non-GAAP financial measures of adjusted EBITDA to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA
Net loss	$(41,450)	$(13,025)
Depreciation and amortization expense	19,960	13,686
Stock-based compensation expense	2,396	973
Provision for credit losses	1,041	695
Interest income	(219)	(242)
Interest expense	12,833	9,446
Other (income) expense, net	(554)	550
Provision for income taxes	208	75
Casualty losses (1)	1,220	775
Transaction, transition and restructuring costs (2)	26,094	632
Adjusted EBITDA	$21,529	$13,565
(1) Casualty losses relate to non-recurring insured claims for unexpected events.
(2) Transaction, transition and restructuring costs relate to legal and professional fees incurred for transactions, restructuring projects, or related projects, including the CHP transaction.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting
There were no changes during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2026	—	—	—	6,570,222
February 1 – February 28, 2026	—	—	—	6,570,222
March 1 – March 31, 2026	—	—	—	6,570,222
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

3.2.3
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

10.1
Amended and Restated Credit Agreement, dated as of December 29, 2025, among Sonida Senior Living, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and BMO Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 5, 2026.)

10.2
Form of Performance Stock Unit Award Agreement pursuant to the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 23, 2026.)

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

10.6
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.7
Preferred Stock Conversion and Warrant Extension Agreement, dated as of March 11, 2026, by and among Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.8
Amendment to Warrant Agreement, dated as of March 11, 2026, by and between Sonida Senior Living, Inc., Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 11, 2026.)

10.9*
Increase Request and Joinder to Credit Agreement, dated as of March 30, 2026, by and between Sonida Senior Living, Inc., as borrower, and Customers Bank, as incremental lender, and consented to by BMO Bank N.A., as administrative agent, L/C issuer, and swingline lender, and Royal Bank of Canada, as L/C issuer

10.10*
Increase Request and Joinder to Credit Agreement, dated as of May 7, 2026, by and between Sonida Senior Living, Inc., as borrower, and Citibank, N.A., as incremental lender, and consented to by BMO Bank N.A., as administrative agent, L/C issuer, and swingline lender, and Royal Bank of Canada, as L/C issuer

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 11, 2026

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 11, 2026

By:	/s/ TIMOTHY J. COBER
Timothy J. Cober
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 11, 2026