Form 10-Q
period 2026-06-30
SONIDA SENIOR LIVING, INC.
filed 2026-08-10
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 7, 2026, the Registrant had 48,047,990 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Period Ended June 30, 2026

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
•the Company’s ability to extend or refinance its existing debt as such debt matures, in particular the Company’s ability to refinance its bridge facility used to fund a portion of the cash consideration required for the CHP Merger (as defined below) on the terms and within the timeline expected, or at all;
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
•the risk of oversupply and increased competition in the markets in which the Company operates;
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
•the Company’s ability to maintain the security and functionality of its information systems, to prevent a cybersecurity attack or breach, and to comply with applicable privacy and consumer protection laws, including the Health Insurance Portability and Accountability Act of 1996, as amended; and

•changes in accounting principles and interpretations.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$48,709	$11,008
Restricted cash	16,747	19,264
Accounts receivable, net of allowance for credit losses of $6.6 million and $2.6 million, respectively	23,672	18,611
Prepaid expenses and other assets	11,428	6,373
Assets held for sale	9,540	9,453
Derivative assets	342	8
Deferred issuance costs	—	13,163
Total current assets	110,438	77,880
Property and equipment, net	2,188,633	736,188
Investment in unconsolidated entities	1,846	8,789
Intangible assets, net	181,710	19,743
Goodwill	52,710	—
Other assets, net	13,404	2,245
Total assets (a)	$2,548,741	$844,845
Liabilities:
Current liabilities
Accounts payable	$18,261	$4,705
Accrued expenses	59,855	71,663
Current portion of debt, net of deferred loan costs	16,138	7,291
Deferred income	10,964	7,275
Federal and state income taxes payable	698	292
Liabilities held for sale	13,873	13,529
Other current liabilities	5,574	379
Total current liabilities	125,363	105,134
Long-term debt, net of deferred loan costs	1,555,414	682,450
Other long-term liabilities	1,756	1,006
Total liabilities (a)	1,682,533	788,590
Commitments and contingencies (Note 13)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; none authorized, none issued and outstanding as of June 30, 2026 and 41 shares authorized, 41 shares issued and outstanding as of December 31, 2025	—	51,249
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of June 30, 2026 and December 31, 2025; none issued or outstanding, except Series A convertible preferred stock as noted above as of December 31, 2025	—	—
Common stock, $0.01 par value:
Authorized shares - 100,000 as of June 30, 2026 and 30,000 as of December 31, 2025; 47,376 and 18,770 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	474	188
Additional paid-in capital	1,417,809	490,804
Retained deficit	(556,695)	(491,003)
Total Sonida shareholders’ equity (deficit)	861,588	(11)
Noncontrolling interest:	4,620	5,017
Total equity	866,208	5,006
Total liabilities, redeemable preferred stock and equity	$2,548,741	$844,845
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $1.7 million and $1.8 million of Cash and cash equivalents; $2.2 million and $2.0 million of Restricted cash; $0.2 million and $0.4 million of Accounts receivable, net; and $26.9 million and $28.8 million of Property and equipment, net; $1.5 million and $2.8 million of Intangible assets, net; $0.5 million and $1.0 million of Accounts payable; $0.7 million and $0.7 million of Accrued expenses; $0.1 million and $0.3 million of Deferred income; $19.8 million and $21.5 million of Debt, net of deferred loan costs; and $0.1 million and $0.1 million of Other long-term liabilities, in each case, as of June 30, 2026 and December 31, 2025, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Resident revenue	$188,023	$81,845	$296,450	$161,100
Rental income	7,506	—	9,201	—
Management fee income	1,185	1,134	2,330	2,195
Managed community reimbursement revenue	10,934	10,546	22,299	22,153
Total revenues	207,648	93,525	330,280	185,448
Expenses:
Operating expense	135,030	61,420	217,706	121,834
General and administrative expense	14,351	9,729	24,814	18,201
Transaction, transition and restructuring costs	4,775	461	30,869	1,071
Depreciation and amortization expense	43,183	13,646	63,143	27,332
Managed community reimbursement expense	10,934	10,546	22,299	22,153
Third-party property management fees	4,836	—	5,884	—
Total expenses	213,109	95,802	364,715	190,591
Other income (expense):
Interest income	321	986	540	1,228
Interest expense	(22,508)	(9,271)	(35,341)	(18,717)
Gain on extinguishment of debt, net	3,871	—	3,871	—
Loss from equity method investment	(604)	(383)	(812)	(713)
Other income (expense), net	(15)	9,063	539	8,513
Loss before provision for income taxes	(24,396)	(1,882)	(65,638)	(14,832)
Provision for income taxes	(325)	(91)	(533)	(166)
Net loss	(24,721)	(1,973)	(66,171)	(14,998)
Less: Net loss attributable to noncontrolling interests	257	410	479	906
Net loss attributable to Sonida shareholders	(24,464)	(1,563)	(65,692)	(14,092)

Dividends on Series A convertible preferred stock	—	(1,409)	(1,093)	(2,818)
Deemed dividend on induced conversion of Series A convertible preferred stock	—	—	(19,069)	—
Net loss attributable to common shareholders	$(24,464)	$(2,972)	$(85,854)	$(16,910)

Weighted average common shares outstanding — basic	46,806	18,093	35,987	18,070
Weighted average common shares outstanding — diluted	46,806	18,093	35,987	18,070

Basic net loss per common share	$(0.52)	$(0.16)	$(2.39)	$(0.94)
Diluted net loss per common share	$(0.52)	$(0.16)	$(2.39)	$(0.94)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	$189	$491,334	$(432,753)	$5,947	$64,717
Capital contributions to noncontrolling interest	—	—	—	—	287	287
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(15)	—	(331)	—	—	(331)
Non-cash stock-based compensation	—	—	1,226	—	—	1,226
Net loss	—	—	—	(1,563)	(410)	(1,973)
Balance as of June 30, 2025	18,863	$189	$490,820	$(434,316)	$5,824	$62,517

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2025	18,770	$188	$490,804	$(491,003)	$5,017	$5,006
Issuance of common stock, net	27,016	270	880,329	—	—	880,599
Series A convertible preferred stock dividends	—	—	(1,093)	—	—	(1,093)
Series A convertible preferred stock induced conversion consideration	—	—	(4,698)	—	—	(4,698)
Series A convertible preferred stock deemed dividend on induced conversion	—	—	(19,069)	—	—	(19,069)
Issuance of common stock, net for induced conversion of Series A convertible preferred stock	1,602	16	66,297	—	—	66,313
Modification of warrants	—	—	3,577	—	—	3,577
Purchase of noncontrolling interest	—	—	(1,433)	—	(635)	(2,068)
Stock-based plan activity	(29)	—	(495)	—	—	(495)
Non-cash stock-based compensation	—	—	2,396	—	—	2,396
Net loss	—	—	—	(41,228)	(222)	(41,450)
Balance as of March 31, 2026	47,359	$474	$1,416,615	$(532,231)	$4,160	$889,018
Capital contributions from noncontrolling interest	—	—	—	—	717	717
Stock-based plan activity	17	—	(965)	—	—	(965)
Non-cash stock-based compensation	—	—	2,159	—	—	2,159
Net loss	—	—	—	(24,464)	(257)	(24,721)
Balance as of June 30, 2026	47,376	$474	$1,417,809	$(556,695)	$4,620	$866,208
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(66,171)	$(14,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,143	27,332
Amortization of deferred loan costs	3,259	844
(Gain) loss on derivative instruments, net	(3,057)	781
Gain on extinguishment of debt, net	(3,871)	—
Loss from equity method investment	812	713
Provision for credit losses	2,731	1,440
Non-cash stock-based compensation expense	4,555	2,199
Other non-cash items	312	364
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(1,895)	(5,628)
Prepaid expenses	1,082	2,010
Other assets, net	(1,086)	(16)
Accounts payable and accrued expenses	(8,932)	(3,265)
Federal and state income taxes payable	(332)	(113)
Deferred income	(17,719)	1,270
Customer deposits	—	(178)
Net cash provided by (used in) operating activities	(27,169)	12,755
Cash flows from investing activities:
Acquisition of new business, net of cash acquired	(913,002)	—
Return of investment in unconsolidated entity	11,109	392
Acquisition of investment in unconsolidated entities	(1,846)	—
Acquisition of new communities	—	(22,533)
Capital expenditures	(19,193)	(15,330)
Net cash used in investing activities	(922,932)	(37,471)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	108,780	—
Proceeds from issuance of debt	1,152,500	29,000
Repayments of debt	(248,614)	(6,567)
Capital contributions from noncontrolling investors in joint ventures	717	287
Distributions to noncontrolling investors in joint ventures	—	(132)
Acquisition of noncontrolling interests	(3,577)	—
Purchase of derivative assets	(1,242)	—
Series A convertible preferred induced conversion consideration and closing costs	(5,125)	—
Dividends paid on Series A convertible preferred stock	(1,093)	(2,818)
Deferred loan costs paid	(15,600)	(62)
Other financing costs	(1,461)	(382)
Net cash provided by financing activities	985,285	19,326
Increase (decrease) in cash, cash equivalents, and restricted cash	35,184	(5,390)
Cash, cash equivalents, and restricted cash at beginning of period	30,272	39,087
Cash, cash equivalents, and restricted cash at end of period	$65,456	$33,697
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,392	$17,883
Income taxes paid, net	$849	$267
Non-cash investing and financing activities:
Non-cash common stock issued for acquisition of new business	$771,819	$—
Non-cash issuance of common stock for induced conversion of Series A convertible preferred stock	$47,656	$—
Non-cash modification of warrants	$3,577	$—
Insurance financed through insurance notes payable	$—	$3,293
Non-cash mortgage resolution	$12,991	$—
Non-cash property and equipment disposed in mortgage resolution	$(9,486)	$—
Non-cash additions of property and equipment	$1,545	$1,180
Non-cash right-of-use assets	$1,053	$643
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is one of the largest, pure-play owner-operators and investors in U.S. senior living communities, with a focus on independent living, assisted living and memory care communities and services for senior adults. As of June 30, 2026, the Company owned, managed or was invested in 164 senior housing communities with over 16,500 total units1 across 35 states, including 152 owned senior housing communities (inclusive of 48 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party. On March 11, 2026, the Company completed its previously announced merger with CNL Healthcare Properties, Inc. (“CHP”). See “Note 2–CHP Merger.”
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of Sonida Senior Living, Inc., its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. The Company reports investments in unconsolidated entities whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.
The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. As of June 30, 2026, the Company has a joint venture, Stone JV LLC (“Stone JV”), which is treated as an unconsolidated entity. As of June 30, 2026, the Company owns a preferred equity investment in Parc Traditions, LP (“Parc LP”) which is treated as an unconsolidated entity. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
As of June 30, 2026, the Company was a 51% owner in one joint venture (the “Palatine JV”) with affiliates of Palatine Capital Partners (“Palatine”). The Company has evaluated its investment in the Palatine JV under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JV into its consolidated financial statements for the periods ended June 30, 2026 and December 31, 2025. Prior to March 31, 2026, the Company was a 51% owner in two joint ventures with Palatine. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
Interim Unaudited Financial Information
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC. The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

present fairly our condensed consolidated financial position as of June 30, 2026 and December 31, 2025, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2026 and 2025.
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
Financing of the Merger Transactions
On December 29, 2025, the Company amended and restated its revolving credit facility (as further amended on March 5, 2026, the “A&R Credit Agreement”) to, among other things, provide for permanent debt financing (“Permanent Financing”) to fund a portion of the cash consideration necessary for the CHP Merger, which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between Secured Overnight Financing Rate (“SOFR”) plus 1.35% margin and SOFR plus 2.00% margin, increased the number of participating lenders under the credit facility, and effected certain other changes (the “Revolving Credit Facility”). As of June 30, 2026, the available commitments under the Revolving Credit Facility had increased to $455.0 million. In addition, under the A&R Credit Agreement, the Company incurred $525.0 million in new term loans in two equal tranches (the “Term Loan Facility”). The Term Loan Facility is comprised of a three-year tranche that matures on March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin. The A&R Credit Agreement has a $320.0 million accordion feature to provide for future liquidity needs of the Company. During March 2026, the Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the three-year tranche Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a SOFR-based interest rate cap of 4.50%. In June 2026, the Company entered into a SOFR-based interest rate swap (“IR Swap”) to reduce the exposure to the variable interest rate fluctuations associated with the five-year tranche Term Loan Facility. The IR Swap has an aggregate notional amount of $287.5 million, a 57-month term, and is structured as a floating to fixed swap with a fixed rate of 4.105%.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company obtained $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”). The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Permanent Financing and the Bridge Facility are subject to customary guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements. See “Note 8–Debt.”
On March 30, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, obtained an additional $25.0 million on the Revolving Credit Facility in order to repay $50.0 million of loans outstanding under the Bridge Facility.
On May 7, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and an additional $25.0 million on the Revolving Credit Facility in order to repay the $50.0 million of loans outstanding under the Bridge Facility.
As of June 30, 2026, the Term Loan Facility had $575.0 million outstanding split equally into a three-year tranche and a five-year tranche, the Revolving Credit Facility had $258.0 million outstanding, and the Bridge Facility had $170.0 million outstanding. On August 7, 2026, the Company paid off the Bridge Facility with additional financing. See “Note 18–Subsequent Events.”
In connection with the Merger Transactions, the Company has incurred $4.8 million and $30.9 million of transaction costs for the three and six months ended June 30, 2026, respectively, which are included in Transaction, transition and restructuring costs on the condensed consolidated statements of operations.
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

The following table provides a summary of the preliminary purchase price allocation by major categories of assets acquired and liabilities assumed based on their respective estimated fair values as of March 11, 2026 (in thousands):

March 11, 2026
Total preliminary purchase price	$1,762,641
Assets:
Cash and cash equivalents	$77,820
Accounts receivable	5,897
Prepaid expenses and other	6,137
Property and equipment	1,480,886
Intangible assets	186,233
Other assets	306
Total assets acquired	$1,757,279
Liabilities:
Accounts payable	$8,346
Accrued expenses	14,788
Deferred income	21,502
Federal and state income taxes payable	738
Other current liabilities	1,974
Total liabilities assumed	$47,348
Estimated preliminary fair value of net assets acquired	$1,709,931
Goodwill	$52,710
During the three months ended June 30, 2026, the Company recorded a measurement period adjustment to its initial preliminary purchase price allocation as a result of further refining its estimates and assumptions related to the valuation. The adjustment resulted in an increase to amounts allocated to property and equipment and intangible assets of $8.8 million and $2.4 million, respectively, with a corresponding decrease to goodwill of $11.2 million. The effect of the adjustment is reflected in the table above and in the unaudited pro forma financial information below. The impact of the adjustment to previously reported earnings was immaterial.
As of June 30, 2026, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, intangible assets and liabilities, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the condensed consolidated financial statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
All of the goodwill totaling $52.7 million has been allocated to the Company’s single reportable segment. The recognized goodwill is attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from senior living property management and community and vendor relationships following the closing of the CHP Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
The intangible assets represent in-place leases that will be amortized over a weighted average period of 36-months.
Merger-Related Costs
During the three and six months ended June 30, 2026, the Company incurred $4.8 million and $30.9 million, respectively, of merger-related costs, which primarily related to advisory, legal, accounting, tax, and transition service arrangement costs. These merger-related costs are included in Transaction, transition and restructuring costs on the condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
The condensed consolidated statements of operations for the three months ended June 30, 2026 include $104.2 million of revenues and $10.1 million of net loss associated with the results of operations of CHP. The condensed consolidated statements of operations for the six months ended June 30, 2026 include $127.1 million of revenues and $12.3 million of net loss associated with the results of operations of CHP from March 11, 2026 to June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$207,648	$190,945	$410,267	$378,514
Net loss	$(24,987)	$(20,766)	$(57,904)	$(93,414)
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the CHP Merger had been completed on January 1, 2025, including transaction costs and other merger-related costs of $24.9 million which were excluded from the unaudited pro forma financial information for the six months ended June 30, 2026, but included for the six months ended June 30, 2025. The six months ended June 30, 2025 also includes $14.5 million of transaction costs that were recognized during the year ended December 31, 2025.
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
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$48,709	$11,008
Restricted cash:
Property tax and insurance reserves	5,534	6,606
Lender reserves	2,811	3,780
Capital expenditures reserves	4,878	5,354
Deposits pursuant to outstanding letters of credit	3,524	3,524
Total restricted cash	16,747	19,264
Total cash, cash equivalents, and restricted cash	$65,456	$30,272
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments on long-lived assets during the six months ended June 30, 2026 and 2025.
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
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in other assets, net in our condensed consolidated balance sheets. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term in our condensed consolidated statements of operations. As the rates implicit in our leases are not readily determinable, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component.
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
Upon the acquisition of new communities accounted for as an acquisition of assets, we recognize the assets acquired and the liabilities assumed as of the acquisition date, measured at their relative fair values using Level 3 inputs at the date of acquisition including replacement costs and market data, as well as Level 3 inputs including estimates of appropriate discount rates and capitalization rate once we have determined the fair value of each of these assets and liabilities. Relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, and identified intangible assets and liabilities. Above-market and below-market in-place lease values are recorded based on the net present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Sonida’s estimate of the fair market lease rates for the corresponding in-place lease measured over a period equal to the remaining non-cancelable terms of the leases (including the below-market fixed-rate renewal period, if applicable). Favorable above-market in-place leases represent the value of the contractual monthly rental payments that are more than the current market rent at communities as acquired in recent acquisitions. Unfavorable below-market in-place leases represent the value of the contractual monthly rental payments that are less than the current market rent at communities as acquired in recent acquisitions. Above-market and below-market in-place leases are amortized to resident revenue on a straight-line basis over their estimated remaining lease terms, and are included in other long-term liabilities on the consolidated balance sheets. Additionally, acquired in-place lease intangibles represent market estimates to lease up the property based on leases in place at the time of acquisitions. These in-place lease intangibles are amortized to depreciation and amortization expense on a straight-line basis over their estimated remaining lease terms and are included in intangible assets, net on the condensed consolidated balance sheets.
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
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount including goodwill exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. The Company has not had any goodwill impairments.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred income. Community fees are recognized evenly over the term of the residency agreements, which are generally 12 months. The Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling $11.0 million and $7.3 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. As of June 30, 2026, $7.1 million of deferred revenue has been recognized from the year ended December 31, 2025. As of June 30, 2025, $5.2 million of deferred revenue was recognized from the year ended December 31, 2024.
Revenues from Medicaid programs accounted for 5.3% and 7.8% of the Company’s revenue for the three months ended June 30, 2026 and 2025, respectively. Revenues from the Medicaid program accounted for approximately 5.7% and 8.1% of the Company’s revenue for the six months ended June 30, 2026 and 2025, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report.
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
Rental income is recorded on an accrual basis and includes rental income that is recorded on the straight-line basis over the terms of the leases. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term. The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent located in Other assets in the condensed consolidated balance sheets. Resident revenue also includes amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases. Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.
Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time such amounts are earned and are included in resident revenue in the consolidated statements of operations.

Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.
Operating Leases
As of June 30, 2026, the Company owned 15 senior housing properties that were leased to third-party tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.
Under the terms of the triple-net lease agreements, each tenant is required to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.
As of June 30, 2026, the Company’s triple-net operating leases had a weighted average remaining lease term of 4.8 years based on annualized base rents expiring between 2030 and 2032. The Company’s tenants hold options to extend the lease terms for five-year periods, which are generally subject to terms and conditions similar to those provided under the initial lease term, including rent increases. The reported lease term is determined based on the non-cancellable periods of the Company’s leases unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.
The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the remainder of 2026, each of the next four years and thereafter as of June 30, 2026 (in thousands):

2026	$14,139
2027	28,598
2028	29,171
2029	29,756
2030	18,667
Thereafter	12,837
Total future minimum lease payments	$133,168

Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Resident accounts receivable are reported net of an allowance for credit losses of $6.6 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively, and represent the Company’s estimate of the amount that will ultimately be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (30), Ohio (17), Indiana (12), and Florida (11) which represented approximately 22%, 9%, 6%, and 8% respectively, of our resident revenues for the three months ended June 30, 2026 and approximately 22%, 14%, 10%, and 9% respectively, of our resident revenues for the six months ended June 30, 2026.
We had a concentration of owned properties operating in Texas (19), Ohio (12), Indiana (12), and Florida (8) which represented approximately 22%, 18%, 13%, and 10% respectively, of our resident revenues for the three months ended June 30, 2025 and approximately 22%, 18%, 13%, and 9% respectively, of our resident revenues for the six months ended June 30, 2025.

Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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
Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were affected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the year ended December 31, 2025, the Department of Treasury notified the Company of ERCs awarded under the CARES Act. The Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized gross ERC received of $0.6 million and $8.8 million of other income (expense), net on the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively. The Company recognized gross ERC received of none and $8.8 million of other income (expense), net on the condensed consolidated statement of operations for the three months ended June 30, 2026 and 2025, respectively.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of June 30, 2026, our derivative instruments consisted of interest rate caps and interest rate swaps that were not designated as hedge instruments. As of December 31, 2025, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 16–Derivatives and Hedging.”
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
4. Investments, Acquisitions and Assets Held for Sale
Investment in Parc LP Unconsolidated Entity and Community Purchase Call Option

In April 2026, the Company purchased a preferred equity investment in Parc LP totaling $1.8 million with a community purchase call option totaling $1.0 million. The preferred equity investment carries a 15% annual non-compounding coupon. The preferred equity investment is included in investment in unconsolidated entities and the purchase call option is included in other assets, net in the condensed consolidated balance sheets.
The Company has evaluated its investment in Parc LP under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in Parc LP was $1.8 million as of June 30, 2026.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and six months ended June 30, 2026, there were no impairments with respect to the Company’s investment in Parc LP.
Investment in Consolidated VIE
The Company has a joint venture with affiliates of Palatine Capital Partners (“Palatine”). Prior to March 31, 2026, it included four communities owned by subsidiaries of Palatine under two joint ventures.
On March 31, 2026, the Company purchased the noncontrolling interest from Palatine of one of its joint ventures for a purchase price of $2.1 million and assumed the mortgage of $1.7 million on the community. As of June 30, 2026, the mortgage on this community has been repaid.
As of June 30, 2026, the Company is a 51% owner in the remaining Palatine joint venture. The noncontrolling interest of the Palatine JV is included in the Company’s condensed consolidated balance sheets.
Investment in Stone Unconsolidated Entity
The Company has a joint venture with KZ Stone Investor LLC (the “Stone JV”) which owns four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of June 30, 2026. Sonida owned a 32.71% noncontrolling interest in the Stone JV as of June 30, 2026. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the VIE are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in the Stone JV was $20.8 million as of June 30, 2026. The carrying amount of the Company's investment in the unconsolidated venture was $8.8 million as of December 31, 2025. For the six months ended June 30, 2026, the Company received a return of its investment of $11.1 million in its unconsolidated entity. For the six months ended June 30, 2025, the Company received $0.4 million as a return on the Company’s investment in the Stone JV. See “Note 14–Related Party Transactions” for refinancing of the Stone JV debt.

The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and six months ended June 30, 2026 and 2025, there were no impairments with respect to the Company’s investment in the Stone JV.
Assets and Liabilities Held for Sale
As of June 30, 2026, the Company classified one community as held for sale in its condensed consolidated balance sheets in accordance with ASC 360. Additionally, the Company completed the sale of one of its communities in June 2026 that was previously classified as held for sale as of December 31, 2025. See “Note 8–Debt”.
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
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Assets held for sale
Land	$586	$550
Land improvements	174	108
Buildings and building improvements	16,182	15,191
Furniture and equipment	623	748
Automobiles	19	11
Other	64	175
Accumulated depreciation and amortization	(8,108)	(7,330)
Total assets held for sale	$9,540	$9,453

Liabilities held for sale
Fixed rate mortgage note payable	$13,539	$13,021
Accrued expenses	185	453
Deferred income	149	55
Total liabilities held for sale	$13,873	$13,529

5. Property and Equipment, net
As of June 30, 2026 and December 31, 2025, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	June 30, 2026	December 31, 2025
Land	NA	$203,988	$75,952
Land improvements	5 to 20 years	82,612	36,313
Buildings and building improvements	10 to 40 years	2,263,040	1,007,562
Furniture and equipment	5 to 10 years	123,088	76,098
Automobiles	5 to 7 years	6,016	3,486
Other	5 to 10 years	6,558	2,794
Construction in progress	NA	1,179	1,463
Total property and equipment		$2,686,481	$1,203,668
Less accumulated depreciation and amortization		(497,848)	(467,480)
Total property and equipment, net		$2,188,633	$736,188

The Company recognized depreciation and amortization expense on its property and equipment of $24.9 million and $11.3 million for the three months ended June 30, 2026 and 2025, respectively, and $38.8 million and $22.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, property and equipment, net included $1.5 million and $1.2 million, respectively, of capital expenditures which had been incurred but not yet paid.
There were no impairments of long-lived assets for the six months ended June 30, 2026 and June 30, 2025.
6. Intangible Assets, Net and Goodwill
Intangible assets, net represents in-place leases purchased with acquired communities and businesses.

A portion of the purchase price for the Company’s acquisitions has been allocated to in-place leases. The intangible assets are amortized on a straight-line basis over their estimated useful lives from the date of acquisition. The intangible assets, net balance is as follows (in thousands):

	June 30, 2026	December 31, 2025	Weighted Average Life Remaining (in years)
In-place leases, gross	$220,432	$34,199
Accumulated amortization	(38,722)	(14,456)
Intangible assets, net	$181,710	$19,743	2.6
Amortization expense for intangible assets was $18.3 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $24.3 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively. Expected future amortization expense of intangible assets as of June 30, 2026 is as follows (in thousands):

Future amortization:
2026, remaining	$36,172
2027	69,580
2028	62,369
2029	12,708
2030	579
Thereafter	302
Total amortization	$181,710
Goodwill represents acquired goodwill from the Company’s CHP Merger. See “Note 2–CHP Merger.”
The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance at December 31, 2025	$—
Goodwill acquired	52,710
Balance at June 30, 2026	$52,710

7. Accrued Expenses
The following is a summary of accrued expenses as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$24,163	$17,877
Accrued interest (1)	6,303	7,096
Accrued taxes	13,218	9,068
Accrued professional fees (2)	10,760	31,561
Accrued other expenses	5,411	6,061
Total accrued expenses	$59,855	$71,663
__________
(1) Includes $3.4 million and $3.9 million of deferred interest as of June 30, 2026 and December 31, 2025, respectively, in connection with the Federal National Mortgage Association loan modification.
(2) Includes loss contingencies of $7.5 million and $6.5 million as of June 30, 2026 and December 31, 2025, respectively, and accrued professional fees in connection with the CHP Merger of $1.2 million and $23.4 million as of June 30, 2026 and December 31, 2025, respectively.

8. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		June 30, 2026	December 31, 2025
	Maturity Date	June 30, 2026	December 31, 2025
Revolving credit facility	2030	5.7%	6.6%	$258,000	$95,050
Fixed rate mortgage notes payable	2026 to 2045	4.6%	4.6%	374,352	384,764
Variable rate mortgage notes payable (1)	2026 to 2029	5.7%	5.9%	64,153	67,611
Ally term loan (1)	2028	6.3%	6.5%	122,000	122,000
Term loan facilities (1)	2029 to 2031	5.7%	N/A	575,000	—
Bridge facility (2)	2027	5.9%	N/A	170,000	—
Notes payable - consolidated VIE	2026 to 2027	6.4%	6.6%	19,933	21,690
Notes payable - insurance	2026	N/A	5.6%	—	2,004
Total debt				1,583,438	693,119
Deferred loan costs, net				11,886	3,378
Total debt, net of deferred loan costs				1,571,552	689,741
Current portion of debt				16,138	7,291
Long-term debt, net				$1,555,414	$682,450
(1) See “Note 15–Fair Value Measurements” for interest rate cap and interest rate swap agreements on variable rate mortgage notes payable.
(2) Subsequent to June 30, 2026, the Company repaid the Bridge Facility with new financing and reclassified the Bridge Facility to long-term debt, net. See “Note 18–Subsequent Events.”

The following schedule summarizes our debt payable as of June 30, 2026 (in thousands):

Principal payments due in:
2026	$4,471
2027	195,917
2028	134,175
2029	682,999
2030	258,095
Thereafter	307,781
Total debt, excluding deferred loan costs	$1,583,438

As of June 30, 2026, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and revolving credit facility are based on SOFR plus an applicable margin. As of June 30, 2026, the one-month SOFR was 3.7% and the applicable margins ranged from 1.0% to 2.7%.
As of June 30, 2026, we had property and equipment with a net carrying value of $544.1 million that was secured by outstanding notes payable. In addition, as of June 30, 2026, we had property and equipment with a net carrying value of $1,615.1 million secured by the revolving credit facility, term loan facility and bridge facility.
Debt Financing of the CHP Merger
In order to fund a portion of the cash consideration required for the CHP Merger, the Company obtained permanent debt financing of $930.0 million, with an accordion feature that allows Sonida to increase the facilities up to $1.25 billion. On December 29, 2025, the Company amended and restated its revolving credit facility and on March 5, 2026 increased the borrowing amount (collectively, the “A&R Credit Agreement”), which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other changes (the “Revolving Credit Facility”). In addition, the Company incurred $525.0 million in permanent term loans under the A&R Credit Agreement in two equal tranches (the “Term Loan Facility”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loan Facility is comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the three-year tranche Term Loan Facility. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a cap rate of 4.50%. The Company entered into a SOFR-based interest rate swap (“IR Swap”) to reduce the exposure to the variable interest rate fluctuations associated with the five-year tranche Term Loan Facility. The IR Swap has an aggregate notional amount of $287.5 million, a 57-month term and is structured as a floating to fixed swap with a fixed rate of 4.105%. Upon consummation of the CHP Merger, the $150.0 million revolving credit facility was replaced with a new $405.0 million revolving credit facility under the A&R Credit Agreement, which was subsequently increased to $455.0 million.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”), which has been reduced to $170.0 million as of June 30, 2026. The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. No principal payments for the Bridge Facility are due until maturity. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement.
On March 30, 2026, the Company incurred an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, incurred an additional $25.0 million on the Revolving Credit Facility and used those proceeds to repay $50.0 million of loans outstanding under the Bridge Facility.
On May 7, 2026, the Company incurred an additional $25.0 million in permanent term loans under the Term Loan Facility, and an additional $25.0 million on the Revolving Credit Facility used those proceeds to repay the $50.0 million of loans outstanding under the Bridge Facility.
As of June 30, 2026, the Term Loan Facility increased to $575.0 million in term loans in two equal tranches, the Revolving Credit Facility increased to a commitment of $455.0 million, and the Bridge Facility decreased to $170.0 million.
On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally Bank (“Ally Term Loan”). See “Note 18–Subsequent Events.” Subsequent to quarter end, the Company repaid the Bridge Facility balance with proceeds from the Ally Term Loan. Accordingly, the $170.0 million Bridge Facility balance outstanding as of June 30, 2026 was classified as long-term debt.
Senior Secured Revolving Credit Facility
As of June 30, 2026, $258.0 million of borrowings were outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.7%, which was secured by 83 of the Company’s senior living communities. During the six months ended June 30, 2026, the Company borrowed $307.5 million under the Revolving Credit Facility and repaid $144.6 million of borrowings. As the borrowing capacity increased in connection with the refinancing, fees on the refinancing and remaining unamortized fees on the Revolving Credit Facility were deferred and amortized over the remaining term with no gain or loss on debt modification or extinguishment recognized. The Company incurred $5.9 million of deferred loan costs related to its Revolving Credit Facility during the six months ended June 30, 2026. As of June 30, 2026, the Company had an additional borrowing capacity of up to $197.0 million under the Revolving Credit Facility. See “Note 2–CHP Merger” for a discussion on the change in finance structure. See “Note 18–Subsequent Events.”
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally Bank (“Ally”) with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The amendment resulted in the removal of one lender from the loan commitment. Following this amendment, only one member remains under the facility. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities, which included 18 communities under the then-existing Ally term loan agreement, as well as the Alpharetta community acquired in June 2025. Two additional draws of $7.5 million each will become available subject to achieving certain debt yields and debt service coverages ratios. The 2025 Ally Term Loan has a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based stepdown to a 2.45% margin). As of June 30, 2026, the Company has $122.0 million outstanding under the 2025 Ally Term Loan, which has a maturity date of August 2028. The Company has the ability to request an increase in the term loan up to $40.0 million to finance additional properties subject to lender due diligence and review. See “Note 18–Subsequent Events.”
Mortgage Loan Extinguishment
On June 30, 2026, we completed the sale of one of our communities for a purchase price of $9.4 million. At the time of the sale, the community had an outstanding loan principal balance of $13.0 million. As part of the sale, the mortgage lender agreed to accept payment from the buyer and forgave the remaining balance due on the loan and $0.4 million of accrued interest. The transaction resulted in a gain on extinguishment of debt of $3.9 million for the three and six months ended June 30, 2026.
Notes Payable - Consolidated VIE
As of June 30, 2026, the Company had $19.9 million of mortgage debt outstanding related to the Palatine JV. The mortgages have a weighted average interest rate of 6.4% and terms ranging from 2026 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JV entered into a SOFR-based IRC to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Fannie Mae Loan Modification
In December 2024, the Company and certain of its subsidiaries entered into an amendment to its multifamily loan and security agreements with Federal National Mortgage Association (“Fannie Mae”). The amendment amended the terms of each of the loan agreements with Fannie Mae relating to 18 of the Company’s senior living communities and extended the maturity dates of each loan from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns. The Company has made $4.0 million in principal payments as of June 30, 2026 and is scheduled to pay $3.0 million in November 2026 and November 2027.
Deferred Loan Costs
As of June 30, 2026 and December 31, 2025, the Company had gross deferred loan costs of $24.1 million and $12.5 million, respectively, related to notes payable. During the six months ended June 30, 2026, the Company incurred an additional $11.8 million in gross deferred loan costs in relation to the debt financing of the CHP Merger and the related Term Loan Facility and Bridge Facility. Accumulated amortization was $12.1 million and $9.1 million as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026, the Company was in compliance with the financial covenants of its debt agreements.
9. Securities Financing
Increase in Authorized Shares of Common Stock
On February 26, 2026, following receipt of shareholder approval at the special meeting of the Company’s shareholders held on February 26, 2026, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the number of authorized shares of the Company’s common stock from 30,000,000 shares to 100,000,000 shares. The charter amendment became effective upon filing.
Merger Equity Financing

On March 11, 2026, the Company issued 4.1 million shares of common stock for $110.0 million, less $1.2 million in issuance costs, in a private placement transaction to entities affiliated with Conversant Capital, LLC and Silk.
See “Note 2–CHP Merger” for a discussion on the financing of our Merger Transactions which was completed on March 11, 2026.
At-the-Market Equity Offerings
On May 18, 2026, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with several investment banks relating to (a) the issuance and sale by the Company to or through its sales agents from time to time of shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and (b) the sale by forward sellers, acting as agents for the forward purchasers of shares of Common Stock (collectively, the “Shares”), with the Shares to be sold under the Distribution Agreement having an aggregate gross offering price of up to $250.0 million (the “ATM Program”).
Pursuant to the terms of the Distribution Agreement, sales of the Shares under the ATM Program may be made in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the Common Stock or to or through a market maker (which may include ordinary brokers’ transactions) or as otherwise agreed by us and the sales agents, at market prices at the time of sale. The Company will pay a 2% or lower commission on the sales based on the volume-weighted average price.
The offering of Shares under the ATM Program pursuant to the Distribution Agreement will terminate upon the earlier of (i) the sale of the maximum aggregate amount of the Shares subject to the Distribution Agreement, or (ii) termination of the Distribution Agreement as provided for therein.
See “Note 18–Subsequent Events” for the Company’s ATM sales transaction completed during July 1, 2026 and subsequent equity issuances.
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
As of June 30, 2026, the Company had no shares of Series A Preferred Stock outstanding.
The Series A Preferred Stock had an 11% annual dividend calculated on the original investment of $41.3 million accrued quarterly in arrears and compounded. Dividends were cumulative, and any declaration of dividends was at the discretion of the Company’s Board. If the Board did not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend was added to the liquidation preference of the Series A Preferred Stock and compounded quarterly thereafter. For the three and six months ended June 30, 2025, the Board declared and paid $1.4 million and $2.8 million in dividends on its Series A Preferred Stock, respectively. As of December 31, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.

The following schedule summarizes our Series A Preferred Stock as of June 30, 2026 and December 31, 2025 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2025	41	$51,249
Conversion of A convertible preferred stock	(41)	(51,249)
Balance as of June 30, 2026	—	$—

Outstanding Warrants

On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Preferred Investors, each evidencing the right to purchase one share of common stock at a price per share of $40.00 and with an exercise expiration date of November 3, 2026. On March 11, 2026, the expiration date for the warrants held by Conversant was extended from November 3, 2026 to November 3, 2027. The Company had 1,031,250 outstanding warrants as of June 30, 2026 and December 31, 2025.
10. Revenue
Revenue for the three and six months ended June 30, 2026 and 2025 is comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Housing and support services	$182,654	$80,930	$288,934	$159,341
Community fees	966	583	1,947	1,117
Ancillary services	4,403	332	5,569	642
Resident revenue	188,023	81,845	296,450	161,100
Rental income	7,506	—	9,201	—
Management fee income	1,185	1,134	2,330	2,195
Managed community reimbursement revenue	10,934	10,546	22,299	22,153
Total revenues	$207,648	$93,525	$330,280	$185,448
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net loss per common share calculation:
Net loss attributable to Sonida shareholders	$(24,464)	$(1,563)	$(65,692)	$(14,092)
Less: Dividends on Series A Preferred Stock	—	(1,409)	(1,093)	(2,818)
Less: Deemed dividend on induced conversion of Series A convertible preferred stock	—	—	(19,069)	—
Net loss attributable to common shareholders	$(24,464)	$(2,972)	$(85,854)	$(16,910)
Weighted average shares outstanding — basic	46,806	18,093	35,987	18,070
Basic net loss per share	$(0.52)	$(0.16)	$(2.39)	$(0.94)

Diluted net loss per common share calculation:
Net loss attributable to common shareholders	$(24,464)	$(2,972)	$(85,854)	$(16,910)
Weighted average shares outstanding — diluted	46,806	18,093	35,987	18,070
Diluted net loss per share	$(0.52)	$(0.16)	$(2.39)	$(0.94)

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2026	2025	2026	2025
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	46,806	18,093	35,987	18,070
Weighted average shares outstanding — diluted	46,806	18,093	35,987	18,070
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2026	2025	2026	2025
Warrants	1,031	1,031	1,031	1,031
Series A Preferred Stock (if converted)	—	1,281	611	1,281
Restricted stock awards	557	784	607	834
Restricted stock units	1,555	113	1,024	60
Stock options	10	10	10	10
Total	3,153	3,219	3,283	3,216

12. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align shareholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
On March 11, 2026, the Company granted 1,137,500 performance stock unit awards (“PSUs”) to certain key employees, pursuant to the Company’s 2019 Omnibus Stock and Incentive Plan, as amended (the “Plan”) in connection with the closing of the CHP Merger. The PSUs are subject to a performance period that begins on March 11, 2027 and ends on March 11, 2030 (the “Performance Period”). During the Performance Period, PSUs will be earned and become vested upon the achievement of stock price hurdles measured by reference to the VWAP per share of the Company’s common stock for thirty (30) consecutive trading days (the “Vesting Stock Price”). The PSUs are allocated equally across three tranches, which can be earned during the Performance Period if the Vesting Stock Price meets or exceeds $40.11, $53.48 and $66.85 per share hurdles. The PSU grants had a fair value of $32.8 million.
The Company recognized $2.2 million and $1.2 million in stock-based compensation expense for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized $4.6 million and $2.2 million in stock-based compensation expense for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, the Company had $45.8 million in unrecognized stock compensation expense which will be recognized over approximately 1.39 years.

13. Commitments and Contingencies
As of June 30, 2026, the Company had contractual commitments of $7.5 million related to future renovations and technology enhancements to its communities.
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
As of June 30, 2026, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly, the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.
During the six months ended June 30, 2026, in connection with the CHP Merger, several lawsuits were filed by purported shareholders of the Company and purported shareholders of CHP against the Company, members of the Company’s Board, CHP, and/or members of the CHP’s board of directors challenging the disclosures made in the Company’s Registration Statement on Form S-4 filed with the SEC (as amended) on January 2, 2026. No loss contingency was recorded for these matters as of June 30, 2026 as the Company believed that losses related to the lawsuits were remote.
The Company has accrued a total of $7.5 million as of June 30, 2026 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the condensed consolidated balance sheet. In addition, insurance receivables for these claims have been recorded totaling $5.1 million as of June 30, 2026, which is included in accounts receivable on the condensed consolidated balance sheet.

14. Related Party Transactions
Conversant
During the six months ended June 30, 2026, the Conversant Investors purchased an additional 3,739,716 shares of common stock of the Company for $100.0 million in a private placement. See “Note 9–Securities Financing.”
During the six months ended June 30, 2026, the Company entered into certain agreements with Conversant Investors in connection with the CHP Merger. See “Note 2–CHP Merger.”
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
Stone Joint Venture
As of June 30, 2026, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 4–Investments, Acquisitions and Assets Held for Sale.” During the six months ended June 30, 2026, the Company received a return of its investment of $11.1 million in the Stone JV.
In May 2026, the Stone JV refinanced its then-existing note payable totaling $34.0 million, secured by the four owned communities. The new financing consists of $70.0 million of variable rate demand multifamily housing revenue bonds, backed by an irrevocable $70.9 million letter of credit covering principal and accrued interest. On the date of issuance, origination and underwriting fees of $0.6 million were paid in consideration of the issuance of the letter of credit, with additional maintenance fees of 2.85% per annum on the outstanding letter of credit amount to be paid in monthly installments. The Company received excess net proceeds from the financing based on its respective membership percentage interests, which is listed above. The new financing has a 20-year term, a variable interest rate of 3.7% on the bonds, and a 2.85% maintenance fee on the letter of credit. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Stone JV loans were $70.0 million and $35.0 million, respectively. The Company has guaranteed $17.7 million of the outstanding balance of the JV loan as of June 30, 2026.
Palatine Joint Venture
For the six months ended June 30, 2026, the Company managed three communities owned by subsidiaries of Palatine in a joint venture under a management agreement and also provided reporting services for the joint venture. On March 31, 2026, the Company purchased the noncontrolling interest of one of the two joint ventures and the community is wholly owned by Sonida as of that date. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
Parc Communities LLC
In April 2026, the Company purchased a preferred equity investment in Parc LP totaling $1.8 million with a purchase call option in a community owned by the entity totaling $1.0 million. The preferred equity investment carries a 15% annual non-compounding coupon. The general partner of Parc Tradition LP is Parc Communities LLC, which is a third-party manager of two of our communities.

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses interest rate cap and interest rate swap arrangements with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of June 30, 2026 and December 31, 2025, we had interest rate cap and interest rate swap agreements with an aggregate notional value of $744.2 million and $194.2 million, respectively. The fair value of these derivative assets as of June 30, 2026 and December 31, 2025 was $4.4 million and $0.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 16– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities, were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt, excluding deferred loan costs	1,583,438	1,443,837	693,119	661,756
Liabilities held for sale [1]	13,597	12,431	13,021	12,643
1 Notes payable on one community that was classified as held for sale as of December 31, 2025. This community was sold as of June 30, 2026. Also, notes payable, excluding deferred loan costs, on another community was classified as held for sale as of June 30, 2026.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the Company’s assets measured at fair value on a non-recurring basis were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Assets held for sale	9,540	9,540	9,453	9,453

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
During March 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $262.5 million for a premium of $0.6 million, to reduce exposure to interest rate fluctuations associated with the term loan tranche maturing in three years. The interest rate cap has a 36-month term and caps SOFR at 4.50%.
During May 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $9.4 million for $0.1 million in connection with a loan related to a 2024 acquisition of a community located in Macedonia, Ohio. The interest rate cap has a 36-month term and effectively caps SOFR at 4.50%.
During June 2026, the Company entered into a SOFR-based IR Swap transaction for an aggregate notional amount of $287.5 million to reduce exposure to interest rate fluctuations associated with the term loan tranche maturing in five years at no cost to the Company. The interest rate swap is structured as floating to fixed with a fixed interest rate of 4.105% and a 57-month term. The Company has the option to early terminate the IR Swap beginning in June 2027 for up to 4.5% of the notional amount outstanding.
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2026
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value [1]	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$456,690	$2,091	$—	$—
Interest rate swap (SOFR-based)	$287,500	$2,281	$—	$—
Total derivatives, net	$744,190	$4,372	$—	$—

1 Of this amount, $0.3 million is presented on the condensed balance sheet as Current assets - derivative assets and $4.1 million is Other assets, net.

	December 31, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$194,190	$72	$—	$—
Total derivatives, net	$194,190	$72	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative not designated as hedge
Gain (loss) on derivatives not designated as hedges included in interest expense	$2,664	$(291)	$3,057	$(781)

17. Segment Information
Each of our communities is identified as individual operating segments and we combine them into a single reportable segment for reporting purposes under ASC 280. We measure the segment based on resident revenue less community operating expense, (adjusted for various non-recurring non-operating community expenses), which we define as community net operating income (“NOI”), as well as some key performance indicators such as weighted average occupancy and a measurement of average rent per available unit. All other operating segments represent the managed communities, which consist of management fee income and the related managed community reimbursement revenues and expenses.
Our Chief Executive Officer is our chief operating decision maker (“CODM”), who organizes our company, manages resource allocations and measures performance among our one reportable segment. The CODM uses community NOI by property to allocate operating and capital resources and assesses performance of the segment by comparing actual NOI results to historical results and previously forecasted financial information. Our CODM manages our business by reviewing annual forecasts and segment results on a monthly basis. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The total investment in equity method investments and capital expenditures are presented on the consolidated financial statements.
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment revenue– resident revenue	$188,023	$81,845	$296,450	$161,100
Community operating expense:
Labor	85,678	39,331	138,050	77,630
Food	8,367	3,839	13,193	7,267
Utilities	6,325	3,525	11,517	7,526
Other community operating expense (1)	31,513	13,914	50,479	27,300
Total community operating expense	131,883	60,609	213,239	119,723
Total community net operating income	$56,140	$21,236	$83,211	$41,377
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenue to consolidated total revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenue– resident revenue	$188,023	$81,845	$296,450	$161,100
All other non-segment revenue:
Rental income	7,506	—	9,201	—
Management fee income	1,185	1,134	2,330	2,195
Managed community reimbursement revenue	10,934	10,546	22,299	22,153
Total revenues	$207,648	$93,525	$330,280	$185,448

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment net operating income	$56,140	$21,236	$83,211	$41,377
Rental income	7,506	—	9,201	—
Management fee income	1,185	1,134	2,330	2,195
Other operating expenses	(3,147)	(811)	(4,467)	(2,111)
General and administrative expense	(14,351)	(9,729)	(24,814)	(18,201)
Transaction, transition and restructuring costs	(4,775)	(461)	(30,869)	(1,071)
Depreciation and amortization expense	(43,183)	(13,646)	(63,143)	(27,332)
Third-party property management fees	(4,836)	—	(5,884)	—
Interest income	321	986	540	1,228
Interest expense	(22,508)	(9,271)	(35,341)	(18,717)
Gain on extinguishment of debt, net	3,871	—	3,871	—
Loss from equity method investment	(604)	(383)	(812)	(713)
Other income (expense), net	(15)	9,063	539	8,513
Provision for income taxes	(325)	(91)	(533)	(166)
Net loss	$(24,721)	$(1,973)	$(66,171)	$(14,998)
18. Subsequent Events
At-the-Market Equity Offerings
Subsequent to the quarter ended June 30, 2026, the Company sold 671,732 shares of common stock pursuant to its ATM Program at a weighted average price of $41.05 per share for $27.3 million in net proceeds.
Sale of IRC
In July 2026, the Company sold an IRC with a notional value of $262.5 million for $1.3 million. Proceeds of this sale were used to purchase an IR Swap with a notional value of $287.5 million for $1.3 million to reduce exposure to interest rate fluctuations associated with the term loan tranche maturing in three years.
Ally Financing
On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally Bank which provides up to $380.0 million in borrowings. At closing, the Company drew $372.5 million on the Ally Term Loan and will have a delayed draw of $7.5 million available subject to achieving certain debt yields and debt service coverage ratios. The funds were used to fully repay the existing $122.0 million term loan with Ally and the $170.0 million Bridge Facility, with the remaining net proceeds used to pay down $70 million on Revolving Credit Facility. The loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. The Ally Term Loan is secured by 28 of the Company’s communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as well as “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Quarterly Report on Form 10-Q to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2026 and 2025, and (ii) liquidity and capital resources of the Company.
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
As of June 30, 2026, the Company owned, managed or was invested in 164 senior housing communities with over 16,500 total units across 35 states, including 152 owned senior housing communities (inclusive of 48 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party.

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

Financial and Operational Highlights
Operations
For the three months ended June 30, 2026, the Company generated resident revenue of $188.0 million compared to resident revenue of $81.8 million for the three months ended June 30, 2025, representing an increase of 129.7%. The increase in revenue was primarily due to 54 additional senior housing operating properties (“SHOP”) acquired in the CHP Merger, 3 SHOP communities acquired in 2025, increased average rent rates, and increased occupancy.

During the six months ended June 30, 2026, the Company generated resident revenue of $296.5 million compared to $161.1 million during the six months ended June 30, 2025, representing an increase of 84.0%. The increase in revenue was primarily due to 54 additional SHOP communities, increased occupancy, increased average rent rates, and five additional communities that were acquired during 2025 and 2026.

Operating Leases
As of June 30, 2026, the Company owned 15 senior housing communities that were leased to third-party tenants under triple-net operating leases that it acquired as part of the CHP Merger. The operating leases generated $7.5 million and $9.2 million of rental income for the three and six months ended June 30, 2026. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of real estate taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Sonida is not involved in the property management of these communities.
Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee, and other customary terms and conditions. The Company managed 12 communities and 13 communities on behalf of a third party for the six months ended June 30, 2026 and 2025, respectively. The Company also managed four communities on behalf of an unconsolidated joint venture and three communities in consolidated joint ventures for the six months ended June 30, 2026.
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
Assets and Liabilities Held for Sale
As of June 30, 2026, the Company classified one community as held for sale in accordance with ASC 360 in its condensed consolidated balance sheets. The community has an executed purchase and sale agreement signed in May 2026. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “Note 4–Investments, Acquisitions and Assets Held for Sale” and “Note 18–Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Recent Financing
At-the-Market Equity Offerings
Subsequent to quarter end, the Company sold 671,732 shares of common stock pursuant to its ATM Program at a weighted average price of $41.05 for $27.3 million in net proceeds. See “Note 9–Securities Financing” in the Notes to condensed consolidated financial statements.
Ally Term Loan
On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally Bank (“Ally Term Loan”) which provides up to $380.0 million in borrowings. At closing, the Company drew $372.5 million on the Ally Term Loan and will have a delayed draw of $7.5 million available subject to achieving certain debt yields and debt service coverages ratios. The funds were used to fully repay the existing $122.0 million term loan with Ally and the $170.0 million on the Bridge Facility, with the remaining net proceeds used to pay down $70.0 million on the Revolving Credit Facility. The loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. The Ally Term Loan is secured by 28 of the Company’s communities. See “Note 18–Subsequent Events” in the Notes to Consolidated Financial Statements.
Senior Secured Revolving Credit Facility
As of June 30, 2026, the Company has an amended and restated revolving credit facility (the “Revolving Credit Facility”) which was used to fund a portion of the cash consideration necessary for the CHP Merger along with transaction costs and fund the future liquidity needs of the Company. The Revolving Credit Facility increased the available commitments to $455.0 million, extended the maturity to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other changes. See “Note 2–CHP Merger” in the Notes to condensed consolidated financial statements.
As of June 30, 2026, the Company has $258.0 million of borrowings outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.7%, which was secured by 83 of the Company's senior living communities. See “Note 8–Debt” in the Notes to condensed consolidated financial statements. See “Note 18–Subsequent Events” in the Notes to condensed consolidated financial statements.
Secured Term Loans
During the six months ended June 30, 2026, the Company obtained $575.0 million in permanent term loans in two equal tranches (the “Term Loans”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loans are comprised of a three-year tranche that matures March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loans are subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and are otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. The Term Loans are secured by 83 of the Company's senior living communities. The Company entered into a SOFR-based interest rate cap (“IRC”) to reduce exposure to the variable interest rate fluctuations associated with the Term Loans. The IRC has a total cost of $0.6 million, an aggregate notional amount of $262.5 million, a 36-month term and a SOFR-based interest rate cap of 4.50%. During June 2026, the Company entered into a SOFR-based interest rate swap (“IR Swap”) transaction for an aggregate notional amount of $287.5 million to reduce exposure to interest rate fluctuations associated with the term loan tranche maturing in five years at no cost to the Company. The interest rate swap is structured as floating to fixed with a fixed interest rate of 4.105% and a 57-month term. The Company has the option to early terminate the IR Swap beginning in June 2027 for up to 4.5% of the notional amount outstanding. See “Note 8–Debt” and “Note 18–Subsequent Events” in the Notes to condensed consolidated financial statements.

Secured Bridge Facility
In order to fund the remaining portion of the CHP Merger, the Company obtained a 364-day senior secured bridge facility (the “Bridge Facility”), which was funded on March 10, 2026 under our A&R Credit Agreement. As of June 30, 2026, the outstanding balance on the Bridge Facility was $170.0 million which was secured by 83 of the Company's senior living communities. The Bridge Facility matures on March 9, 2027 and is subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Bridge Facility is subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement. Subsequent to quarter end, the Company has paid off the Bridge Facility balance. See “Note 8–Debt” and “Note 18–Subsequent Events” in the Notes to condensed consolidated financial statements.
Mortgage Loan Extinguishment
On June 30, 2026, we completed the sale of one of our communities for a sales price of $9.4 million. At the time of the sale, the community had an outstanding loan principal balance of $13.0 million. As part of the sale, the mortgage lender agreed to accept payment from the buyer and forgave Sonida of the remaining balance due on the loan and $0.4 million of accrued interest. The transaction resulted in a gain on extinguishment of debt of $3.9 million for the three and six months ended June 30, 2026.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned, and operational for the full year in each year beginning as of January 1st of the prior year. The same-store community portfolio excludes the non same-store community portfolio. Our management uses same-store community operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition). In addition, some of the CHP SHOP communities were evaluated for inclusion in the Same-Store Portfolio and have been included by the Company for the applicable periods.
Non Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned and either (i) not operational or not owned for the full year in each year beginning as of January 1st of the prior year or (ii) have undergone or are undergoing strategic repositioning as a result of significant changes in the business model, care offerings, and/or capital re-investment plans, that in each case, have disrupted, or are expected to disrupt, normal course operations. These communities will be included in the Same-Store Portfolio once operating under normal course operating structures for the full year in each year beginning as of January 1st of the prior year. In addition, the CHP SHOP communities that were not included in the Same-Store Portfolio are included in the Non Same-Store Portfolio as if they were owned by the Company at the beginning of the applicable period.
Senior Housing / Senior Housing Operating Properties (SHOP) “Senior Housing” is defined as residential real estate assets designed to accommodate the needs of senior residents, including but not limited to independent living, assisted living, and memory care facilities. Within this category, “Senior Housing Operating Properties” (SHOP) refers exclusively to those properties in which the Company, directly or through third-party management agreements, maintains operational control and bears the associated risks and rewards of ownership, including but not limited to occupancy, revenue generation, and operating expenses. For the avoidance of doubt, this definition expressly excludes senior housing properties subject to triple net lease (“NNN”) agreements. Under such agreements, operational responsibilities, including property management, operating expenses, and financial performance, are borne solely by the lessee, and the Company’s involvement is limited to receiving fixed rental payments. As such, NNN Portfolio assets are not included within the scope of the SHOP portfolio.
NNN Portfolio is defined by the Company as wholly owned senior housing properties that are leased to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost for real estate taxes, utilities, insurance and ordinary repairs). The Company is not involved in property management.
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
Weighted Average Occupancy reflects the percentage of units at our owned communities being utilized by residents over a reporting period. We measure occupancy rates on both a consolidated community portfolio basis and a same-store community portfolio basis. Our management uses weighted average occupancy for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because it is a significant driver of our resident revenue performance.
This section includes the non-GAAP performance measure Adjusted EBITDA. See “—Non-GAAP Financial Measures” below for our definition of the measure and other important information regarding such measure, including reconciliations to the most comparable measure in accordance with GAAP.

Three months ended June 30, 2026 as compared to three months ended June 30, 2025
Summary Operating Results
The following table summarizes our overall operating results for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Net loss	$(24,721)	$(1,973)	$(22,748)	*
Resident revenue	188,023	81,845	106,178	129.7%
Community operating expense [1]	131,883	60,609	71,274	117.6%
Community net operating income [2]	56,140	21,236	34,904	164.4%
Adjusted EBITDA [2]	$48,841	$14,093	$34,748	246.6%
(1) Q2 2026 and Q2 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $3.1 million and $0.8 million, respectively.
(2) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the three months ended June 30, 2026 and 2025, including operating results and data for our segment portfolio.

	Three Months Ended
	June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	$ - %	%
Resident revenue	$188,023	$81,845	$106,178	129.7%
Total community operating expense [1]	131,883	60,609	71,274	117.6%
Total community net operating income	56,140	21,236	34,904	164.4%
Number of communities owned (period end) [2]	152	82	70	85.4%
Total average units	13,410	6,907	6,503	94.2%
RevPAR	$4,674	$3,950	$724	18.3%
Weighted average occupancy	86.5%	84.4%	2.1%	2.5%
RevPOR	$5,401	$4,679	$722	15.4%

Same-Store Operating Results [3]
Resident revenue	$157,139	$68,253	$88,886	130.2%
Community operating expense [1]	105,967	48,672	57,295	117.7%
Community net operating income	51,172	19,581	31,591	161.3%
Number of communities owned (period end)	111	68	43	63.2%
Total average units	11,159	5,706	5,453	95.6%
RevPAR	$4,694	$3,988	$706	17.7%
Weighted average occupancy	87.7%	85.3%	2.4%	2.8%
RevPOR	$5,350	$4,674	$676	14.5%
(1) Q2 2026 and Q2 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $3.1 million and $0.8 million, respectively.
(2) Excludes four unconsolidated communities.
(3) Q2 2026 excludes unconsolidated communities and 26 non same-store consolidated communities. Q2 2025 excludes 14 non same-store consolidated communities and 15 triple-net lease communities.

The increase in resident revenue was primarily attributable to an additional 54 SHOP communities acquired in connection with the CHP Merger, and a 17.7% increase in same-store RevPAR, comprised of a 14.5% increase in same-store portfolio RevPOR and a 240 basis point increase in same-store weighted average occupancy.

The increase in rental income of $7.5 million was derived from the 15 triple-net senior housing communities that were acquired in connection with the CHP Merger.
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
Expenses and Other

	Three Months Ended
	June 30,		Increase (Decrease)
(in thousands)	2026	2025	$ - %	%
Management fee income	$1,185	$1,134	$51	4.5%
General and administrative expense	14,351	9,729	4,622	47.5%
Transaction, transition and restructuring costs	4,775	461	4,314	935.8%
Depreciation and amortization expense	43,183	13,646	29,537	216.5%
Interest income	321	986	(665)	(67.4)%
Interest expense	(22,508)	(9,271)	(13,237)	142.8%
Gain on extinguishment of debt	3,871	—	3,871	—%
Other income (expense), net	$(15)	$9,063	$(9,078)	(100.2)%
General and administrative expense for the three months ended June 30, 2026 increased as compared to the three months ended June 30, 2025, primarily due to an increase in stock-based compensation of $0.9 million combined with an increase in labor and employee related expenses of $2.7 million, and an increase in other expenses of $1.0 million to support the Company’s growth initiatives.
Transaction, transition and restructuring costs increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The costs incurred during the three months ended June 30, 2026 primarily include legal, audit, banking and other costs to support the Company’s recent debt and restructuring activities in connection with the CHP Merger.
Depreciation and amortization expense for the three months ended June 30, 2026 increased as compared to the three months ended June 30, 2025, primarily due to additional expense related to the 54 additional SHOP communities acquired in 2026 and three acquired during 2025.
Interest expense for the three months ended June 30, 2026 increased as compared to the three months ended June 30, 2025, due to the incremental borrowings associated with the Company's recent CHP Merger.
Other income (expense), net for the three months ended June 30, 2026 decreased as compared to the three months ended June 30, 2025, primarily driven by a change of $8.8 million in other income for recognized gross employee retention credits received from Coronavirus Aid, Relief, and Economic Security Act (“CARES”) funding for businesses that had certain employee costs and were affected by the coronavirus pandemic.
Six months ended June 30, 2026 as compared to six months ended June 30, 2025
Summary Operating Results
The following table summarizes our overall operating results for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Net income (loss)	$(66,171)	$(14,998)	$(51,173)	341.2%
Resident revenue	296,450	161,100	135,350	84.0%
Community operating expense [1]	213,239	119,723	93,516	78.1%
Community net operating income [2]	83,211	41,377	41,834	101.1%
Adjusted EBITDA [2]	$70,370	$27,658	$42,712	154.4%
(1) Q2 2026 YTD and Q2 2025 YTD excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $4.5 million and $2.1 million, respectively.
(2) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the six months ended June 30, 2026 and 2025, including operating results and data for our segment portfolio.

	Six Months Ended
	June 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	$ - %	%
Resident revenue	$296,450	$161,100	$135,350	84.0%
Total community operating expense [1]	213,239	119,723	93,516	78.1%
Total community net operating income	83,211	41,377	41,834	101.1%
Number of communities owned (period end) [2]	152	83	69	83.1%
Total average units	10,960	6,893	4,067	59.0%
RevPAR	$4,508	$3,895	$613	15.7%
Weighted average occupancy	86.0%	84.4%	1.6%	1.9%
RevPOR	$5,245	$4,613	$632	13.7%

Same-Store Operating Results [3]
Resident revenue	$246,632	$134,464	$112,168	83.4%
Community operating expense	169,641	96,158	73,483	76.4%
Community net operating income	76,991	38,306	38,685	101.0%
Number of communities owned (period end)	111	68	43	63.2%
Total average units	9,013	5,706	3,307	58.0%
RevPAR	$4,561	$3,928	$633	16.1%
Weighted average occupancy	87.6%	85.2%	2.4%	2.8%
RevPOR	$5,207	$4,610	$597	13.0%
(1) Q2 2026 YTD and Q2 2025 YTD excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $4.5 million and $2.1 million, respectively.
(2) Excludes four unconsolidated communities.
(3) Q2 2026 YTD excludes unconsolidated communities and 26 non same-store consolidated communities. Q2 2025 YTD excludes 14 non same-store consolidated communities and 15 triple-net lease communities.
The increase in resident revenue was primarily attributable to an additional 54 SHOP communities acquired in connection with the CHP Merger, and a 16.1% increase in same-store RevPAR, comprised of a 13.0% increase in same-store portfolio RevPOR and a 240 basis point increase in same-store weighted average occupancy.
The increase in rental income of $9.2 million was derived from the 15 triple-net senior housing communities that were acquired in connection with the CHP Merger.
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
Expenses and Other

	Six Months Ended
	June 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Management fee income	$2,330	$2,195	$135	6.2%
General and administrative expense	24,814	18,201	6,613	36.3%
Transaction, transition and restructuring costs	30,869	1,071	29,798	2,782.3%
Depreciation and amortization expense	63,143	27,332	35,811	131.0%
Interest income	540	1,228	(688)	(56.0)%
Interest expense	(35,341)	(18,717)	(16,624)	88.8%
Gain on extinguishment of debt	3,871	—	3,871	—%
Other income, net	$539	$8,513	$(7,974)	(93.7)%

General and administrative expense for the six months ended June 30, 2026 increased as compared to the six months ended June 30, 2025, primarily due to a result of an increase in stock-based compensation of $2.4 million combined with an increase of $3.4 million in labor and employee related expenses, and an increase in other expenses of $0.8 million to support the Company’s growth initiatives.
Transaction, transition and restructuring costs increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The costs incurred during the six months ended June 30, 2026 primarily include legal, audit, banking and other costs to support the Company’s recent debt and restructuring activities in connection with the CHP Merger.
Depreciation and amortization expense for the six months ended June 30, 2026 increased as compared to the prior period primarily due to additional expense related to the 54 additional SHOP communities acquired in 2026 and three acquired during 2025.
Interest expense for the six months ended June 30, 2026 increased due to the incremental borrowings associated with the Company's recent CHP Merger.
Gain on extinguishment of debt for the six months ended June 30, 2026 was related to the sale of one of our communities and the derecognition of notes payable and accrued mortgage interest on the community.
Other income, net for the six months ended June 30, 2026 decreased as compared to the six months ended June 30, 2025, primarily driven by a change of $8.2 million in other income for recognized gross employee retention credits received from CARES funding for businesses that had certain employee costs and were affected by the coronavirus pandemic.
Liquidity and Capital Resources
In addition to approximately $48.7 million of unrestricted cash as of June 30, 2026, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our A&R Credit Agreement, proceeds from debt financings, refinancings, and proceeds from equity offerings. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position.
On August 7, 2026 the Company entered into the Ally Term Loan which provides up to $380.0 million in borrowings. At closing, the Company drew $372.5 million on the Ally Term Loan and will have a delayed draw of $7.5 million available subject to achieving certain debt yields and debt service coverages ratios. The funds were used to fully repay the existing $122.0 million term loan with Ally and the $170.0 million on the Bridge Facility, with the remaining net proceeds used to pay down $70.0 million on the Revolving Credit Facility. The loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. See “Note 18–Subsequent Events” in the Notes to Consolidated Financial Statements.
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
We will need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on attractive terms on or before maturity or on commercially reasonable terms or at all.
Subsequent to quarter end, the Company sold 671,732 shares of common stock pursuant to its ATM Program at a weighted average price of $41.05 per share for $27.3 million in net proceeds.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(27,169)	$12,755	$(39,924)
Net cash used in investing activities	(922,932)	(37,471)	(885,461)
Net cash provided by financing activities	985,285	19,326	965,959
Increase (decrease) in cash, cash equivalents, and restricted cash	$35,184	$(5,390)	$40,574
Operating activities
Net cash used in operating activities for the six months ended June 30, 2026 was $27.2 million as compared to net cash provided by operating activities of $12.7 million for the six months ended June 30, 2025. The change of $39.9 million was primarily due to the additional net loss inclusive of the transaction costs associated with the CHP Merger, stock compensation expense, the change in deferred income, and the change in accounts payable and accrued expenses, partially offset by the change in accounts receivable and other changes in operating assets and liabilities during the six months ended June 30, 2026 compared to the prior year period.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2026 was $922.9 million, which was primarily due to the acquisition of a new business (CHP), net of cash acquired of $913.0 million, $19.2 million in ongoing capital improvements, and an investment in preferred equity of $1.8 million, partially offset by a return of investment of $11.1 million in unconsolidated entities. Net cash used in investing activities for the six months ended June 30, 2025 of $37.5 million was primarily due to acquisition of new communities for $22.5 million, and $15.3 million in ongoing capital improvements, partially offset by a return of investment of $0.4 million in our unconsolidated entity. See “Note 2–CHP Merger”.

Financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $985.3 million primarily due to proceeds from issuance of new debt related to the CHP Merger of $1,152.5 million, which includes the Term Loan Facility of $575.0 million, the Bridge Facility of $270.0 million and additional borrowings under the Revolving Credit Facility of $307.5 million. Additionally, in connection with the CHP merger, the Company completed the private placement of Sonida common stock for $108.8 million in proceeds. The consideration was used to fund a portion of the cash required for the CHP Merger and to fund transaction costs. See “Note 2–CHP Merger”. Net cash was also provided by $0.7 million capital contributions from noncontrolling investors in joint ventures. The proceeds were partially offset by repayments on the Credit Facility of $144.6 million, repayment on the Bridge Facility of $100.0 million, repayments on outstanding mortgages of $4.0 million, deferred financing costs paid of $15.6 million, Series A convertible preferred conversions of $5.1 million, acquisition of noncontrolling interests of $3.6 million, preferred dividends paid of $1.1 million, interest rate cap purchase premiums paid of $1.2 million, and other financing costs of $1.5 million. The net cash provided by financing activities for the six months ended June 30, 2025 was $19.3 million primarily due to proceeds from issuance of new debt of $29.0 million, partially offset by repayments of notes payable of $6.6 million, and preferred dividends paid of $2.8 million. See “Note 18–Subsequent Events” in the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures
Community Net Operating Income and Net Operating Income Margin
Community Net Operating Income and Net Operating Income Margin are non-GAAP performance measures that the Company defines as net income (loss) excluding: general and administrative expenses (inclusive of stock-based compensation expense), interest income, interest expense, other income (expense), provision for income taxes, management fee income, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include depreciation and amortization expense, transaction, transition and restructuring costs, loss from equity method investment, casualty loss, non-recurring settlement fees, income tax, and property tax. Net Operating Income Margin is calculated by dividing Net Operating Income by resident revenue. The Company presents these non-GAAP measures on a consolidated community and same-store community basis.
The following table presents a reconciliation of the Non-GAAP Financial Measures of Net Operating Income and Net Operating Income Margin, in each case, on a consolidated community and same-store community basis to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Same-store community net operating income (1)
Net loss	$(24,721)	$(1,973)	$(66,171)	$(14,998)
General and administrative expense	14,351	9,729	24,814	18,201
Transaction, transition and restructuring costs	4,775	461	30,869	1,071
Depreciation and amortization expense	43,183	13,646	63,143	27,332
Third-party property management fees	4,836	—	5,884	—
Interest income	(321)	(986)	(540)	(1,228)
Interest expense	22,508	9,271	35,341	18,717
Gain on extinguishment of debt, net	(3,871)	—	(3,871)	—
Loss from equity method investment	604	383	812	713
Other (income) expense, net	15	(9,063)	(539)	(8,513)
Provision for income taxes	325	91	533	166
Rental income	(7,506)	—	(9,201)	—
Management fee income	(1,185)	(1,134)	(2,330)	(2,195)
Other operating expenses (2)	3,147	811	4,467	2,111
Consolidated community net operating income	56,140	21,236	83,211	41,377
Less: Net operating income for non same-store communities (1)	4,968	1,655	6,220	3,071
Same-store community net operating income	51,172	19,581	76,991	38,306
Resident revenue	188,023	81,845	296,450	161,100
Total community revenue	188,023	81,845	296,450	161,100
Less: Resident revenue for non same-store communities (1)	30,884	13,592	49,818	26,636
Same-store community resident revenue	$157,139	$68,253	$246,632	$134,464
Same-store community net operating income	51,172	19,581	76,991	38,306
Same-store community net operating income margin	32.6%	28.7%	31.2%	28.5%
(1) Q2 2026 excludes 26 non same-store consolidated communities. Q2 2025 excludes 14 non same-store consolidated communities. YTD 2026 excludes 26 non same-store consolidated communities. YTD 2025 excludes 14 non same-store consolidated communities.
(2) Includes casualty loss, non-recurring settlement fees, income tax and personal property tax.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP performance measure that the Company defines as net income (loss) excluding: depreciation and amortization expense, interest income, interest expense, gain on extinguishment of debt, other expense/income, provision for income taxes; and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include stock-based compensation expense, provision for credit losses and settlements, casualty losses, and transaction, transition and restructuring costs.
The following table presents a reconciliation of the non-GAAP financial measures of adjusted EBITDA to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(24,721)	$(1,973)	$(66,171)	$(14,998)
Depreciation and amortization expense	43,183	13,646	63,143	27,332
Stock-based compensation expense	2,159	1,226	4,555	2,199
Provision for credit losses	1,690	745	2,731	1,440
Interest income	(321)	(986)	(540)	(1,228)
Interest expense	22,508	9,271	35,341	18,717
Gain on extinguishment of debt, net	(3,871)	—	(3,871)	—
Other (income) expense, net	15	(9,063)	(539)	(8,513)
Provision for income taxes	325	91	533	166
Casualty losses and settlements (1)	3,099	675	4,319	1,472
Transaction, transition and restructuring costs (2)	4,775	461	30,869	1,071
Adjusted EBITDA	$48,841	$14,093	$70,370	$27,658
(1) Includes casualty loss, non-recurring settlement fees, and other.
(2) Transaction, transition and restructuring costs relate to legal and professional fees incurred for transactions, restructuring projects, or related projects, including the CHP transaction.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
In connection with the CHP Merger, we are in the process of integrating CHP’s operations, processes and systems into our internal control structure. As this integration progresses, we anticipate changes to our combined internal control environment that may affect our internal control over financial reporting. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information - Item 1. Financial Statements” in this report.
Other than as described above in connection with the CHP Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects the common stock purchased by the Company for the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2026	—	—	—	$6,570,222
May 1 - May 31, 2026	—	—	—	$6,570,222
June 1 - June 30, 2026	—	—	—	$6,570,222
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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Increase Request and Joinder to Credit Agreement, dated as of May 7, 2026, by and between Sonida Senior Living, Inc., as borrower, and Citibank, N.A., as incremental lender, and consented to by BMO Bank N.A., as administrative agent, L/C issuer, and swingline lender, and Royal Bank of Canada, as L/C issuer (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2026.)

10.2
Equity Distribution Agreement, dated May 18, 2026, among the Company, RBC Capital Markets, LLC, BMO Capital Markets Corp., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, R. Seelaus & Co., LLC and Wells Fargo Securities, LLC, as sales agents and/or principal and/or forward seller and Royal Bank of Canada, Bank of Montreal, Citibank, N.A., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC and Wells Fargo Bank, National Association, as forward purchasers (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 18, 2026.)

10.3	Form of Master Confirmation (included in Exhibit 10.2 above.)

10.4
Employment Agreement, dated June 1, 2026, by and between Sonida Senior Living, Inc. and Anton Nikodemus (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 1, 2026.)

10.5*†	Amendment No. 5 to the Sonida Senior Living, Inc. 2019 Omnibus Stock and Incentive Plan.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	This exhibit constitutes a management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 10, 2026

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2026

By:	/s/ TIMOTHY J. COBER
Timothy J. Cober
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 10, 2026