Form 10-Q
period 2026-09-30
SONIDA SENIOR LIVING, INC.
filed 2026-11-05
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 3, 2026, the Registrant had 49,127,990 shares of common stock outstanding.

Sonida Senior Living, Inc.
Form 10-Q Table of Contents
For the Quarterly Period Ended September 30, 2026

Cautionary Note Regarding Forward-Looking Statements
Certain information contained in this Quarterly Report on Form 10-Q of Sonida Senior Living, Inc. (together with its consolidated subsidiaries, “Sonida,” “we,” “our,” “us,” or the “Company”) constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, those relating to the Company’s future business prospects and strategies, the Company’s preliminary purchase price and purchase price accounting for the CHP Merger (as defined below), financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “project,” “plans,” “estimate” or “continue” or the negatives thereof or other variations thereon or comparable terminology.
Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, and include the following:
•the Company’s ability to generate sufficient cash flows from operations, proceeds from equity issuances and debt financings, and proceeds from the sale of assets to satisfy its short and long-term debt obligations and to fund the Company’s acquisitions and capital improvement projects to expand, redevelop, and/or reposition its senior living communities;
•increased competition for, or a shortage of, skilled workers, including due to general labor market conditions, along with wage pressures resulting from such increased competition, low unemployment levels, use of contract labor, minimum wage increases and/or changes in immigration or overtime laws;
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
•our ability to integrate our business with CNL Healthcare Properties, Inc. (“CHP”) successfully, and to achieve the anticipated benefits;
•the possibility that companies that the Company has acquired (including CHP) or may acquire could have undiscovered liabilities, or that companies or assets that the Company has acquired (including CHP) or may acquire could involve other unexpected costs or may strain the Company’s management capabilities;
•potential adverse reactions or changes to business relationships resulting from the merger completed on March 11, 2026 with CHP (the “CHP Merger”);
•the risk of oversupply and increased competition in the markets in which the Company operates;
•the Company’s ability to maintain internal controls over financial reporting;
•the cost and difficulty of complying with applicable licensure requirements, legislative oversight, or regulatory changes;
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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or outcomes that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sonida Senior Living, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$148,050	$11,008
Restricted cash	23,422	19,264
Accounts receivable, net of allowance for credit losses of $7.4 million and $2.6 million, respectively	24,020	18,611
Prepaid expenses and other assets	17,026	6,373
Assets held for sale	9,587	9,453
Derivative assets	3,011	8
Deferred issuance costs	626	13,163
Total current assets	225,742	77,880
Property and equipment, net	2,187,996	736,188
Investments in unconsolidated entities	2,029	8,789
Intangible assets, net	165,044	19,743
Goodwill	55,430	—
Derivative assets, non-current	16,664	64
Other assets, net	8,104	2,181
Total assets (a)	$2,661,009	$844,845
Liabilities:
Current liabilities
Accounts payable	$20,011	$4,705
Accrued expenses	78,603	71,663
Current portion of debt, net of deferred loan costs	23,191	7,291
Deferred income	10,944	7,275
Federal and state income taxes payable	641	292
Liabilities held for sale	13,756	13,529
Other current liabilities	6,440	379
Total current liabilities	153,586	105,134
Long-term debt, net of deferred loan costs	1,623,659	682,450
Other long-term liabilities	1,690	1,006
Total liabilities (a)	1,778,935	788,590
Commitments and contingencies (Note 13)
Redeemable preferred stock:
Series A convertible preferred stock, $0.01 par value; none authorized, none issued and outstanding as of September 30, 2026 and 41 shares authorized, 41 shares issued and outstanding as of December 31, 2025	—	51,249
Equity:
Sonida’s shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares - 15,000 as of September 30, 2026 and December 31, 2025; none issued or outstanding, except Series A convertible preferred stock as noted above as of December 31, 2025	—	—
Common stock, $0.01 par value:
Authorized shares - 100,000 as of September 30, 2026 and 30,000 as of December 31, 2025; 48,348 and 18,770 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	483	188
Additional paid-in capital	1,468,192	490,804
Retained deficit	(590,998)	(491,003)
Total Sonida shareholders’ equity (deficit)	877,677	(11)
Noncontrolling interest:	4,397	5,017
Total equity	882,074	5,006
Total liabilities, redeemable preferred stock and equity	$2,661,009	$844,845
(a) The condensed consolidated balance sheets include the following amounts related to our consolidated Variable Interest Entity (VIE): $1.5 million and $1.8 million of Cash and cash equivalents; $2.4 million and $2.0 million of Restricted cash; $0.2 million and $0.4 million of Accounts receivable, net; and $27.1 million and $28.8 million of Property and equipment, net; $1.1 million and $2.8 million of Intangible assets, net; $0.6 million and $1.0 million of Accounts payable; $0.8 million and $0.7 million of Accrued expenses; $0.1 million and $0.3 million of Deferred income; $19.8 million and $21.5 million of Debt, net of deferred loan costs; and $0.0 million and $0.1 million of Other long-term liabilities, in each case, as of September 30, 2026 and December 31, 2025, respectively.
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Resident revenue	$188,959	$84,597	$485,409	$245,697
Rental income	8,075	—	17,276	—
Management fee income	1,197	1,146	3,527	3,341
Managed community reimbursement revenue	11,964	12,295	34,263	34,448
Total revenues	210,195	98,038	540,475	283,486
Expenses:
Operating expense	135,196	65,148	352,902	186,982
General and administrative expense	26,251	10,529	51,065	28,730
Transaction, transition and restructuring costs	9,532	6,174	40,401	7,245
Depreciation and amortization expense	43,137	14,627	106,280	41,959
Long-lived asset impairment	—	4,733	—	4,733
Managed community reimbursement expense	11,964	12,295	34,263	34,448
Third-party property management fees	3,610	—	9,494	—
Total expenses	229,690	113,506	594,405	304,097
Other income (expense):
Interest income	362	394	902	1,622
Interest expense	(9,772)	(9,910)	(45,113)	(28,627)
Loss on extinguishment of debt, net	(4,403)	—	(532)	—
Loss from equity method investments	(164)	(374)	(976)	(1,087)
Other income (expense), net	(692)	(1,902)	(153)	6,611
Loss before provision for income taxes	(34,164)	(27,260)	(99,802)	(42,092)
Provision for income taxes	(362)	(88)	(895)	(254)
Net loss	(34,526)	(27,348)	(100,697)	(42,346)
Less: Net loss attributable to noncontrolling interests	223	437	702	1,343
Net loss attributable to Sonida shareholders	(34,303)	(26,911)	(99,995)	(41,003)

Dividends on Series A convertible preferred stock	—	(1,410)	(1,093)	(4,228)
Deemed dividend on induced conversion of Series A convertible preferred stock	—	—	(19,069)	—
Net loss attributable to common shareholders	$(34,303)	$(28,321)	$(120,157)	$(45,231)

Weighted average common shares outstanding — basic	47,627	18,103	39,910	18,081
Weighted average common shares outstanding — diluted	47,627	18,103	39,910	18,081

Basic net loss per common share	$(0.72)	$(1.56)	$(3.01)	$(2.50)
Diluted net loss per common share	$(0.72)	$(1.56)	$(3.01)	$(2.50)

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands)

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2024	18,992	$190	$491,819	$(420,224)	$6,575	$78,360
Capital distributions to noncontrolling interest	—	—	—	—	(132)	(132)
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(114)	(1)	(49)	—	—	(50)
Non-cash stock-based compensation	—	—	973	—	—	973
Net loss	—	—	—	(12,529)	(496)	(13,025)
Balance as of March 31, 2025	18,878	189	491,334	(432,753)	5,947	64,717
Capital contributions to noncontrolling interest	—	—	—	—	287	287
Series A convertible preferred stock dividends	—	—	(1,409)	—	—	(1,409)
Stock-based plan activity	(15)	—	(331)	—	—	(331)
Non-cash stock-based compensation	—	—	1,226	—	—	1,226
Net loss	—	—	—	(1,563)	(410)	(1,973)
Balance as of June 30, 2025	18,863	189	490,820	(434,316)	5,824	62,517
Series A convertible preferred stock dividends	—	—	(1,410)	—	—	(1,410)
Stock-based plan activity	(65)	(1)	(23)			(24)
Non-cash stock-based compensation	—	—	1,424	—	—	1,424
Net loss	—	—	—	(26,911)	(437)	(27,348)
Balance as of September 30, 2025	18,798	$188	$490,811	$(461,227)	$5,387	$35,159

	Sonida’s Shareholders
	Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests
	Shares	Amount				Total
Balance as of December 31, 2025	18,770	$188	$490,804	$(491,003)	$5,017	$5,006
Issuance of common stock, net	27,016	270	880,329	—	—	880,599
Series A convertible preferred stock dividends	—	—	(1,093)	—	—	(1,093)
Series A convertible preferred stock induced conversion consideration	—	—	(4,698)	—	—	(4,698)
Series A convertible preferred stock deemed dividend on induced conversion	—	—	(19,069)	—	—	(19,069)
Issuance of common stock, net for induced conversion of Series A convertible preferred stock	1,602	16	66,297	—	—	66,313
Modification of warrants	—	—	3,577	—	—	3,577
Purchase of noncontrolling interest	—	—	(1,433)	—	(635)	(2,068)
Stock-based plan activity	(29)	—	(495)	—	—	(495)
Non-cash stock-based compensation	—	—	2,396	—	—	2,396
Net loss	—	—	—	(41,228)	(222)	(41,450)
Balance as of March 31, 2026	47,359	474	1,416,615	(532,231)	4,160	889,018
Capital contributions from noncontrolling interest	—	—	—	—	717	717
Stock-based plan activity	17	—	(965)	—	—	(965)
Non-cash stock-based compensation	—	—	2,159	—	—	2,159
Net loss	—	—	—	(24,464)	(257)	(24,721)
Balance as of June 30, 2026	47,376	474	1,417,809	(556,695)	4,620	866,208
Issuance of common stock, net	972	9	38,571	—	—	38,580
Non-cash stock-based compensation	—	—	11,812	—	—	11,812
Net loss	—	—	—	(34,303)	(223)	(34,526)
Balance as of September 30, 2026	48,348	$483	$1,468,192	$(590,998)	$4,397	$882,074
See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(100,697)	$(42,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,280	41,959
Amortization of deferred loan costs	4,654	1,228
Impairment of assets held for sale	—	4,733
(Gain) loss on derivative instruments, net	(17,008)	995
Loss on extinguishment of debt, net	532	—
Loss from equity method investment	976	1,087
Provision for credit losses	3,560	2,267
Non-cash stock-based compensation expense	16,367	3,623
Other non-cash items	527	301
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(3,072)	(3,049)
Prepaid expenses	(4,516)	3,398
Other assets, net	(179)	308
Accounts payable and accrued expenses	10,735	8,588
Federal and state income taxes payable	(389)	(27)
Deferred income	(17,776)	1,834
Customer deposits	—	(135)
Net cash provided by (used in) operating activities	(6)	24,764
Cash flows from investing activities:
Acquisition of new business, net of cash acquired	(913,002)	—
Return of investment in unconsolidated entity	11,616	589
Acquisition of investment in unconsolidated entities	(1,846)	—
Acquisition of new communities	(14,816)	(38,189)
Capital expenditures	(32,709)	(24,373)
Net cash used in investing activities	(950,757)	(61,973)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	147,359	—
Proceeds from issuance of debt	1,637,000	53,631
Repayments of debt	(660,381)	(13,770)
Payments to extinguish notes payable	(97)	—
Capital contributions from noncontrolling investors in joint ventures	717	287
Distributions to noncontrolling investors in joint ventures	—	(132)
Acquisition of noncontrolling interests	(3,577)	—
Purchase of derivative assets	(4,062)	(129)
Proceeds from sale of derivatives	1,468	—
Series A convertible preferred induced conversion consideration and closing costs	(5,125)	—
Dividends paid on Series A convertible preferred stock	(1,093)	(4,228)
Deferred loan costs paid	(18,786)	(1,211)
Other financing costs	(1,460)	(406)
Net cash provided by financing activities	1,091,963	34,042
Increase (decrease) in cash, cash equivalents, and restricted cash	141,200	(3,167)
Cash, cash equivalents, and restricted cash at beginning of period	30,272	39,087
Cash, cash equivalents, and restricted cash at end of period	$171,472	$35,920

Sonida Senior Living, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$53,738	$27,591
Income taxes paid, net	$1,268	$268
Non-cash investing and financing activities:
Non-cash common stock issued for acquisition of new business	$771,819	$—
Non-cash issuance of common stock for induced conversion of Series A convertible preferred stock	$47,656	$—
Non-cash modification of warrants	$3,577	$—
Insurance financed through insurance notes payable	$—	$6,224
Non-cash mortgage resolution	$12,991	$—
Non-cash property and equipment disposed in mortgage resolution	$(9,486)	$—
Non-cash additions of property and equipment	$1,719	$856
Non-cash right-of-use assets	$1,053	$643

See Notes to Condensed Consolidated Financial Statements.

Sonida Senior Living, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Organization and Business
Sonida Senior Living, Inc., a Delaware corporation (together with its subsidiaries, the “Company,” “we,” “our,” “us,” or “Sonida”), is one of the largest, pure-play owner-operators and investors in U.S. senior living communities, with a focus on independent living, assisted living and memory care communities and services for senior adults. As of September 30, 2026, the Company owned, managed or was invested in 165 senior housing communities with over 16,700 total units1 across 35 states, including 153 owned senior housing communities (inclusive of 40 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party. On March 11, 2026, the Company completed its previously announced merger with CNL Healthcare Properties, Inc. (“CHP”). See “Note 2–CHP Merger.”
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
As of September 30, 2026, the Company has a joint venture, Stone JV LLC (“Stone JV”) and owns a preferred equity investment in Parc Traditions, LP (“Parc LP”). Both investments are treated as unconsolidated entities. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
As of September 30, 2026, the Company was a 51% owner in one joint venture (the “Palatine JV”) with affiliates of Palatine Capital Partners (“Palatine”). The Company has evaluated its investment in the Palatine JV under ASC 810. The Company has determined that it has the power to direct the activities of the VIE that most significantly impact its economic performance and is the primary beneficiary of the VIE in accordance with ASC 810. Accordingly, the Company has consolidated the activity of the Palatine JV into its consolidated financial statements for the periods ended September 30, 2026 and December 31, 2025. Prior to March 31, 2026, the Company was a 51% owner in two joint ventures with Palatine. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
Interim Unaudited Financial Information
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC. The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to
1 Capacity disclosures in these footnotes to the condensed consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

present fairly our condensed consolidated financial position as of September 30, 2026 and December 31, 2025, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2026 and 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; other contingencies; allowances for uncollectible accounts receivable; impairment of long-lived assets and intangible assets, including applicable cash flow projections, holding periods and fair value evaluations; stock-based compensation; fair values of assets and liabilities acquired in asset acquisitions and business combinations; fair values of our equity method investments; and depreciation and amortization, including determination of estimated useful lives. Actual results could differ from those estimates.
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
Financing of the Merger Transactions
On December 29, 2025, the Company amended and restated its revolving credit facility (as further amended on March 5, 2026, the “A&R Credit Agreement”) to, among other things, provide for permanent debt financing (“Permanent Financing”) to fund a portion of the cash consideration necessary for the CHP Merger, which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between Secured Overnight Financing Rate (“SOFR”) plus 1.35% margin and SOFR plus 2.00% margin, increased the number of participating lenders under the credit facility, and effected certain other changes (the “Revolving Credit Facility”). As of September 30, 2026, the available commitments under the Revolving Credit Facility had increased to $455.0 million. In addition, under the A&R Credit Agreement, the Company incurred $525.0 million in new term loans in two equal tranches (the “Term Loan Facility”). The Term Loan Facility is comprised of a three-year tranche that matures on March 10, 2029 and a five-year tranche that matures March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin. As of September 30, 2026, the Company has a SOFR-based interest rate collar to reduce exposure to the variable interest rate fluctuations associated with the three-year tranche Term Loan Facility. The interest rate collar has a notional amount of $287.5 million, a 33-month term with a SOFR-based collar of 4.05% and floor of 3.30%. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual collar ceiling or floor rates. In June 2026, the Company entered into a SOFR-based interest rate swap (“IR Swap”) to reduce the exposure to the variable interest rate fluctuations associated with the five-year tranche Term Loan

Facility. The IR Swap has a notional amount of $287.5 million, a 57-month term, and is structured as a floating to fixed swap with a fixed rate of 4.11%.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company obtained $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”). The Bridge Facility would have matured on March 9, 2027 and was subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. The Permanent Financing is and the Bridge Facility was subject to customary guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements. See “Note 8–Debt.”
On March 30, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, obtained an additional $25.0 million of commitments under the Revolving Credit Facility, which were fully drawn, in order to repay $50.0 million of loans outstanding under the Bridge Facility.
On May 7, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and an additional $25.0 million of commitments on the Revolving Credit Facility, which were fully drawn, in order to repay $50.0 million of loans outstanding under the Bridge Facility.

On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally Bank (“Ally Term Loan”). The Company repaid in full the $170.0 million outstanding under the Bridge Facility with proceeds from the Ally Term Loan. See “Note 8–Debt.”
As of September 30, 2026, the Term Loan Facility had $575.0 million outstanding split equally into a three-year tranche and a five-year tranche, and the Revolving Credit Facility had $251.0 million drawn and outstanding.
Equity Financing
On November 4, 2025, the Company entered into (i) an investment agreement (the “Conversant Investment Agreement”) with certain affiliates of Conversant Capital LLC (the “Conversant Investors”), pursuant to which the Conversant Investors agreed to fund an aggregate amount of $100.0 million in exchange for the issuance of 3,739,716 shares of Sonida Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act at $26.74 per share, immediately prior to the CHP Merger, and (ii) an investment agreement (the “Silk Investment Agreement” and, together with the Conversant Investment Agreement, collectively, the “Investment Agreements”) with Silk Partners, LP (“Silk” and the Conversant Investors and Silk, together, the “Equity Investors”) pursuant to which Silk agreed to fund an aggregate amount of $10.0 million in exchange for the issuance of 373,972 shares of Sonida Common Stock in a private placement at $26.74 per share on substantially the same terms as in the Conversant Investment Agreement (collectively, the “Equity Financing”). On March 11, 2026, the Company issued 4,113,688 shares of Sonida Common Stock to the Equity Investors. Sonida used the proceeds from the Equity Financing pursuant to the Investment Agreements to fund a portion of the cash consideration required for the consummation of the transactions under the Merger Agreement. Under the Investment Agreements, Sonida provided to the Equity Investors representations and warranties substantially similar to those under the Merger Agreement, and the Equity Investors provided to Sonida customary representations and warranties for a private financing of this type. The Equity Investors and Sonida are subject to compliance with customary covenants under the Investment Agreements, subject to the Equity Investors’ consent (not to be unreasonably withheld, conditioned or delayed). The parties have provided mutual indemnities for breach of certain representation and warranties and post-closing covenants capped at the applicable purchase price paid by each of the Equity Investors. Under the Investment Agreements, Sonida was responsible for the Equity Investors’ reasonable and documented legal and other out-of-pocket expenses in connection with the Equity Financing which totaled $1.2 million.
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
Preliminary Purchase Price Allocation
For the Company’s real estate acquisitions that are accounted for as business combinations, such as the CHP Merger, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The preliminary estimated fair values of the assets acquired and liabilities assumed in the CHP Merger were based on information that was available as of March 11, 2026, the Closing Date. The fair values were determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.

The following table provides a summary of the preliminary purchase price allocation by major categories of assets acquired and liabilities assumed based on their respective estimated fair values as of March 11, 2026 (in thousands):

March 11, 2026
Total preliminary purchase price	$1,762,641
Assets:
Cash and cash equivalents	$77,820
Accounts receivable	5,897
Prepaid expenses and other	6,137
Property and equipment	1,478,158
Intangible assets	186,241
Other assets	306
Total assets acquired	$1,754,559
Liabilities:
Accounts payable	$8,346
Accrued expenses	14,788
Deferred income	21,502
Federal and state income taxes payable	738
Other current liabilities	1,974
Total liabilities assumed	$47,348
Estimated preliminary fair value of net assets acquired	$1,707,211
Goodwill	$55,430
During the nine months ended September 30, 2026, the Company recorded a measurement period adjustment to its initial preliminary purchase price allocation as a result of further refining its estimates and assumptions related to the valuation. The adjustment resulted in an increase to amounts allocated to property and equipment and intangible assets of $6.1 million and $2.4 million, respectively, with a corresponding decrease to goodwill of $8.5 million. The effect of the adjustment is reflected in the table above and in the unaudited pro forma financial information below. The impact of the adjustment to previously reported earnings was immaterial.
As of September 30, 2026, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, intangible assets and liabilities, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the condensed consolidated financial statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
All of the goodwill totaling $55.4 million has been allocated to the Company’s single reportable segment. The recognized goodwill is attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from senior living property management and community and vendor relationships following the closing of the CHP Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
The intangible assets represent in-place leases that will be amortized over a weighted average period of 36 months.
Merger-Related Costs
During the three and nine months ended September 30, 2026, the Company incurred $0.7 million and $31.6 million, respectively, of merger-related costs, which primarily related to advisory, legal, accounting, tax, and transition service arrangement costs. These merger-related costs are included in Transaction, transition and restructuring costs on the condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
The condensed consolidated statements of operations for the three months ended September 30, 2026 include $105.7 million of revenues and $3.9 million of net loss associated with the results of operations of CHP. The condensed consolidated statements of operations for the nine months ended September 30, 2026 include $232.8 million of revenues and $16.2 million of net loss associated with the results of operations of CHP from March 11, 2026 to September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$210,195	$197,570	$620,462	$576,084
Net loss	$(34,526)	$(40,668)	$(92,108)	$(134,013)
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the CHP Merger had been completed on January 1, 2025, including transaction costs and other merger-related costs of $24.9 million which were excluded from the unaudited pro forma financial information for the nine months ended September 30, 2026, but included for the nine months ended September 30, 2025. The nine months ended September 30, 2025 also includes $8.9 million of transaction costs that were recognized during the year ended December 31, 2025.
3. Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of reserve accounts for property insurance, real estate taxes, capital expenditures, escrow deposits, derivatives, and debt service required by certain loan agreements. In addition, restricted cash includes deposits required by certain counterparties as collateral pursuant to letters of credit which must remain so long as the letters of credit are outstanding, which are subject to renewal annually.
The following table sets forth our cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$148,050	$11,008
Restricted cash:
Property tax and insurance reserves	5,951	6,606
Lender reserves	1,511	3,780
Capital expenditure reserves	5,815	5,354
Escrow deposit	6,621	—
Deposits pursuant to outstanding letters of credit	3,524	3,524
Total restricted cash	23,422	19,264
Total cash, cash equivalents, and restricted cash	$171,472	$30,272
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
If an indicator of impairment is identified, recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, the Company estimates fair value of the asset group and records an impairment loss when the carrying amount exceeds fair value. There were no impairments of long-lived assets for the three and nine months ended September 30, 2026. The Company recognized a non-cash impairment charge of $4.7 million to its “Property and equipment, net” during the three and nine months ended September 30, 2025, which related to one community.
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
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount including goodwill exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. The Company has not had any goodwill impairments for the nine months ended September 30, 2026.
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
The Company’s senior housing communities have residency agreements that generally require the resident to pay a community fee and other amounts prior to moving into the community, which are initially recorded by the Company as deferred income. Community fees are recognized evenly over the term of the residency agreements, which are generally 12 months. The Company had contract liabilities for deferred fees paid by its residents prior to the month housing and support services were to be provided totaling $10.9 million and $7.3 million, respectively, which is reported as deferred income within current liabilities of the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. As of September 30, 2026, $6.4 million of deferred revenue has been recognized from the year ended December 31, 2025. As of September 30, 2025, $5.3 million of deferred revenue was recognized from the year ended December 31, 2024.
Revenues from Medicaid programs accounted for 5.2% and 7.4% of the Company’s revenue for the three months ended September 30, 2026 and 2025, respectively. Revenues from the Medicaid program accounted for approximately 5.5% and 7.9% of the Company’s revenue for the nine months ended September 30, 2026 and 2025, respectively. Resident revenues for Medicaid residents were recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. Revenues from private pay sources accounted for 94.8% and 92.6% of the Company’s revenue for the three months ended September 30, 2026 and 2025, respectively. Revenues from private pay sources accounted for approximately 94.5% and 92.1% of the Company’s revenue for the nine months ended September 30, 2026 and 2025, respectively.
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
The Company has triple-net operating leases whereby it earns rental income. Rental income and related revenues for operating leases are recognized based on the assessment of collectability of lease payments. When collectability is probable at commencement of the lease, lease income is recognized on an accrual basis and includes rental income that is recorded on the straight-line basis over the term of the lease. Collectability is reassessed during the lease term. When collectability of lease payments is no longer probable, lease income is recorded on a cash basis and limited to the amount of lease payments collected. In addition, lease related costs (the deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and other lease related intangibles) are written-off when the Company determines that these assets are no longer realizable.
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
Operating Leases
As of September 30, 2026, the Company owned 15 senior housing properties that were leased to third-party tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.
Under the terms of the triple-net lease agreements, each tenant is required to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.
As of September 30, 2026, the Company’s triple-net operating leases had a weighted average remaining lease term of 4.3 years based on annualized base rents expiring between 2030 and 2032. The Company’s tenants hold options to extend the lease terms for five-year periods, which are generally subject to terms and conditions similar to those provided under the initial lease term, including rent increases. The reported lease term is determined based on the non-cancellable periods of the Company’s leases unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.
The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the remainder of 2026, each of the next four years and thereafter as of September 30, 2026 (in thousands):

2026	$7,081
2027	28,598
2028	29,171
2029	29,756
2030	18,667
Thereafter	12,837
Total future minimum lease payments	$126,110

Credit Risk and Allowance for Credit Losses
The Company’s resident accounts receivable are generally due within 30 days after the date billed. Resident accounts receivable are reported net of an allowance for credit losses of $7.4 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, and represent the Company’s estimate of the amount that will ultimately be collected. The adequacy of the Company’s allowance for credit losses is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance, as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for credit losses adequately provides for expected losses.
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
We have a concentration of owned properties operating in Texas (30), Ohio (17), Indiana (12), and Florida (12) which represented approximately 22%, 9%, 5%, and 8% respectively, of our resident revenues for the three months ended September 30, 2026 and approximately 22%, 10%, 6%, and 8% respectively, of our resident revenues for the nine months ended September 30, 2026.

We had a concentration of owned properties operating in Texas (20), Ohio (12), Indiana (12), and Florida (8) which represented approximately 22%, 18%, 13%, and 10% respectively, of our resident revenues for the three months ended September 30, 2025 and approximately 22%, 18%, 13%, and 10% respectively, of our resident revenues for the nine months ended September 30, 2025.
Income Taxes
Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance.
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

Employee Retention Credits
The Company filed for employee retention credits (“ERC”) with the Internal Revenue Service in November 2023. The ERC is a tax credit for businesses that had certain employee costs and were affected by the coronavirus pandemic under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During the year ended December 31, 2025, the Department of Treasury notified the Company of ERCs awarded under the CARES Act. The Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. The Company recognized gross ERC received of $0.6 million and $9.1 million of other income (expense), net on the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized gross ERC received of $0.3 million of other income (expense), net on the condensed consolidated statement of operations for the three months ended September 30, 2025 and none during the three months ended September 30, 2026.
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
Derivative Instruments
We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments in compliance with certain debt agreements. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes. We record all derivatives at fair value. As of September 30, 2026, our derivative instruments consisted of interest rate caps, interest rate collars, and interest rate swaps that were not designated as hedge instruments. As of December 31, 2025, our derivative instruments consisted of interest rate caps that were not designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings as interest expense. See “Note 16–Derivatives and Hedging.”
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. ASU 2024-03 will likely result in the required additional disclosures where applicable being included in our consolidated financial statements once adopted. We continue to evaluate the effect that adoption of ASU 2024-03 will have on our disclosures.
Recently Adopted Accounting Pronouncements
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We adopted ASU 2025-03 on January 1, 2026. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements and disclosures.
4. Investments, Acquisitions and Assets Held for Sale
Sarasota Acquisition
During September 2026, the Company acquired one senior living community located in Sarasota, Florida for a purchase price of $14.7 million and transaction costs of $0.1 million. The asset acquisition was recorded at relative fair value. The Company recorded $13.5 million in “Property and equipment, net” for tangible assets purchased; $1.4 million in “Intangible assets, net” for in-place leases; and $0.1 million in “Other long-term liabilities” for below market leases in the Company’s condensed consolidated balance sheets.
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
The Company has evaluated its investment in Parc LP under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in Parc LP are, therefore, accounted for under the equity method of accounting. The carrying amount of the Company's investment in the unconsolidated venture and maximum exposure to loss as a result of the Company’s ownership interest in Parc LP was $2.0 million as of September 30, 2026.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and nine months ended September 30, 2026, there were no impairments with respect to the Company’s investment in Parc LP.
Investment in Consolidated VIE
The Company has a joint venture with affiliates of Palatine. Prior to March 31, 2026, it included four communities owned by subsidiaries of Palatine under two joint ventures.
On March 31, 2026, the Company purchased the noncontrolling interest from Palatine of one of its joint ventures for a purchase price of $2.1 million and assumed the mortgage of $1.7 million on the community. As of September 30, 2026, the mortgage on this community has been repaid.
As of September 30, 2026, the Company is a 51% owner in the remaining Palatine joint venture. The noncontrolling interest of the Palatine JV is included in the Company’s condensed consolidated balance sheets.
Investment in Stone Unconsolidated Entity
The Company has a joint venture with KZ Stone Investor LLC (the “Stone JV”) which owns four communities in the Midwest. KZ Stone Investor LLC is the controlling managing member of the Stone JV and owned 67.29% of the entity as of September 30, 2026. Sonida owned the remaining 32.71% noncontrolling interest in the Stone JV as of September 30, 2026. Sonida operates the four communities for a management fee based on the gross revenues of the applicable communities, as well as an incentive management fee based on earnings before interest, taxes, depreciation, amortization, rent, and management fees, and other customary terms and conditions.
The Company has evaluated its investment in the Stone JV under ASC 810 and determined that it does not have the power to direct the activities of the VIE that most significantly impact its economic performance and is not the primary beneficiary of the VIE. The Company's interests in the Stone JV are, therefore, accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of the Company’s ownership interest in the Stone JV was $21.7 million as of September 30, 2026. The carrying amount of the Company's investment in the unconsolidated venture was $8.8 million as of December 31, 2025. For the nine months ended September 30, 2026, the Company received a return of its investment of $11.6 million in its unconsolidated entity. For the nine months ended September 30, 2025, the Company received $0.6 million as a return on the Company’s investment in the Stone JV. See “Note 14–Related Party Transactions” for refinancing of the Stone JV debt.
The Company evaluates the realization of its investment in unconsolidated entities accounted for using the equity method if circumstances indicate the Company's investment is other than temporarily impaired. For the three and nine months ended September 30, 2026 and 2025, there were no impairments with respect to the Company’s investment in the Stone JV.
Assets and Liabilities Held for Sale
As of September 30, 2026, the Company classified one community as held for sale in its condensed consolidated balance sheets in accordance with ASC 360. The community was sold in October 2026 for $13.5 million.
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

The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Assets held for sale
Land	$586	$550
Land improvements	174	108
Buildings and building improvements	16,251	15,191
Furniture and equipment	658	748
Automobiles	25	11
Other	1	175
Accumulated depreciation and amortization	(8,108)	(7,330)
Total assets held for sale	$9,587	$9,453

Liabilities held for sale
Fixed rate mortgage note payable	$13,489	$13,021
Accrued expenses	155	453
Deferred income	112	55
Total liabilities held for sale	$13,756	$13,529

5. Property and Equipment, net
As of September 30, 2026 and December 31, 2025, property and equipment, net, which include assets under finance leases, consist of the following (in thousands):

	Asset Lives	September 30, 2026	December 31, 2025
Land	NA	$207,902	$75,952
Land improvements	5 to 20 years	83,557	36,313
Buildings and building improvements	10 to 40 years	2,279,954	1,007,562
Furniture and equipment	5 to 10 years	127,098	76,098
Automobiles	5 to 7 years	6,435	3,486
Other	5 to 10 years	4,142	2,794
Construction in progress	NA	1,765	1,463
Total property and equipment		$2,710,853	$1,203,668
Less accumulated depreciation and amortization		(522,857)	(467,480)
Total property and equipment, net		$2,187,996	$736,188

The Company recognized depreciation expense on its property and equipment of $25.1 million and $11.9 million for the three months ended September 30, 2026 and 2025, respectively, and $63.9 million and $34.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025, property and equipment, net included $1.7 million and $0.9 million, respectively, of capital expenditures which had been incurred but not yet paid.
There were no impairments of long-lived assets for the three and nine months ended September 30, 2026. The Company recognized a non-cash impairment charge of $4.7 million to its “Property and equipment, net” during the three and nine months ended September 30, 2025, which related to one community.

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

A portion of the purchase price for the Company’s acquisitions has been allocated to in-place leases. The intangible assets are amortized on a straight-line basis over their estimated useful lives from the date of acquisition. The intangible assets, net balance is as follows (in thousands):

	September 30, 2026	December 31, 2025	Weighted Average Life Remaining (in years)
In-place leases, gross	$221,894	$34,199
Accumulated amortization	(56,850)	(14,456)
Intangible assets, net	$165,044	$19,743	2.4
Amortization expense for intangible assets was $18.1 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $42.4 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively. Expected future amortization expense of intangible assets as of September 30, 2026 is as follows (in thousands):

Future amortization:
2026, remaining	$18,209
2027	70,070
2028	62,859
2029	13,025
2030	579
Thereafter	302
Total amortization	$165,044
Goodwill represents acquired goodwill from the CHP Merger. See “Note 2–CHP Merger.”
The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance at December 31, 2025	$—
Goodwill acquired	55,430
Balance at September 30, 2026	$55,430
7. Accrued Expenses
The following is a summary of accrued expenses as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$32,227	$17,877
Accrued interest (1)	9,984	7,096
Accrued taxes	16,797	9,068
Accrued professional fees (2)	12,860	31,561
Accrued other expenses	6,735	6,061
Total accrued expenses	$78,603	$71,663
__________
(1) Includes $3.0 million and $3.9 million of deferred interest as of September 30, 2026 and December 31, 2025, respectively, in connection with the Federal National Mortgage Association loan modification.

(2) Includes loss contingencies of $7.7 million and $6.5 million as of September 30, 2026 and December 31, 2025, respectively, and accrued professional fees in connection with the CHP Merger of $0.3 million and $23.4 million as of September 30, 2026 and December 31, 2025, respectively.
8. Debt
Long-term debt balances, including associated interest rates and maturities consists of the following (in thousands):

		Weighted average interest rate		September 30, 2026	December 31, 2025
	Maturity Date	September 30, 2026	December 31, 2025
Revolving credit facility	2030	5.7%	6.6%	$251,000	$95,050
Fixed rate mortgage notes payable	2026 to 2045	4.6%	4.6%	373,839	384,764
Variable rate mortgage notes payable (1)	2026 to 2029	5.2%	5.9%	63,967	67,611
Ally term loan (1)	2031	5.6%	6.5%	372,500	122,000
Term loan facilities (1)	2029 to 2031	5.6%	N/A	575,000	—
Notes payable - consolidated VIE (1)	2026 to 2027	6.4%	6.6%	19,915	21,690
Notes payable - insurance	2026	N/A	5.6%	—	2,004
Total debt				1,656,221	693,119
Deferred loan costs, net				9,371	3,378
Total debt, net of deferred loan costs				1,646,850	689,741
Current portion of debt				23,191	7,291
Long-term debt, net				$1,623,659	$682,450
(1) See “Note 16–Derivatives and Hedging” for information regarding our use of derivative instruments to manage exposure to interest rate risk.

The following schedule summarizes our debt payable as of September 30, 2026 (in thousands):

Principal payments due in:
2026	$3,753
2027	25,917
2028	12,175
2029	683,000
2030	251,095
Thereafter	680,281
Total debt, excluding deferred loan costs	$1,656,221

As of September 30, 2026, our fixed rate mortgage notes bore interest rates ranging from 3.0% to 6.3%. Our variable rate mortgage notes and borrowings under our Revolving Credit Facility are based on SOFR plus an applicable margin. As of September 30, 2026, the one-month SOFR was 3.9% and the applicable margins ranged from 1.0% to 2.1%.
As of September 30, 2026, we had property and equipment with a net carrying value of $363.8 million that was secured by outstanding notes payable. In addition, as of September 30, 2026, we had property and equipment with a net carrying value of $1,809.0 million secured by the Revolving credit facility, Term loan facilities and Ally term loan.

Ally Financing
On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally which provides up to $380.0 million in borrowings. At closing, the Company drew $372.5 million on the Ally Term Loan which has delayed draw commitments for an additional $7.5 million available subject to achieving certain debt yields and debt service coverage ratios. The loan proceeds were used to fully refinance the previous $122.0 million term loan with Ally and to repay in full the $170.0 million outstanding under the Bridge Facility, with the remaining net proceeds used to pay down $70.0 million on the Revolving Credit Facility. The Ally Term Loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. The Ally Term Loan is secured by 28 of the Company’s communities.
Debt Financing of the CHP Merger
In order to fund a portion of the cash consideration required for the CHP Merger, the Company obtained permanent debt financing of $930.0 million, with an accordion feature that would allow Sonida to increase the facilities up to $1.25 billion. On December 29, 2025, the Company amended and restated its revolving credit facility and on March 5, 2026 increased the borrowing amount (collectively, the “A&R Credit Agreement”), which amendments were subject to and conditioned upon the consummation of the CHP Merger. The A&R Credit Agreement increased the available commitments under the revolving credit facility to $405.0 million, extended the maturity thereof to March 10, 2030, reduced the leverage-based pricing matrix to between SOFR plus 1.35% margin and SOFR plus 2.00% margin, expanded the participating lenders, and effected certain other changes (the “Revolving Credit Facility”). In addition, the Company incurred $525.0 million in permanent term loans under the A&R Credit Agreement in two equal tranches (the “Term Loan Facility”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loan Facility is comprised of a three-year tranche that matures on March 10, 2029 and a five-year tranche that matures on March 10, 2031. The Term Loan Facility is subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and is otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. In July 2026, the Company purchased an interest rate collar agreement for a cost of $1.3 million to reduce the exposure to the variable interest rate fluctuations associated with the five-year tranche Term Loan Facility. The interest rate collar has a notional amount of $287.5 million, a 33-month term and a SOFR-based cap of 4.05% and floor of 3.30%. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual cap or floor rates. In June 2026, the Company entered into a SOFR-based interest rate swap (“IR Swap”) to reduce the exposure to the variable interest rate fluctuations associated with the five-year tranche Term Loan Facility. The IR Swap has a notional amount of $287.5 million, a 57-month term and is structured as a floating to fixed swap with a fixed rate of 4.11%. Upon consummation of the CHP Merger, the $150.0 million revolving credit facility was replaced with a new $405.0 million revolving credit facility under the A&R Credit Agreement, which was subsequently increased to a $455.0 million commitment.
On March 10, 2026, in order to fund the remaining portion of the cash consideration required for the CHP Merger, the Company incurred $270.0 million in loans under a 364-day senior secured bridge facility (the “Bridge Facility”), which has been fully repaid as of September 30, 2026. The Bridge Facility would have matured on March 9, 2027 and was subject to a leverage-based pricing matrix between SOFR plus 1.35% margin and SOFR plus 2.00% margin. No principal payments for the Bridge Facility were due until maturity. The Bridge Facility was subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements as the A&R Credit Agreement.
On March 30, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and on March 31, 2026, obtained an additional $25.0 million of commitments under the Revolving Credit Facility, which were fully drawn. The proceeds were used to repay $50.0 million of loans outstanding under the Bridge Facility.
On May 7, 2026, the Company obtained an additional $25.0 million in permanent term loans under the Term Loan Facility, and an additional $25.0 million of commitments under the Revolving Credit Facility, which were fully drawn. The proceeds were used to repay the $50.0 million of loans outstanding under the Bridge Facility.
The Company repaid in full the $170.0 million outstanding under the Bridge Facility with proceeds from the Ally Term Loan and recognized a loss on debt extinguishment of $4.4 million for the unamortized deferred loan costs on the Bridge Facility for the three and nine months ended September 30, 2026.
As of September 30, 2026, the Term Loan Facility had $575.0 million in term loans in two equal tranches, and the Revolving Credit Facility had a commitment of $455.0 million.
Senior Secured Revolving Credit Facility
As of September 30, 2026, $251.0 million of borrowings were outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.7%, which was secured by 76 of the Company’s senior living communities. During the nine months ended September 30, 2026, the Company borrowed $419.5 million under the Revolving Credit Facility and repaid $263.6 million of borrowings. As the borrowing capacity increased in connection with the refinancing, fees on the refinancing and remaining unamortized fees on the Revolving Credit Facility were deferred and amortized over the remaining term with no gain or loss on debt modification or extinguishment recognized. The Company incurred $5.9 million of deferred loan costs related to its Revolving Credit Facility during the nine months ended September 30, 2026. As of September 30, 2026, the Company had an additional committed capacity of up to $204.0 million under the Revolving Credit Facility. See “Note 2–CHP Merger” for a discussion on the change in finance structure.
2025 Ally Term Loan
On August 7, 2025, the Company entered into a senior secured term loan of $137.0 million (“2025 Ally Term Loan”) with Ally with a closing fee of 0.75%, or $1.0 million. The 2025 Ally Term Loan amended and restated the Company’s then-existing term loan with Ally, dated as of March 10, 2022, as amended. The 2025 Ally Term Loan allowed for an initial term loan advance on the closing date of $122.0 million secured by 19 communities. Two additional draws of $7.5 million each would have become available subject to achieving certain debt yields and debt service coverage ratios. The 2025 Ally Term Loan had a 36-month maturity date and a variable interest rate of one-month SOFR plus a 2.65% margin (subject to a performance-based stepdown to a 2.45% margin).

On August 7, 2026, the Company entered into the Ally Term Loan and fully refinanced the $122.0 million balance under the 2025 Ally Term Loan.
Mortgage Loan Extinguishment
On June 30, 2026, we completed the sale of one of our communities for a purchase price of $9.4 million. At the time of the sale, the community had an outstanding loan principal balance of $13.0 million. As part of the sale, the mortgage lender agreed to accept payment from the buyer and forgave the remaining balance due on the loan and $0.4 million of accrued interest. The transaction resulted in a gain on extinguishment of debt of $3.9 million for the nine months ended September 30, 2026.
Notes Payable - Consolidated VIE
As of September 30, 2026, the Company had $19.9 million of mortgage debt outstanding related to the Palatine JV. The mortgages have a weighted average interest rate of 6.4% and terms ranging from 2026 through 2027. The Company has guaranteed $3.1 million of the Palatine JV mortgages. In addition, one of the affiliates in the Palatine JV entered into a SOFR-based interest rate cap to reduce exposure to the variable interest rate fluctuations associated with one of the mortgages at a cost of $0.1 million.
Fannie Mae Loan Modification
In December 2024, the Company and certain of its subsidiaries entered into an amendment to its multifamily loan and security agreements with Federal National Mortgage Association (“Fannie Mae”). The amendment amended the terms of each of the loan agreements with Fannie Mae relating to 18 of the Company’s senior living communities and extended the maturity dates of each loan from December 1, 2026 to January 1, 2029 in exchange for $10.0 million of scheduled principal paydowns. The Company has made $4.0 million in principal payments as of September 30, 2026 and is scheduled to pay $3.0 million in November 2026 and November 2027.
Deferred Loan Costs
As of September 30, 2026 and December 31, 2025, the Company had gross deferred loan costs of $17.0 million and $12.5 million, respectively, related to notes payable. During the nine months ended September 30, 2026, the Company incurred an additional $15.0 million in gross deferred loan costs. Accumulated amortization was $7.5 million and $9.1 million as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026, the Company was in compliance with the financial covenants of its debt agreements.
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
Merger Equity Financing
On March 11, 2026, the Company issued 4.1 million shares of common stock for $110.0 million, less $1.2 million in issuance costs, in a private placement transaction to entities affiliated with Conversant and Silk.
See “Note 2–CHP Merger” for a discussion on the financing of the Merger Transactions which was completed on March 11, 2026.
At-the-Market Equity Offerings
On May 18, 2026, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with several investment banks, each as a sales agent and/or principal and/or forward seller, and the forward purchasers party thereto relating to (a) the issuance and sale by the Company to or through the sales agents from time to time of shares of the Company’s common stock, and (b) the sale by the forward sellers, acting as agents for the forward purchasers, of shares of the Company’s common stock (collectively, the “Shares”), with the Shares to be sold under the Distribution Agreement having an aggregate gross offering price of up to $250.0 million (the “ATM Program”).
Pursuant to the terms of the Distribution Agreement, sales of the Shares under the ATM Program may be made in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the Company’s common stock or to or through a market maker (which may include ordinary brokers’ transactions) or as otherwise agreed by us and the sales agents, at market prices at the time of sale. With the Company’s prior consent, the sales agents may also sell Shares in negotiated transactions, including block transactions. The Company will pay a 2% or lower commission on the sales based on the volume-weighted average price.
The offering of Shares under the ATM Program pursuant to the Distribution Agreement will terminate upon the earlier of (i) the sale of the maximum aggregate amount of the Shares subject to the Distribution Agreement, or (ii) termination of the Distribution Agreement as provided for therein.
During the three months ended September 30, 2026, the Company sold 971,732 shares of common stock pursuant to its ATM Program at a weighted average price of $40.74 per share for $39.2 million in net proceeds. See “Note 18–Subsequent Events.”
Series A Preferred Stock
On March 11, 2026, the Company completed an induced conversion of all the outstanding shares of Series A Preferred Stock with the Conversant Preferred Investors, the holders of all of the outstanding shares of the Company’s Series A Preferred Stock into shares of the Company’s common stock. The Series A Preferred Stock was convertible outside of the Company's control and, in accordance with GAAP, was classified as mezzanine equity, outside the equity section, on our condensed consolidated balance sheets.
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

During the quarter ended March 31, 2026, the Company derecognized the carrying amount of the Series A Preferred Stock from temporary equity totaling $51.2 million, recorded the issuance of 1,601,505 shares of the Company’s common stock and additional paid-in capital, and recognized a deemed dividend equal to the excess of the fair value of all securities and other consideration transferred over the fair value of the common stock issuable pursuant to the original contractual conversion terms, in accordance with ASC 260-10-S99-2, totaling $19.1 million.
The extension of the warrant expiration date represents a modification of equity-classified warrants. The incremental fair value resulting from the extension was included in the deemed dividend.
As of September 30, 2026, the Company had no shares of Series A Preferred Stock outstanding.
On August 10, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Conversant Preferred Investors, pursuant to which, among other things, the Company: (i) designated 41,250 shares of a new series of preferred stock, par value $0.01 per share, of the Company as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with terms substantially identical to the Company’s Series A Preferred Stock previously held and converted by the Conversant Investors into shares of common stock but with a lower conversion price of $32.00 per share, (ii) issued an aggregate of 41,250 shares of Series B Preferred Stock to the Conversant Preferred Investors in exchange for the surrender by the Conversant Preferred Investors of the shares of common stock previously issued upon conversion of the Series A Preferred Stock and any shares of Series A Preferred Stock held by the Conversant Preferred and (iii) issued an aggregate of 1,601,505 shares of common stock to the Conversant Preferred Investors upon the conversion of the Series B Preferred Stock (the “Exchange Shares”). Pursuant to the Exchange Agreement, the Company amended the registration statement in a post-effective amendment to register the resale from time to time by the Conversant Preferred Investors of all of the Exchange Shares. The Exchange Agreement had no impact on the Company’s condensed consolidated statements of operations, financial position, or cash flows, as the transaction did not result in any additional amounts recognized or adjustments to amounts previously recorded in connection with the conversion of the Series A Preferred Stock.
The Series A Preferred Stock had an 11% annual dividend calculated on the original investment of $41.3 million, accrued quarterly in arrears and compounded. Dividends were cumulative, and any declaration of dividends was at the discretion of the Company’s Board. If the Board did not declare a dividend in respect of any dividend payment date, the amount of such accrued and unpaid dividend was added to the liquidation preference of the Series A Preferred Stock and compounded quarterly thereafter. For the three and nine months ended September 30, 2025, the Board declared and paid $1.4 million and $4.2 million in dividends on the Series A Preferred Stock, respectively. As of December 31, 2025, a total of $10.0 million had been added to the liquidation preference of the Series A Preferred Stock.
The following schedule summarizes our Series A Preferred Stock as of September 30, 2026 and December 31, 2025 (in thousands):

	Preferred Stock
	Shares	Amount
Balance as of December 31, 2025	41	$51,249
Conversion of Series A Preferred Stock	(41)	(51,249)
Balance as of September 30, 2026	—	$—

Outstanding Warrants

On November 3, 2021, the Company issued 1,031,250 warrants to the Conversant Preferred Investors, each evidencing the right to purchase one share of common stock at a price per share of $40.00 and with an exercise expiration date of November 3, 2026. On March 11, 2026, the expiration date for the warrants held by Conversant was extended from November 3, 2026 to November 3, 2027. The Company had 1,031,250 outstanding warrants as of September 30, 2026 and December 31, 2025.

10. Revenue
Revenue for the three and nine months ended September 30, 2026 and 2025 is comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Housing and support services	$187,319	$83,397	$476,253	$242,738
Community fees	1,349	605	3,296	1,722
Ancillary services	291	595	5,860	1,237
Resident revenue	188,959	84,597	485,409	245,697
Rental income	8,075	—	17,276	—
Management fee income	1,197	1,146	3,527	3,341
Managed community reimbursement revenue	11,964	12,295	34,263	34,448
Total revenues	$210,195	$98,038	$540,475	$283,486
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net loss per common share calculation:
Net loss attributable to Sonida shareholders	$(34,303)	$(26,911)	$(99,995)	$(41,003)
Less: Dividends on Series A convertible preferred stock	—	(1,410)	(1,093)	(4,228)
Less: Deemed dividend on induced conversion of Series A convertible preferred stock	—	—	(19,069)	—
Net loss attributable to common shareholders	$(34,303)	$(28,321)	$(120,157)	$(45,231)
Weighted average shares outstanding — basic	47,627	18,103	39,910	18,081
Basic net loss per share	$(0.72)	$(1.56)	$(3.01)	$(2.50)

Diluted net loss per common share calculation:
Net loss attributable to common shareholders	$(34,303)	$(28,321)	$(120,157)	$(45,231)
Weighted average shares outstanding — diluted	47,627	18,103	39,910	18,081
Diluted net loss per share	$(0.72)	$(1.56)	$(3.01)	$(2.50)

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2026	2025	2026	2025
Weighted average shares outstanding - diluted reconciliation:
Weighted average shares outstanding — basic	47,627	18,103	39,910	18,081
Weighted average shares outstanding — diluted	47,627	18,103	39,910	18,081
The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2026	2025	2026	2025
Warrants	1,031	1,031	1,031	1,031
Series A convertible preferred stock (if converted)	—	1,281	405	1,281
Restricted stock	551	712	588	793
Restricted stock units	1,714	233	1,257	118
Stock options	10	10	10	10
Total	3,306	3,267	3,291	3,233
12. Stock-Based Compensation
The Company uses equity awards as a long-term retention program that is intended to attract, retain and provide incentives for employees, officers, and directors and to more closely align shareholder and employee interests. The Company recognizes compensation expense for all of its share-based stock awards based on their fair values.
On March 11, 2026 and July 1, 2026, the Company granted a total of 1,212,500 performance stock unit awards (“PSUs”) to certain key employees, pursuant to the Company’s 2019 Omnibus Stock and Incentive Plan, as amended (the “Plan”) in connection with the closing of the CHP Merger. The PSUs are subject to a performance period that begins on March 11, 2027 and ends on March 11, 2030 (the “Performance Period”). During the Performance Period, PSUs will be earned and become vested upon the achievement of stock price hurdles measured by reference to the VWAP per share of the Company’s common stock for thirty (30) consecutive trading days (the “Vesting Stock Price”). The PSUs are allocated equally across three tranches, which can be earned during the Performance Period if the Vesting Stock Price meets or exceeds $40.11, $53.48 and $66.85 per share hurdles. The PSU grants had a fair value of $35.5 million.
The Company recognized $11.8 million and $1.4 million in stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $16.4 million and $3.6 million in stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had $38.4 million in unrecognized stock compensation expense which will be recognized over approximately 1.23 years.

13. Commitments and Contingencies
As of September 30, 2026, the Company had contractual commitments of $8.8 million related to future renovations and technology enhancements to its communities.
The Company is subject to claims in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to deductibles, normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Where appropriate, these matters have been submitted to the Company’s insurance carrier. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. It is not possible to quantify the ultimate liability, if any, in these matters. Loss contingencies are reviewed quarterly, and estimates are adjusted to reflect the impact of all known information. As more information becomes available, including from potential claimants as litigation or resolution efforts progress, management estimates and assumptions regarding the potential financial impacts may change.
As of September 30, 2026, the Company was the prospective defendant in a pre-suit claim of negligence and wrongful death relating to a former resident at one of the Company’s senior living communities. While, to the Company’s knowledge, no complaint has been filed with respect to such claim as of the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has deemed it to be probable that such claim will result in a loss. The Company maintains insurance coverage for this claim, subject to meeting certain deductibles, applicable policy limits, customary reservations of rights by the insurance company, and the other terms and conditions thereof. Estimating an amount or range of possible losses from claims of this nature is inherently difficult, particularly where litigation has not commenced, and the final timing and outcome of such claim is dependent on many factors that are difficult to predict. Accordingly, the Company’s ultimate cost related to this matter may be materially different than the amount of the Company’s current estimate and accruals.
During the nine months ended September 30, 2026, in connection with the CHP Merger, several lawsuits were filed by purported shareholders of the Company and purported shareholders of CHP against the Company, members of the Company’s Board, CHP, and/or members of the CHP’s board of directors challenging the disclosures made in the Company’s Registration Statement on Form S-4 filed with the SEC (as amended) on January 2, 2026. No loss contingency was recorded for these matters as of September 30, 2026 as the Company believed that losses related to the lawsuits were remote.
The Company has accrued a total of $7.7 million as of September 30, 2026 for all loss contingencies that are probable to result in a loss and reasonably estimated which is included in accrued expenses on the condensed consolidated balance sheet. In addition, insurance receivables for these claims have been recorded totaling $5.5 million as of September 30, 2026, which is included in accounts receivable on the condensed consolidated balance sheet.
14. Related Party Transactions
Conversant
On March 11, 2026, the Conversant Investors purchased an additional 3,739,716 shares of common stock of the Company for $100.0 million in a private placement. See “Note 2–CHP Merger.”
During the nine months ended September 30, 2026, the Company entered into certain agreements with Conversant Investors in connection with the CHP Merger. See “Note 2–CHP Merger.”
On March 11, 2026, the Company entered into an agreement with the Conversant Preferred Investors in order to induce the immediate full conversion of the Series A Preferred Stock into shares of the Company’s common stock. Pursuant to the agreement, the conversion price of the Series A Preferred Stock was decreased from $40.00 per share of common stock to $32.00 per share of common stock, the expiration date of all of the outstanding warrants issued on November 3, 2021 was extended from November 3, 2026 to November 3, 2027, and the Company made a one-time payment to the Conversant Preferred Investors totaling $4.7 million. In addition, the Company paid the Conversant Preferred Investors $1.1 million, for accrued but unpaid dividends for the period of January 1, 2026 through March 11, 2026. On March 11, 2026, all of the outstanding shares of Series A Preferred Stock were converted into 1,601,505 shares of common stock. On August 10, 2026, the Company entered into the Exchange Agreement with the Conversant Preferred Investors. See “Note 9–Securities Financing.”
Stone Joint Venture
As of September 30, 2026, the Company manages the four communities owned by the Stone JV under a management agreement and also provides reporting services for the joint venture. See “Note 4–Investments, Acquisitions and Assets Held for Sale.” During the nine months ended September 30, 2026, the Company received a return of its investment of $11.6 million in the Stone JV.
In May 2026, the Stone JV refinanced its then-existing note payable totaling $34.0 million, secured by the four owned communities. The new financing consists of $70.0 million of variable rate demand multifamily housing revenue bonds, backed by an irrevocable $70.9 million letter of credit covering principal and accrued interest. On the date of issuance, origination and underwriting fees of $0.6 million were paid in consideration of the issuance of the letter of credit. The Company received excess net proceeds from the financing based on its respective membership percentage interests, which is listed above. The new financing has a 20-year term, a variable interest rate of 3.7% on the bonds, and a 2.85% maintenance fee on the letter of credit. As of September 30, 2026 and December 31, 2025, the outstanding balance of the Stone JV debt was $70.0 million and $35.0 million, respectively. The Company has guaranteed $17.7 million of the outstanding balance of the Stone JV debt as of September 30, 2026.

Palatine Joint Venture
For the nine months ended September 30, 2026, the Company managed three communities owned by subsidiaries of Palatine in a joint venture under a management agreement and also provided reporting services for the joint venture. On March 31, 2026, the Company purchased the noncontrolling interest of one of the two joint ventures and the community is wholly owned by Sonida as of that date. See “Note 4–Investments, Acquisitions and Assets Held for Sale.”
Parc Communities LLC
In April 2026, the Company purchased a preferred equity investment in Parc LP totaling $1.8 million with a purchase call option in a community owned by the entity totaling $1.0 million. The preferred equity investment carries a 15% annual non-compounding coupon on the $2.8 million purchase price. For the three and nine months ended September 30, 2026, the Company recognized $0.2 million of earnings on the Parc LP investment. The general partner of Parc Tradition, LP is Parc Communities LLC, which is a third-party manager of two of our communities.

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses derivatives with financial institutions to manage exposure to interest rate changes for loans with variable interest rates. As of September 30, 2026 and December 31, 2025, we had interest rate cap, interest rate collar, and interest rate swap agreements, as applicable, with an aggregate notional value of $1,019.7 million and $194.2 million, respectively. The fair value of these derivative assets as of September 30, 2026 and December 31, 2025 was $19.7 million and $0.1 million, respectively, which was determined using significant observable inputs (Level 2), including quantitative models that utilize multiple market inputs to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services. See “Note 16– Derivatives and Hedging.”
Financial Instruments Not Reported at Fair Value
For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities, were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt, excluding deferred loan costs	1,656,221	1,518,648	693,119	661,756
Liabilities held for sale [1]	13,547	11,745	13,021	12,643
1 Notes payable on separate communities that were classified as held for sale as of September 30, 2026 and December 31, 2025. The community classified as held for sale on December 31, 2025 was sold in June 2026.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired. There were no impairment losses for the three and nine months ended September 30, 2026. The Company recognized a non-cash impairment charge of $4.7 million to its “Property and equipment, net” during the three and nine months ended September 30, 2025, which related to one community.

As of September 30, 2026, the Company’s assets measured at fair value on a non-recurring basis were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Assets held for sale	9,587	9,587	9,453	9,453

16. Derivatives and Hedging
The Company uses derivatives as part of its overall strategy to manage our exposure to market risks associated with the fluctuations in variable interest rates associated with our debt. We are also required to enter into interest rate derivative instruments under certain debt agreements. We do not enter into derivative financial instruments for trading or speculative purposes. Our derivatives are not designated as cash flow hedges under ASC 815-20, Derivatives – Hedging, and therefore, all changes in the fair value of the instruments are included as a component of interest expense in our condensed consolidated statements of operations.
During August 2025, the Company entered into an interest rate cap transaction for an aggregate notional amount of $122.0 million for $0.1 million to reduce exposure to interest rate fluctuations in connection with the 2025 Ally Term Loan. The interest rate cap had a 36-month term and effectively capped SOFR at 5.50%. In August 2026, the Company terminated the interest rate cap associated with the 2025 Ally Term Loan, and entered into an interest rate collar transaction for an aggregate notional amount of $372.5 million for $1.5 million to reduce exposure to interest rate fluctuations in connection with the Ally Term Loan - see “Note 8– Debt.” The interest rate collar has a 36-month term, an interest rate floor of 3.63%, and an interest rate ceiling of 4.25%.
During March 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $49.2 million for $0.5 million to reduce exposure to interest rate fluctuations associated with a portion of our variable mortgage notes payable. The interest rate cap has a 34-month term and effectively caps SOFR at 4.00%.
During March 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $262.5 million for a cost of $0.6 million, to reduce exposure to interest rate fluctuations associated with the term-loan tranche maturing in three years. The interest rate cap had a 36-month term and capped SOFR at 4.50%. In July 2026, the Company sold the interest rate cap with a notional value of $262.5 million for $1.3 million and used the proceeds of the sale to purchase an interest rate collar with a notional value of $287.5 million for $1.3 million to reduce exposure to interest rate fluctuations in connection with the three-year term loan tranche. The interest rate collar has a 33-month term, an interest rate floor of 3.30%, and an interest rate ceiling of 4.05%. Monthly cash settlements are received from or paid to the counterparties when interest rates rise above or fall below the contractual cap or floor rates.
During May 2026, the Company entered into an interest rate cap transaction for an aggregate notional amount of $9.4 million for $0.1 million in connection with a loan related to a 2024 acquisition of a community located in Macedonia, Ohio. The interest rate cap has a 36-month term and effectively caps SOFR at 4.50%.
During June 2026, the Company entered into a SOFR-based IR Swap transaction for an aggregate notional amount of $287.5 million to reduce exposure to interest rate fluctuations associated with the term loan tranche maturing in five years at no cost to the Company. The IR Swap is structured as floating to fixed with a fixed interest rate of 4.11% and a 57-month term. The Company has the option to early terminate the IR Swap beginning in June 2027 for up to 4.50% of the notional amount outstanding.
The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2026
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value [1]	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$72,190	$1,078	$—	$—
Interest rate swap and collars (SOFR-based)	947,500	18,597	—	—
Total derivatives, net	$1,019,690	$19,675	$—	$—

1 Of this amount, $3.0 million is presented on the condensed consolidated balance sheets as Current assets - derivative assets and $16.7 million is presented as Derivative assets, non-current.

	December 31, 2025
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate cap (SOFR-based)	$194,190	$72	$—	$—
Total derivatives, net	$194,190	$72	$—	$—

The following table presents the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative not designated as hedge
Gain (loss) on derivatives not designated as hedges included in interest expense	$13,951	$(214)	$17,008	$(995)
17. Segment Information
Each of our communities is identified as an individual operating segment and we combine them into a single reportable segment for reporting purposes under ASC 280. We measure the segment based on resident revenue less community operating expense (adjusted for various non-recurring non-operating community expenses), which we define as community net operating income (“NOI”), as well as some key performance indicators such as weighted average occupancy and a measurement of average rent per available unit. All other operating segments represent the managed communities, which consist of management fee income and the related managed community reimbursement revenues and expenses, as well as our triple-net leased communities.
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
The following table presents resident revenue, community operating expense and community net operating income by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment revenue– resident revenue	$188,959	$84,597	$485,409	$245,697
Community operating expense:
Labor	87,281	41,407	225,331	119,037
Food	8,460	4,046	21,653	11,313
Utilities	7,565	4,119	19,082	11,645
Other community operating expense (1)	30,753	14,261	81,232	41,561
Total community operating expense	134,059	63,833	347,298	183,556
Total community net operating income	$54,900	$20,764	$138,111	$62,141
__________
(1) Includes community maintenance, software expense, supplies, insurance, real estate taxes, marketing expense, and other overhead expense.

A reconciliation of segment revenue to consolidated total revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenue– resident revenue	$188,959	$84,597	$485,409	$245,697
All other non-segment revenue:
Rental income	8,075	—	17,276	—
Management fee income	1,197	1,146	3,527	3,341
Managed community reimbursement revenue	11,964	12,295	34,263	34,448
Total revenues	$210,195	$98,038	$540,475	$283,486

A reconciliation of segment net operating income to the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment net operating income	$54,900	$20,764	$138,111	$62,141
Rental income	8,075	—	17,276	—
Management fee income	1,197	1,146	3,527	3,341
Other operating expenses	(1,137)	(1,315)	(5,604)	(3,426)
General and administrative expense	(26,251)	(10,529)	(51,065)	(28,730)
Transaction, transition and restructuring costs	(9,532)	(6,174)	(40,401)	(7,245)
Depreciation and amortization expense	(43,137)	(14,627)	(106,280)	(41,959)
Long-lived asset impairment	—	(4,733)	—	(4,733)
Third-party property management fees	(3,610)	—	(9,494)	—
Interest income	362	394	902	1,622
Interest expense	(9,772)	(9,910)	(45,113)	(28,627)
Loss on extinguishment of debt, net	(4,403)	—	(532)	—
Loss from equity method investment	(164)	(374)	(976)	(1,087)
Other income (expense), net	(692)	(1,902)	(153)	6,611
Provision for income taxes	(362)	(88)	(895)	(254)
Net loss	$(34,526)	$(27,348)	$(100,697)	$(42,346)

18. Subsequent Events
At-the-Market Equity Offerings
Subsequent to the quarter ended September 30, 2026, the Company sold 780,000 shares under its ATM Program at a weighted average price of $37.25 per share for $28.8 million in net proceeds.
Acquisitions
In October 2026, the Company purchased six communities in three separate acquisitions with an aggregate purchase price totaling $135.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the risks, uncertainties and other factors described under “Cautionary Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. Actual results may differ materially from those projected in such statements as a result of such risks, uncertainties and other factors. Unless otherwise specified or where the context otherwise requires, references in this Quarterly Report on Form 10-Q to “our,” “we,” “us,” “Sonida”, the “Company” and “our business” refer to Sonida Senior Living, Inc., together with its consolidated subsidiaries.
Overview
The following discussion and analysis addresses the Company’s (i) results of operations for the three and nine months ended September 30, 2026 and 2025, and (ii) liquidity and capital resources.
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
As of September 30, 2026, the Company owned, managed or was invested in 165 senior housing communities with over 16,700 total units across 35 states, including 153 owned senior housing communities (inclusive of 40 managed by third-party property managers, 15 leased pursuant to triple-net leases, three owned through a joint venture investment in a consolidated entity and four owned through a joint venture investment in an unconsolidated entity) and 12 communities that the Company managed on behalf of a third-party.

Strategic Merger with CHP
As previously announced, on March 11, 2026, the Company completed the acquisition of CNL Healthcare Properties, Inc. (“CHP”), a public non-traded real estate investment trust which owns a national portfolio of 69 high-quality senior housing communities (the “CHP Merger”). The Company acquired 100% of the outstanding common stock of CHP in a stock and cash transaction valued at approximately $1.8 billion, with approximately 66% of the consideration paid in the form of newly issued Sonida common stock and 34% paid in cash. Specifically, each share of CHP common stock was converted into $2.32 in cash and 0.1318 shares of Sonida common stock, which was determined by dividing (a) $4.58 by (b) the volume weighted average price (“VWAP”) of Sonida common stock during a measurement period prior to closing of the transaction was $35.93 and subject to a collar of 15% below the transaction reference price for the Sonida common stock of $26.74 (the “Transaction Reference Price”) and 30% above the Transaction Reference Price.
In addition, to provide cash funding for the CHP Merger, entities affiliated with Conversant Capital, LLC and Silk Partners LP, two of the Company’s largest shareholders, funded an aggregate amount of $110.0 million, less $1.2 million in issuance costs, in exchange for the issuance of 4,113,688 shares of Sonida common stock on March 11, 2026 in a private placement pursuant to Section 4(a)(2) of the Securities Act at a price per share equal to the Transaction Reference Price of $26.74, in accordance with certain investment agreements. The remainder of the cash consideration was funded with cash from the balance sheets of the Company and CHP along with debt financing as described below.
See “Note 2–CHP Merger” in the Notes to Condensed Consolidated Financial Statements for additional information.
We expect our 2026 results of operations to be materially impacted by the CHP Merger as a result of acquiring 69 senior housing communities.

Financial and Operational Highlights
Operations
For the three months ended September 30, 2026, the Company generated resident revenue of $189.0 million compared to resident revenue of $84.6 million for the three months ended September 30, 2025, representing an increase of 123.4%. The increase in revenue was primarily due to 55 additional senior housing operating properties (“SHOP”) acquired in 2026, of which 54 were acquired in the CHP Merger, increased average rent rates, and increased occupancy.

During the nine months ended September 30, 2026, the Company generated resident revenue of $485.4 million compared to $245.7 million during the nine months ended September 30, 2025, representing an increase of 97.6%. The increase in revenue was primarily due to 55 additional SHOP communities acquired in 2026, increased occupancy, increased average rent rates, and three additional communities that were acquired during 2025.

Operating Leases
As of September 30, 2026, the Company owned 15 senior housing communities that were leased to third-party tenants under triple-net operating leases that it acquired as part of the CHP Merger. The operating leases generated $8.1 million and $17.3 million of rental income for the three and nine months ended September 30, 2026. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of real estate taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Sonida is not involved in the property management of these communities.
Management Services
The Company has property management agreements with third parties and its joint ventures pursuant to which the Company manages certain communities on their behalf for a management fee based on gross revenues of the applicable communities, as well as, in some cases, an incentive management fee, and other customary terms and conditions. The Company managed 12 communities and 13 communities on behalf of a third party for the nine months ended September 30, 2026 and 2025, respectively. The Company also managed four communities on behalf of an unconsolidated joint venture and three communities on behalf of a consolidated joint venture for the nine months ended September 30, 2026.
Investment in Consolidated VIE
On March 31, 2026, the Company purchased the 49% membership interest of its minority partner PAL SSL Decatur JV, LLC which owned a community in Georgia. Total purchase price for the remaining minority interest was $3.8 million, which included the assumption of the outstanding mortgage as of the purchase price date. The community is now a wholly-owned subsidiary of the Company. Prior to March 31, 2026, the Company managed four communities owned by subsidiaries of Palatine Capital Partners (“Palatine”) through two joint ventures under a management agreement and also provided reporting services for the joint ventures. The Company now manages three communities for the remaining Palatine joint venture.
Assets and Liabilities Held for Sale
As of September 30, 2026, the Company classified one community as held for sale in its condensed consolidated balance sheets in accordance with ASC 360. The community was sold in October 2026. The community did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “Note 4–Investments, Acquisitions and Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements.

Recent Financing
At-the-Market Equity Offerings
On May 18, 2026, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with several investment banks, each as a sales agent and/or principal and/or forward seller, and the forward purchasers party thereto relating to (a) the issuance and sale by the Company to or through its sales agents from time to time of shares of the Company’s common stock, and (b) the sale by forward sellers, acting as agents for the forward purchasers of shares of the Company’s common stock (collectively, the “Shares”), with the Shares to be sold under the Distribution Agreement having an aggregate gross offering price of up to $250.0 million (the “ATM Program”).

During the three months ended September 30, 2026, the Company sold 971,732 shares of common stock pursuant to its ATM Program at a weighted average price of $40.74 per share for $39.2 million in net proceeds. See “Note 9–Securities Financing” in the Notes to condensed consolidated financial statements.
Ally Financing
On August 7, 2026 the Company entered into the Second Amended and Restated Term Loan Agreement with Ally Bank (“Ally”) which provides up to $380.0 million in borrowings (“Ally Term Loan”). At closing, the Company drew $372.5 million on the Ally Term Loan which has delayed draw commitments for an additional $7.5 million available subject to achieving certain debt yields and debt service coverage ratios. The loan proceeds were used to fully refinance the previous $122.0 million term loan with Ally and to repay in full the $170.0 million outstanding under the Bridge Facility, with the remaining net proceeds used to pay down $70.0 million on the Revolving Credit Facility. The Ally Term Loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. The Ally Term Loan is secured by 28 of the Company’s communities.
Senior Secured Revolving Credit Facility
As of September 30, 2026, the Company has an amended and restated revolving credit facility (the “Revolving Credit Facility”) which was used to fund a portion of the cash consideration necessary for the CHP Merger along with transaction costs and fund the future liquidity needs of the Company. The Revolving Credit Facility is comprised of $455.0 million of available commitments, matures on March 10, 2030, and is subject to a leverage-based pricing matrix of between SOFR plus 1.35% margin and SOFR plus 2.00% margin.
As of September 30, 2026, the Company has $251.0 million of borrowings outstanding under the Revolving Credit Facility at a weighted average interest rate of 5.7%, which was secured by 76 of the Company's senior living communities. See “Note 8–Debt” in the Notes to condensed consolidated financial statements.
Term Loans
During the nine months ended September 30, 2026, the Company obtained $575.0 million in permanent term loans in two equal tranches (the “Term Loans”) to fund a portion of the cash consideration necessary for the CHP Merger. The Term Loans are comprised of a three-year tranche that matures on March 10, 2029 and a five-year tranche that matures on March 10, 2031. The Term Loans are subject to a leverage-based pricing matrix between SOFR plus 1.30% margin and SOFR plus 1.95% margin, and are otherwise subject to the same guarantees and security provisions, events of default, corporate covenants and borrowing base availability requirements of the Revolving Credit Facility. The Term Loans are secured by 76 of the Company's senior living communities. During June 2026, the Company entered into a SOFR-based interest rate swap (“IR Swap”) for an aggregate notional amount of $287.5 million to reduce exposure to the variable interest rate fluctuations associated with the term loan which matures in five years. The interest rate swap is structured as floating to fixed with a fixed interest rate of 4.11% and a 57-month term. The Company has the option to early terminate the IR Swap beginning in June 2027 for up to 4.5% of the notional amount outstanding. In July 2026, the Company purchased an interest rate collar with a notional value of $287.5 million for $1.3 million to reduce exposure to interest rate fluctuations in connection with the three-year term loan tranche. The interest rate collar has a 33-month term with a SOFR-based collar of 4.05% and floor of 3.30%. See “Note 8–Debt” in the Notes to condensed consolidated financial statements.

Bridge Facility
In order to fund the remaining portion of the CHP Merger, the Company obtained a 364-day senior secured bridge facility (the “Bridge Facility”), which was funded on March 10, 2026. The Company repaid in full the $170.0 million outstanding under the Bridge Facility with proceeds from the Ally Term Loan and recognized a loss on debt extinguishment of $4.4 million for the unamortized deferred loan costs on the Bridge Facility for the three and nine months ended September 30, 2026. See “Note 8–Debt” in the Notes to condensed consolidated financial statements.
Mortgage Loan Extinguishment
On June 30, 2026, we completed the sale of one of our communities for a purchase price of $9.4 million. At the time of the sale, the community had an outstanding loan principal balance of $13.0 million. As part of the sale, the mortgage lender agreed to accept payment from the buyer and forgave the remaining balance due on the loan and $0.4 million of accrued interest. The transaction resulted in a gain on extinguishment of debt of $3.9 million for the nine months ended September 30, 2026.
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
Available Units is defined by the Company as all units that are part of the corresponding portfolio, excluding those that were out of service for the named period. Available Units is provided on a weighted average basis, unless otherwise indicated, and used in the calculation of RevPAR and Weighted Average Occupancy.
Community operating expense represents segment operating expense and is defined by the Company as operating expense excluding casualty loss, non-recurring settlement fees, income tax and personal property tax. Please see “Note 17–Segment Information” in the Notes to Condensed Consolidated Financial Statements for more information.
NNN Portfolio is defined by the Company as wholly owned senior housing communities that are leased to third-party tenants under triple-net (“NNN”) lease agreements, where the tenant bears all or substantially all of the costs (including cost for real estate taxes, utilities, insurance and ordinary repairs). Sonida is not involved in property management. As such, the NNN Portfolio communities are not included within the scope of our consolidated community portfolio.
Non Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned and either (i) not operational or not owned for the full period in each of the comparison years, (ii) sold or classified as held for sale or (iii) have undergone or are undergoing strategic repositioning as a result of significant changes in the business model, care offerings, and/or capital re-investment plans, that in each case, have disrupted, or are expected to disrupt, normal course operations. Communities will be included in the Same-Store Portfolio once operating under normal course operating structures for the current period and comparable prior year period. In addition, the CHP SHOP communities were evaluated for inclusion in the Non Same-Store Portfolio and have been included as if they were owned by the Company at the beginning of the applicable period. The Non Same-Store Portfolio excludes unconsolidated SHOP communities.
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
Same-Store Portfolio is defined by the Company as SHOP communities that are wholly or partially owned, and operational for the full period in each of the comparison years and not otherwise included in the Non Same-Store Portfolio. Our management uses Same-Store Portfolio operating results and data for decision making and components of executive compensation, and we believe such results and data provide useful information to investors, because it enables comparisons of revenue, expense, and other operating measures for a consistent portfolio over time without giving effect to the impacts of communities that were not consolidated and operational for the comparison periods, communities acquired or disposed during the comparison periods (or planned for disposition) and communities that were undergoing strategic repositioning during the comparison periods. Although acquired subsequent to January 1, 2026, the CHP SHOP communities were evaluated for inclusion in the Same-Store Portfolio and have been included in the Same-Store Portfolio as of March 11, 2026 unless they met the other criteria for inclusion in the Non Same-Store Portfolio. The Same-Store Portfolio excludes unconsolidated SHOP communities.
Senior Housing / Senior Housing Operating Properties (SHOP) “Senior Housing” is defined as residential real estate assets designed to accommodate the needs of senior residents, including but not limited to independent living, assisted living, and memory care facilities. Within this category, “Senior Housing Operating Properties” (SHOP) refers exclusively to those properties in which the Company, directly or through third-party management agreements, maintains operational control and bears the associated risks and rewards of ownership, including but not limited to occupancy, revenue generation, and operating expenses. For the avoidance of doubt, this definition expressly excludes senior housing properties subject to NNN lease agreements. Under such agreements, operational responsibilities, including property management, operating expenses, and financial performance, are borne solely by the lessee, and the Company’s involvement is limited to receiving fixed rental payments.
Weighted Average Occupancy is defined by the Company as the percentage of the weighted average number of Available Units in the owned portfolio being utilized by residents over a reporting period. Our management uses Weighted Average

Occupancy for decision making and components of executive compensation, and we believe the measure provides useful information to investors, because it is a significant driver of our resident revenue performance.
This section includes the non-GAAP performance measures Net Operating Income, Net Operating Income Margin and Adjusted EBITDA. See “—Non-GAAP Financial Measures” below for our definitions of the measures and other important information regarding such measures, including reconciliations to the most comparable measure in accordance with GAAP.

Three months ended September 30, 2026 as compared to three months ended September 30, 2025
Summary Operating Results
The following table summarizes our overall operating results for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Net loss	$(34,526)	$(27,348)	$(7,178)	26.2%
Resident revenue	188,959	84,597	104,362	*
Community operating expense [1]	134,059	63,833	70,226	*
Community net operating income [2]	54,900	20,764	34,136	*
Adjusted EBITDA [2]	$46,370	$13,159	$33,211	*
* Represents a percentage in excess of 100%.
(1) Q3 2026 and Q3 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $1.1 million and $1.3 million, respectively.
(2) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the three months ended September 30, 2026 and 2025, including operating results and data for our segment portfolio.

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	$ - %	%
Resident revenue	$188,959	$84,597	$104,362	*
Community operating expense [1]	134,059	63,833	70,226	*
Community net operating income [2]	54,900	20,764	34,136	*
Number of communities owned (period end) [3]	149	79	70	88.6%
Available Units	13,344	7,041	6,303	89.5%
RevPAR	$4,720	$4,005	$715	17.9%
Weighted Average Occupancy	87.4%	85.2%	2.2%
RevPOR	$5,401	$4,704	$697	14.8%

Same-Store Operating Results [4]
Resident revenue	$162,593	$69,499	$93,094	*
Community operating expense	110,900	49,388	61,512	*
Community net operating income [2]	51,693	20,111	31,582	*
Number of communities owned (period end) [3]	107	64	43	67.2%
Available Units	11,340	5,701	5,639	98.9%
RevPAR	$4,779	$4,063	$716	17.6%
Weighted Average Occupancy	88.7%	86.8%	1.9%
RevPOR	$5,391	$4,683	$708	15.1%
* Represents a percentage in excess of 100%.
(1) Q3 2026 and Q3 2025 excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $1.1 million and $1.3 million, respectively.

(2) See “Non-GAAP Financial Measures.”
(3) Excludes four unconsolidated communities.
(4) Q3 2026 excludes 28 Non Same-Store consolidated communities. Q3 2025 excludes 16 Non Same-Store consolidated communities.

The increase in resident revenue was primarily attributable to an additional 54 SHOP communities acquired in connection with the CHP Merger and one additional SHOP community, and a 17.6% increase in Same-Store Portfolio resident revenue, comprised primarily of a 15.1% increase in Same-Store Portfolio RevPOR and a 190 basis point increase in Same-Store Portfolio Weighted Average Occupancy.
The increase in community operating expense was primarily attributable to an increase in operating expenses related to the 55 additional SHOP communities acquired in 2026.
The increase in net loss was primarily attributable to the loss on extinguishment of debt, an increase in community operating expense, and an increase in depreciation and amortization expense, partially offset by the increase in resident fees and rental income.
The increase in Adjusted EBITDA was primarily attributable to new communities added during the year and an increase in resident fees, partially offset by the increase in community operating expense.
Expenses and Other

	Three Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2026	2025	$ - %	%
Rental income	$8,075	$—	$8,075	*
Management fee income	1,197	1,146	51	4.5%
General and administrative expense	26,251	10,529	15,722	*
Transaction, transition and restructuring costs	9,532	6,174	3,358	54.4%
Depreciation and amortization expense	43,137	14,627	28,510	*
Long-lived asset impairment	—	4,733	(4,733)	*
Third-party property management fees	3,610	—	3,610	*
Interest income	362	394	(32)	(8.1)%
Interest expense	(9,772)	(9,910)	138	(1.4)%
Loss on extinguishment of debt	(4,403)	—	(4,403)	—%
Other income (expense), net	$(692)	$(1,902)	$1,210	(63.6)%
* Represents a percentage in excess of 100%.
The increase in rental income of $8.1 million was due to the 15 triple-net senior housing communities that were acquired in connection with the CHP Merger.
General and administrative expense for the three months ended September 30, 2026 increased as compared to the three months ended September 30, 2025, primarily due to an increase in stock-based compensation of $10.4 million combined with an increase in labor and employee related expenses of $4.2 million, and an increase in other expenses of $1.1 million to support the Company’s growth initiatives.
Transaction, transition and restructuring costs increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The costs incurred during the three months ended September 30, 2026 primarily include legal, audit, banking and other costs to support the Company’s recent debt and transaction activities.
Depreciation and amortization expense for the three months ended September 30, 2026 increased as compared to the three months ended September 30, 2025, primarily due to additional expense related to the 55 additional SHOP communities acquired in 2026.
During the three months ended September 30, 2025, the Company recorded non-cash impairment charges of $4.7 million to property and equipment, net, to adjust the carrying value of a community classified as held for sale to its fair value, net of estimated disposal costs.
Third-party property management fees increased as compared to the prior period primarily due to CHP SHOP communities acquired in 2026 that are managed by third parties.

Interest expense for the three months ended September 30, 2026 decreased slightly as compared to the three months ended September 30, 2025, primarily due to gains on the fair value of our derivative instruments, partially offset by interest expense on the incremental borrowings associated with the Company's recent CHP Merger and Ally Term Loan.
Loss on extinguishment of debt for the three months ended September 30, 2026 was related to the write-off of unamortized deferred loan costs on the Bridge Facility of $4.4 million.
Nine months ended September 30, 2026 as compared to nine months ended September 30, 2025
Summary Operating Results
The following table summarizes our overall operating results for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Net income (loss)	$(100,697)	$(42,346)	$(58,351)	*
Resident revenue	485,409	245,697	239,712	97.6%
Community operating expense [1]	347,298	183,556	163,742	89.2%
Community net operating income [2]	138,111	62,141	75,970	*
Adjusted EBITDA [2]	$116,740	$40,817	$75,923	*
* Represents a percentage in excess of 100%.
(1) Q3 2026 YTD and Q3 2025 YTD excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $5.6 million and $3.4 million, respectively.
(2) See “Non-GAAP Financial Measures.”
The following table summarizes our segment data for the nine months ended September 30, 2026 and 2025, including operating results and data for our segment portfolio.

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands, except communities, units, occupancy, RevPAR, and RevPOR)	2026	2025	$ - %	%
Resident revenue	$485,409	$245,697	$239,712	97.6%
Community operating expense [1]	347,298	183,556	163,742	89.2%
Community net operating income [2]	138,111	62,141	75,970	*
Number of communities owned (period end) [3]	149	79	70	88.6%
Available Units	11,754	6,942	4,812	69.3%
RevPAR	$4,588	$3,933	$655	16.7%
Weighted average occupancy	86.5%	84.7%	1.8%
RevPOR	$5,305	$4,644	$661	14.2%

Same-Store Operating Results [4]
Resident revenue	$414,191	$203,963	$210,228	*
Community operating expense	283,898	145,546	138,352	95.1%
Community net operating income [2]	130,293	58,417	71,876	*
Number of communities owned (period end) [3]	107	64	43	67.2%
Available Units	9,862	5,704	4,158	72.9%
RevPAR	$4,667	$3,973	$694	17.5%
Weighted average occupancy	88.2%	85.7%	2.5%
RevPOR	$5,294	$4,635	$659	14.2%

* Represents a percentage in excess of 100%.
(1) Q3 2026 YTD and Q3 2025 YTD excludes casualty loss, non-recurring settlement fees, income tax and personal property tax of $5.6 million and $3.4 million, respectively.
(2) See “Non-GAAP Financial Measures.”
(3) Excludes four unconsolidated communities.
(4) Q3 2026 YTD excludes 28 Non Same-Store consolidated communities. Q3 2025 YTD excludes 16 Non Same-Store consolidated communities.
The increase in resident revenue was primarily attributable to an additional 54 SHOP communities acquired in connection with the CHP Merger and one additional SHOP community, and a 17.5% increase in Same-Store Portfolio resident revenue, comprised primarily of a 14.2% increase in Same-Store Portfolio RevPOR and a 250 basis point increase in Same-Store Weighted Average Occupancy.
The increase in community operating expense was primarily attributable to an increase in operating expenses related to the 55 additional SHOP communities acquired in 2026.
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
Expenses and Other

	Nine Months Ended
	September 30,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Rental income	$17,276	$—	$17,276	*
Management fee income	3,527	3,341	186	5.6%
General and administrative expense	51,065	28,730	22,335	77.7%
Transaction, transition and restructuring costs	40,401	7,245	33,156	*
Depreciation and amortization expense	106,280	41,959	64,321	*
Long-lived asset impairment	—	4,733	(4,733)	*
Third-party property management fees	9,494	—	9,494	*
Interest income	902	1,622	(720)	(44.4)%
Interest expense	(45,113)	(28,627)	(16,486)	57.6%
Loss on extinguishment of debt, net	(532)	—	(532)	*
Other income (expense), net	$(153)	$6,611	$(6,764)	*
* Represents a percentage in excess of 100%.
The increase in rental income of $17.3 million was derived from the 15 triple-net senior housing communities that were acquired in connection with the CHP Merger.
General and administrative expense for the nine months ended September 30, 2026 increased as compared to the nine months ended September 30, 2025, primarily due to a result of an increase in stock-based compensation of $12.7 million combined with an increase of $7.6 million in labor and employee related expenses, and an increase in other expenses of $2.0 million to support the Company’s growth initiatives.
Transaction, transition and restructuring costs increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The costs incurred during the nine months ended September 30, 2026 primarily include legal, audit, banking and other costs to support the Company’s recent debt and transaction activities in connection with the CHP Merger.
Depreciation and amortization expense for the nine months ended September 30, 2026 increased as compared to the prior period primarily due to additional expense related to the 55 additional SHOP communities acquired in 2026 and three acquired during 2025.
During the nine months ended September 30, 2025, the Company recorded non-cash impairment charges of $4.7 million to property and equipment, net, to adjust the carrying value of a community classified as held for sale to its fair value, net of estimated disposal costs.

Third-party property management fees increased as compared to the prior period primarily due to CHP SHOP communities acquired in 2026 that are managed by third parties.
Interest expense for the nine months ended September 30, 2026 increased due to the incremental borrowings associated with the Company's recent CHP Merger.
Loss on extinguishment of debt for the nine months ended September 30, 2026 was related to refinancing of a previous term loan and the payoff of our Bridge Facility, offset by a gain on debt extinguishment for the sale of one of our communities and the derecognition of notes payable and accrued mortgage interest on the community.
Other income, net for the nine months ended September 30, 2026 decreased as compared to the nine months ended September 30, 2025, primarily driven by a change of $8.4 million in other income for recognized gross employee retention credits received from Coronavirus Aid, Relief, and Economic Security Act (“CARES”) funding for businesses that had certain employee costs and were affected by the coronavirus pandemic.
Liquidity and Capital Resources
In addition to approximately $148.1 million of unrestricted cash as of September 30, 2026, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, and financial, business and other factors, some of which are beyond our control. Principal sources of liquidity are expected to be cash flows from operations, proceeds from our A&R Credit Agreement, proceeds from debt financings, refinancings, and proceeds from equity offerings. These transactions are expected to provide additional financial flexibility to us and increase our liquidity position.
On August 7, 2026 the Company entered into the Ally Term Loan which provides up to $380.0 million in borrowings. At closing, the Company drew $372.5 million on the Ally Term Loan which has delayed draw commitments for an additional $7.5 million available subject to achieving certain debt yields and debt service coverage ratios. The loan proceeds were used to fully refinance the existing $122.0 million term loan with Ally and to repay in full the $170.0 million outstanding under the Bridge Facility, with the remaining net proceeds used to pay down $70.0 million on the Revolving Credit Facility. The Ally Term Loan has a five-year maturity with two one-year extension options and an interest rate of SOFR plus 185 basis points. See “Note 8–Debt” in the Notes to Consolidated Financial Statements.
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
During the nine months ended September 30, 2026, the Company sold 971,732 shares of common stock pursuant to its ATM Program at a weighted average price of $40.74 per share for $39.2 million in net proceeds. Subsequent to the quarter ended September 30, 2026, the Company sold 780,000 shares of common stock pursuant to its ATM Program at a weighted average price of $37.25 per share for $28.8 million in net proceeds.
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
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(6)	$24,764	$(24,770)
Net cash used in investing activities	(950,757)	(61,973)	(888,784)
Net cash provided by financing activities	1,091,963	34,042	1,057,921
Increase (decrease) in cash, cash equivalents, and restricted cash	$141,200	$(3,167)	$144,367

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was six thousand as compared to net cash provided by operating activities of $24.8 million for the nine months ended September 30, 2025. The change of $24.8 million was primarily due to the additional net loss inclusive of the transaction costs associated with the CHP Merger, stock compensation expense, the change in other assets, and the change in accounts payable and accrued expenses, partially offset by the change in prepaid assets and the change in deferred income and other changes in operating assets and liabilities during the nine months ended September 30, 2026 compared to the prior year period.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $950.8 million, which was primarily due to the acquisition of a new business (CHP), net of cash acquired of $913.0 million, acquisition of a new community of $14.8 million, ongoing capital improvements of 32.7 million, and an investment in preferred equity of $1.8 million, partially offset by a return of investment of $11.6 million in unconsolidated entities. Net cash used in investing activities for the nine months ended September 30, 2025 of $62.0 million was primarily due to the acquisition of three communities for $38.2 million, and $24.4 million in ongoing capital improvements, partially offset by a return of investment of $0.6 million in an unconsolidated entity. See “Note 2–CHP Merger” in the Notes to Condensed Consolidated Financial Statements.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $1,092.0 million primarily due to proceeds from issuance of new debt related to the CHP Merger and the Ally Term Loan which included the Term Loan Facility of $575.0 million, the Bridge Facility of $270.0 million, borrowings under the Revolving Credit Facility of $419.5 million, and the Ally Term Loan of $372.5 million. Additionally, in connection with the CHP merger, the Company completed the private placement of Sonida common stock for $108.8 million in proceeds. The consideration was used to fund a portion of the cash required for the CHP Merger and to fund transaction costs. See “Note 2–CHP Merger” in the Notes to Condensed Consolidated Financial Statements. The Company received $39.2 million net proceeds from the ATM Program. Funds were also received from capital contributions from noncontrolling investors in joint ventures of $0.7 million. The proceeds were partially offset by repayments on the Revolving Credit Facility of $263.6 million, repayment on the Bridge Facility of $270.0 million, repayment of the 2025 Ally Term Loan of $122.0 million, repayments on outstanding mortgages of $4.8 million, deferred financing costs paid of $18.8 million, Series A convertible preferred conversions of $5.1 million, acquisition of noncontrolling interests of $3.6 million, preferred dividends paid of $1.1 million, derivative instruments purchased less sales of derivative instruments of $2.6 million, and other financing costs of $2.1 million. The net cash provided by financing activities for the nine months ended September 30, 2025 was $34.0 million primarily due to proceeds from issuance of new debt of $53.6 million, partially offset by repayments of notes payable of $13.8 million, and preferred dividends paid of $4.2 million.

Non-GAAP Financial Measures
This report contains the financial measures (1) Net Operating Income (“NOI”), (2) Net Operating Income Margin, and (3) Adjusted EBITDA, each of which is not calculated in accordance with GAAP. Presentations of these non-GAAP financial measures are intended to aid investors in better understanding the factors and trends affecting the Company’s performance. However, investors should not consider these non-GAAP financial measures as a substitute for financial measures determined in accordance with GAAP, including net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or revenue. Investors are cautioned that amounts presented in accordance with the Company’s definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies calculate non-GAAP measures in the same manner. Investors are urged to review the reconciliations of these non-GAAP financial measures from the most comparable financial measures determined in accordance with GAAP, which are included below.
The Company believes that the presentation of Net Operating Income and Net Operating Income Margin as performance measures is useful to investors because such measures are some of the metrics used by the Company’s management to evaluate the performance of the Company’s owned portfolio of communities, to review comparable historic and prospective core operating performance of the Company’s owned communities, and to make day-to-day operating decisions. The Company also believes that the presentation of such non-GAAP financial measures and Adjusted EBITDA is useful to investors because such measures provide an assessment of operational factors that management can impact in the short-term, primarily revenues and the controllable cost structure of the organization, by eliminating items related to the Company’s financing and capital structure and other items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods.
Net Operating Income, Net Operating Income Margin and Adjusted EBITDA have material limitations as performance measures, including the exclusion of certain expenses that are necessary to operate the Company and oversee its communities. Furthermore, such non-GAAP financial measures exclude (i) interest that is necessary to operate the Company’s business under its current financing and capital structure, and (ii) depreciation, amortization, and impairment charges that may represent the wear and tear and/or reduction in value of the Company’s communities and other assets and may be indicative of future needs for capital expenditures. The Company may also incur income/expense similar to those for which adjustments may be made and such income/expense may significantly affect the Company’s operating results.
Community Net Operating Income and Net Operating Income Margin
Community Net Operating Income and Net Operating Income Margin are non-GAAP performance measures that the Company defines as net income (loss) excluding: general and administrative expenses (inclusive of stock-based compensation expense), interest income, interest expense, other income/expense, provision for income taxes, third-party property management fees, management fee income, rental income, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include depreciation and amortization expense, transaction, transition and restructuring costs, long-lived asset impairment, gain or loss on extinguishment of debt, loss from equity method investment, casualty loss, non-recurring settlement fees, income tax, and personal property tax. Net Operating Income Margin is calculated by dividing Net Operating Income by resident revenue. The Company provides these non-GAAP measures on a consolidated community and Same-Store community basis.

The following table presents a reconciliation of the non-GAAP financial measures of Net Operating Income and Net Operating Income Margin, in each case, on a consolidated community and Same-Store community basis to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same-Store community net operating income (1)
Net loss	$(34,526)	$(27,348)	$(100,697)	$(42,346)
General and administrative expense	26,251	10,529	51,065	28,730
Interest income	(362)	(394)	(902)	(1,622)
Interest expense	9,772	9,910	45,113	28,627
Other (income) expense, net	692	1,902	153	(6,611)
Provision for income taxes	362	88	895	254
Third-party property management fees	3,610	—	9,494	—
Management fee income	(1,197)	(1,146)	(3,527)	(3,341)
Rental income	(8,075)	—	(17,276)	—
Depreciation and amortization expense	43,137	14,627	106,280	41,959
Transaction, transition and restructuring costs (2)	9,532	6,174	40,401	7,245
Long-lived asset impairment	—	4,733	—	4,733
Loss on extinguishment of debt, net	4,403	—	532	—
Loss from equity method investment	164	374	976	1,087
Other operating expenses (3)	1,137	1,315	5,604	3,426
Consolidated community net operating income	54,900	20,764	138,111	62,141
Less: Net operating income for Non Same-Store communities (1)	3,207	653	7,818	3,724
Same-Store community net operating income	51,693	20,111	130,293	58,417
Resident revenue	188,959	84,597	485,409	245,697
Less: Resident revenue for Non Same-Store communities (1)	26,366	15,098	71,218	41,734
Same-Store community resident revenue	$162,593	$69,499	$414,191	$203,963
Same-Store community net operating income margin	31.8%	28.9%	31.5%	28.6%
(1) Q3 2026 excludes 28 Non Same-Store consolidated communities. Q3 2025 excludes 16 Non Same-Store consolidated communities. Q3 2026 YTD excludes 28 Non Same-Store consolidated communities. Q3 2025 YTD excludes 16 Non Same-Store consolidated communities.
(2) Includes legal and professional fees incurred for transactions, restructuring projects, or related projects, including the CHP transaction.
(3) Includes casualty loss, non-recurring settlement fees, income tax and personal property tax, and other expenses.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP performance measure that the Company defines as net income (loss) excluding: depreciation and amortization expense, interest income, interest expense, other expense/income, provision for income taxes, and further adjusted to exclude income/expense associated with non-cash, non-operational, transactional, or organizational restructuring items that management does not consider as part of the Company’s underlying core operating performance and that management believes impact the comparability of performance between periods. For the periods presented herein, such other items include stock-based compensation expense, provision for credit losses, long-lived asset impairment, gain or loss on extinguishment of debt, casualty losses, and transaction, transition and restructuring costs.
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the most directly comparable GAAP financial measure of net income (loss) for the periods indicated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(34,526)	$(27,348)	$(100,697)	$(42,346)
Depreciation and amortization expense	43,137	14,627	106,280	41,959
Interest income	(362)	(394)	(902)	(1,622)
Interest expense	9,772	9,910	45,113	28,627
Other (income) expense, net	692	1,902	153	(6,611)
Provision for income taxes	362	88	895	254
Stock-based compensation expense	11,812	1,424	16,367	3,623
Provision for credit losses	829	827	3,560	2,267
Long-lived asset impairment	—	4,733	—	4,733
Loss on extinguishment of debt, net	4,403	—	532	—
Casualty losses and other (1)	719	1,216	5,038	2,688
Transaction, transition and restructuring costs (2)	9,532	6,174	40,401	7,245
Adjusted EBITDA	$46,370	$13,159	$116,740	$40,817
(1) Includes casualty loss, non-recurring settlement fees and other.
(2) Includes legal and professional fees incurred for transactions, restructuring projects, or related projects, including the CHP transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from fluctuations in interest rates as a result of our outstanding debt. A change in interest rates on our variable rate debt impacts our earnings and cash flows. We manage interest rate exposure on our variable rate debt through derivative instruments, including interest rate caps, interest rate collars and interest rate swaps. We are also required to enter into interest rate derivative instruments under certain debt agreements. As of September 30, 2026, our debt is comprised of approximately 23.0% of fixed rate debt, approximately 61.1% of hedged variable rate debt and approximately 15.9% of unhedged variable rate debt.
If current SOFR increases or decreases, the increase or decrease in our debt service obligations on the substantial majority of our variable rate debt will be materially neutralized as our interest rate derivative instruments hedge any increase or decrease in current SOFR.
Our derivative instruments expose us to counterparty risk. We seek to manage this counterparty risk by regularly monitoring the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative instruments for trading or speculative purposes.
See “Note 8 – Debt” and “Note 16 – Derivatives and Hedges” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding our debt and derivative instruments, respectively.

Item 4. Controls and Procedures
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
In connection with the CHP Merger, we are in the process of integrating CHP’s operations, processes and systems into our internal control structure. As this integration progresses, we anticipate changes to our combined internal control environment that may affect our internal control over financial reporting. For additional information regarding the Merger, see Note 2 in “Part I. Financial Information - Item 1. Financial Statements” in this report. We are also in the process of integrating the Sarasota acquisition into our system of internal control over financial reporting.
Other than as described above in connection with the CHP Merger and Sarasota acquisition, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As previously disclosed, the Company and Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (together, the “Investors”) entered into an Exchange Agreement, dated as of August 10, 2026 (the “Exchange Agreement”). Pursuant to the terms and conditions of the Exchange Agreement, on August 10, 2026, the Company, among other things, (i) issued an aggregate of 41,250 shares of a new series of Series B Preferred Stock of the Company to the Investors in exchange for the surrender by the Investors of the shares of common stock previously issued upon conversion of the Series A Preferred Stock and any shares of Series A Preferred Stock held by the Investors and (ii) issued an aggregate of 1,601,505 shares of common stock to the Investors upon the conversion of the Company's Series B Preferred Stock. No cash payment was made in connection with the transactions contemplated by the Exchange Agreement. See “Note 9 - Securities Financing” for additional information about the Exchange Agreement and the Series B Preferred Stock. The issuance and sale of the shares of Series B Preferred Stock and shares of common stock to the Investors were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof.

Issuer Repurchases of Equity Securities
Except for the surrender of shares of common stock and Series A Preferred Stock by the Investors pursuant to the Exchange Agreement described above, there was no repurchase activity during the three months ended September 30, 2026.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits
The following documents are filed or furnished, as applicable, as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

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

3.2
Amended and Restated Bylaws of the Registrant, as adopted on October 2, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2026.)

3.3
Certificate of Designation, Rights and Privileges of Series A Convertible Preferred Stock, par value $0.01, of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021.)

3.3.1
Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.01, of the Company, dated March 11, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026).

3.3.2
Certificate of Elimination of Sonida Senior Living, Inc., dated March 11, 2026 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 11, 2026).

3.3.3
Certificate of Correction to the Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.01, of the Company, dated August 10, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 10, 2026).

3.3.4
Certificate of Correction to Certificate of Elimination of Sonida Senior Living, Inc., dated August 10, 2026 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 10, 2026).

3.4
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock, par value $0.01, of the Company, dated August 10, 2026 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 10, 2026).

3.4.1
Certificate of Elimination of Sonida Senior Living, Inc., dated August 10, 2026 (Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 10, 2026).

10.1
Exchange Agreement, dated as of August 10, 2026, by and among Sonida Senior Living, Inc., Conversant Dallas Parkway (A) LP and Conversant Dallas Parkway (B) LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2026).

10.2
Second Amended and Restated Term Loan Agreement, dated August 7, 2026, by and among Ally Bank, Sonida Senior Living, Inc. and affiliated borrower entities (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 13, 2026).

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and (v) related notes.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonida Senior Living, Inc.
(Registrant)

By:	/s/ BRANDON M. RIBAR
Brandon M. Ribar
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 5, 2026

By:	/s/ KEVIN J. DETZ
Kevin J. Detz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2026

By:	/s/ TIMOTHY J. COBER
Timothy J. Cober
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: November 5, 2026